Form 10QSB
period 1997-09-30
AUDIO BOOK CLUB INC
filed 1997-12-05
CIK 1040973

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                    OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _________ to ________

                        Commission file number 1-13469

                             Audio Book Club, Inc.
------------------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

         Florida                                               65-0429858
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employment
 incorporation or organization)                            Identification No.)

2295 Corporate Blvd., N.W., Suite 222, Boca Raton, Florida        33431
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number, including area code:              (561) 241-1426
                                                             --------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes       No     X
    ---         ---

As of December 3, 1997, there were 6,153,920 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes       No     X
    ---         ---

                             Audio Book Club, Inc.
                        Quarter ended September 30,1997
                                  Form 10-QSB

                                     Index
                                     -----
                                                                                                Page
                                                                                                ----
PART I:  Financial Information.
Item 1:           Financial Statements.

                  Balance Sheet at September 30, 1997 (unaudited)                                3

                  Statements of Operations for the three months
                  ended September 30, 1996 and 1997 and the
                  nine months ended September 30, 1996 and
                  1997 (unaudited)                                                               4

                  Statements of Cash Flows for the nine months ended
                  September 30, 1996 and 1997 (unaudited)                                        5

                  Notes to Financial Statements                                                  6

Item 2:           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                    12

PART II:

Item 1:           Legal Proceedings.                                                            18

Item 2:           Changes in Securities and Use of Proceeds                                     18

Item 6:           Exhibits and Reports on Form 8-K.                                             19


Part I  Financial Information
     Item 1.  Financial Statements

                             AUDIO BOOK CLUB, INC.
                                 Balance Sheet

                              September 30, 1997
                                  (Unaudited)

                                                                             September 30,
                                    Assets                                        1997
                                                                                  ----
Current Assets :
      Cash                                                                  $    114,741
      Accounts receivable, net of allowances for sales returns
           and doubtful accounts of $993,282                                   1,267,670
      Inventory                                                                1,177,044
      Royalty advances                                                           221,123
      Deferred offering costs                                                    277,817
      Prepaid expense                                                             36,921
      Prepaid loan costs, net                                                     29,669
                                                                            ------------
Total current assets                                                           3,124,985

Fixed assets, at cost, net of accumulated depreciation
      of $12,854                                                                  24,381
                                                                            ============
                                                                            $  3,149,366
                                                                            ============

                  Liabilities and Stockholders' Deficiency

Current liabilities:
       Accounts payable                                                     $  1,385,072
       Accrued expenses                                                          345,860
       Bank debt                                                               9,000,000
                                                                            ------------
               Total current liabilities                                      10,730,932
Notes payable - related parties                                                5,975,200
                                                                            ------------
               Total liabilities                                              16,706,132
                                                                            ------------

Commitments and contingencies

Stockholders' deficiency:
      Preferred Stock, no par value, authorized 5,000,000 shares;
           no shares issued and outstanding                                         --
      Common Stock; no par value, authorized 25,000,000
           shares; 3,256,400 shares issued and outstanding                           200
      Contributed capital                                                        486,217
      Accumulated deficit                                                    (14,043,183)
                                                                            ------------
             Total stockholders' deficiency                                  (13,556,766)
                                                                            ------------
                                                                            $  3,149,366
                                                                            ============

                             AUDIO BOOK CLUB, INC.

                           Statements of Operations
                                  (Unaudited)

                                                                 Three months                            Nine months
                                                              ended September 30,                     ended September 30,
                                                     --------------------------------        --------------------------------
                                                           1996                1997                1996                1997
                                                           ----                ----                ----                ----
Sales                                                $  1,743,691        $  3,783,040        $  5,968,350        $ 10,282,371
Returns, discounts and allowances                         843,657           1,677,967           1,808,858           3,087,256
                                                     ------------        ------------        ------------        ------------
          Sales, net                                      900,034           2,105,073           4,159,492           7,195,115
Cost of sales                                             802,773             946,072           3,130,997           3,756,620
                                                     ------------        ------------        ------------        ------------
          Gross profit                                     97,261           1,159,001           1,028,495           3,438,495
Expenses:
     Advertising and promotion (for
         acquisition and retention of members)          1,761,013           1,662,296           4,247,847           3,912,033
     General and administrative                           631,589             607,658           1,432,989           1,333,435
     Professional fees                                      4,668              40,468              84,152             193,003
     Depreciation and amortization                          1,093               6,835               3,134              11,513
                                                     ------------        ------------        ------------        ------------
          Operating loss                               (2,301,102)         (1,158,256)         (4,739,627)         (2,011,489)
Interest expense, net of interest income of
     $2,154 and $4,840, for the three
     months, and $2,349 and $6,354, for
     the nine months ended September 30,
     1996 and 1997 respectively                            62,388             163,972             119,382             478,617
                                                     ------------        ------------        ------------        ------------
Net loss                                             $ (2,363,490)       $ (1,322,228)       $ (4,859,009)       $ (2,490,106)
                                                     ============        ============        ============        ============

Net loss per share of common stock                   $      (0.71)       $      (0.41)       $      (1.47)       $      (0.76)
                                                     ============        ============        ============        ============

               See accompanying notes to financial statements.

                            AUDIO BOOK CLUB, INC.

                           Statements of Cash Flows

                                                                                                Nine months
                                                                                            ended September 30
                                                                                   -----------------------------------
                                                                                         1996                  1997
                                                                                         ----                  ----
                                                                                                (unaudited)
Cash flows from operating activities:
     Net loss                                                                       $(4,859,009)          $(2,490,106)
    Adjustments to reconcile net loss to net cash used
        operating activities:
        Depreciation and amortization                                                     3,134                11,513
        Imputed interest on notes payable - related parties                             121,731               254,892
        Changes in asset and liability accounts:
           (Increase) in accounts receivable, net                                       (56,379)             (672,040)
           Decrease in due from related party                                              --                  20,000
           (Increase) in inventory                                                      (14,398)             (340,384)
          Decrease in prepaid advertising                                                63,341                  --
          (Increase) decrease in royalty advances                                      (243,791)               14,317
          (Increase) in prepaid expenses                                                   --                 (36,921)
          Increase in accounts payable and accrued expenses                             488,821                89,491
                                                                                    -----------           -----------
               Net cash used in operating activities                                 (4,496,550)           (3,149,238)
                                                                                    -----------           -----------
Cash flows from investing activities:
       Acquisition of fixed assets                                                      (12,336)               (9,518)
                                                                                    -----------           -----------
Cash flow from financing activities:
      Proceeds from issuance of notes payable -
        related parties                                                               4,400,200             1,295,000
      Repayment of notes payable - related parties                                         --              (6,800,000)
      Proceeds from issuance of bank debt                                                  --               9,000,000
      Prepaid loan costs                                                                   --                 (36,542)
      Deferred offering costs                                                              --                (277,817)
                                                                                    -----------           -----------
            Net cash provided by financing activities                                 4,400,200             3,180,641
                                                                                    -----------           -----------
Net increase (decrease) in cash                                                        (108,686)               21,885
                                                                                    -----------           -----------
Cash at beginning of period                                                             140,977                92,856
                                                                                    -----------           -----------
Cash at end of period                                                               $    32,291           $   114,741
                                                                                    ===========           ===========

                             Audio Book Club, Inc.

                         Notes to Financial Statements

  (Information at September 30, 1997 and for the three and nine month periods ended September 30, 1996 and 1997 is unaudited)

(1)      Organization

         Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company is a negative option membership club engaged principally in mail order and Internet sales of audiocassettes.

(2)      Significant Accounting Policies
         Basis of Presentation
         The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements contained in its Registration Statement on Form SB-2. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

         Inventory
         Inventory, consisting principally of audio cassettes held for resale, is valued at the lower of cost (weighted average cost method) or market.

         Royalties
         The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable on contractural terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the nine months ended September 30, 1996 and September 30, 1997, no writedown of royalty advances was recorded.

         Deferred Offering Costs
         As of September 30, 1997, the Company had incurred expenses of $277,817 related to its initial public offering (see Note 6 - Subsequent Events), including legal and accounting fees and expenses. A portion of such amounts were provided for in accounts payable and accrued expenses. Upon successful completion of the offering, the associated costs were deducted from net proceeds of the offering.

         Prepaid Expenses
         Prepaid expenses consist principally of envelopes, mailers and other supplies bought in bulk which will be used in recurring mailings to new and current members over a period of time no greater than the next twelve months.

         Revenue Recognition
         Sales are recorded upon shipment of merchandise and simultaneous billing. Net sales are sales less actual returns for the period and an estimated allowance for future returns on sales made during the period. The allowance for future returns is based upon historical experience and evaluation of current return trends.

         Advertising and Promotional Costs
         The Company expenses the production costs of advertising the first time the advertising takes place or when the advertising is initially mailed. Direct-response advertising consists primarily of direct mailings to individuals that include order forms for the Company's products, and to a lesser extent print advertisements. The capitalized costs of advertising are amortized in the month of publication of the magazine in which it appears or the month in which the individual letters are mailed. Promotional costs for new and current members are expensed on the date the promotional materials are mailed. Internet advertising is expensed as it occurs.

         Net (Loss) per Share
         In September 1997, the Company declared a 16,282 for 1 Common Stock split. The number of common stock shares authorized and outstanding and the net loss per share of common stock have been restated to give effect to the 16,282 for 1 Common Stock split.

         In accordance with Staff Accounting Bulletin Topic 4:D, 50,000 stock options granted during the twelve month period preceding the date of the Company's initial public offering have been included in the calculation of weighted average shares outstanding for the three and nine month periods ended September 30, 1996, even though the impact of such incremental shares is antidilutive.

         Fair Value of Financial Instruments
         In estimating the fair value of financial instruments, the Company has assumed that the carrying value of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

         Use of Estimates
         Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)      Amended Articles of Incorporation
         In September 1997, the Company amended and restated its Articles of Incorporation to provide for, among other items, the increase in authorized shares of stock from 10,000 to 30,000,000, of which 25,000,000 are designated as Common Stock, with no par value, and 5,000,000 are designated as Preferred Stock, with no par value.

(4)      Supplemental Cash Flow Information
         Cash expended for interest was none for the nine months ended September 30, 1996 and $230,079 for the nine months ended September 30, 1997, respectively. In accordance with Staff Accounting Bulletin Topic 5:T, the Company has imputed an interest cost on the portion of the non-interest bearing notes payable to related parties which were not converted to equity upon the completion of the Company's initial public offering. The imputed interest rate used in calculating the imputed interest cost was based on the terms negotiated by the Company for its bank debt and was 7.75% and 8.00% for the nine months ended September 30, 1996 and 1997, respectively. Accordingly, for the nine months ended September 30, 1996 and 1997, the Company had a noncash financing activity related to the recognition of imputed interest on a portion of the notes payable - related parties of $121,731 and $254,892, respectively.

         Immediately prior to the consummation of the initial public offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him under a loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the common stock.

(5)      Related Parties
         (a) Leases
         The Company sublets office space from an entity wholly-owned by officers and directors of the Company. Rent expense for the three months ended September 30, 1996 and 1997 amounted to $9,500 and $28,500 for each of the nine months ended September 30, 1996 and 1997.

         On July 1, 1997, the Company entered into a new lease for office space for its corporate offices in Florida. Minimum monthly rental under the lease is $1,167 per month through November, 1997, at which time the monthly rent increases to $1,307. The lease expires on November 30, 2000 and is subject to two extension periods of three years each. A company affiliated with the Chairman, Chief Executive Officer and founder has guaranteed the lease.

         Minimum annual lease commitments under noncancelable operating leases are as follows:

                Year ending December 31,             Amount
                -------------------------            ------
           1997                                           $43,979
           1998                                            39,684
           1999                                            15,684
           2000                                            14,377
                                                           ------
           Total lease commitments                       $113,724
                                                          =======

         (b) Notes Payable
         On September 15, 1997, the Company repaid the $800,000 of outstanding notes payable plus accrued interest to the Company's Chief Operating Officer and Executive Vice President.

(6)      Subsequent Events
         (a) Initial Public Offering
         The Company's Registration Statement on Form SB-2 for its initial public offering was declared effective by the Securities and Exchange Commission on October 22, 1997. On October 27, 1997, the Company closed its initial public offering of 2,300,000 shares of Common Stock, with no par value, at a price of $10.00 per share of Common Stock. In connection with the public offering, the underwriters were granted an over-allotment option to purchase an additional 345,000 shares of Common Stock, exercisable until December 6, 1997. The underwriters have partially exercised their over allotment option by purchasing 110,000 shares from a minority shareholder (with holdings of less than 5% of the Company's common stock.) At the closing of the initial public offering, the Company received cash proceeds of $20,562,229, after underwriting discounts and commissions and certain other expenses paid at closing.

         (b) Repayment of Bank Debt
         The Company used a portion of the proceeds to repay loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167.

         (c) Conversion of Related Party Debt
         Immediately prior to the consummation of the offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him to under a loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the common stock.

         (d) Proforma Balance Sheet
         On a proforma basis, assuming the initial public offering, the conversion of indebtedness into common stock, the repayment of bank debt and other related transactions had occurred on September 30, 1997, the Company`s Balance Sheet would be presented as follows:

           Condensed Proforma Balance Sheet as of September 30,1997
       Giving Effect to Initial Public Offering and Related Transactions
                                  (unaudited)

                                 Assets                           As of September 30, 1997
                                                                   (Proforma) (unaudited)
           Current assets:
                Cash and short-term securities                                   $ 11,620,803
                Accounts receivable (net)                                           1,267,670
                Inventory                                                           1,177,044
                Royalty advances                                                      221,123
                Prepaid expenses                                                       36,921
                                                                                 ------------
                                         Total current assets                      14,323,561
                                                                                 ------------
           Fixed assets (net)                                                          24,381
                                                                                 $ 14,347,942
                                                                                 ============
                  Liabilities and Stockholders' Equity

           Current liabilities:
                Accounts payable                                                  $ 1,385,072
                Accrued expenses                                                      345,860
                                                                                 ------------
                                            Total liabilities                       1,730,932
                                                                                 ------------

                          Stockholders' Equity
                Preferred Stock, no par value, authorized
                   5,000,000 shares; no shares issued and
                   outstanding                                                            -0-
                Common Stock; no par value, authorized
                   25,000,000 shares; 6,153,920
                   outstanding                                                     26,259,812
                Contributed capital                                                   486,217
                Accumulated (deficit)                                            (14,129,019)
                                                                                 ------------
                                   Total stockholders' equity                      12,617,010
                                                                                 ------------
                                                                                 $ 14,347,942
                                                                                 ============

       (e) Income Taxes
         Prior to October 22, 1997, the Company had elected to be taxed as a small business corporation (S corporation) under Section 1362 of the Internal Revenue Code. As a small business corporation, all federal income taxes, if any, are the obligations of the stockholders. Conversely, any losses incurred by the Company may be used by the stockholders.

         As a result of the consummation of the Company's public offering effective on October 22, 1997, the Company's S corporation election terminated and the Company ceased to be an S corporation. Commencing October 22, 1997 the Company became taxable as an incorporated entity (C Corporation). Accordingly losses incurred by the Company on or after October 22, 1997 may be used by the Company and not by the shareholders to the extent permitted under the Internal Revenue Code. Conversely, future federal income taxes, if any, will be the obligation of the Company.

       (f) Marketing Agreement
         In the normal course of business, the Company makes commitments for certain marketing and promotional expenses. Subsequent to September 30, 1997, the Company entered into a marketing and promotional agreement which obligates the Company to expend $925,000 in equal monthly payments over a twelve month period commencing in November 1997.

Item 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Introduction
         "Safe Harbor " Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this Quarterly Report are forward looking statements that involve risks and uncertainties, including but not limited to, the Company's ability to successfully implement a strategy of continued growth and other risks described in the Company's Registration Statement on Form SB-2. The Company's actual results may differ materially from the results discussed in any forward looking statement.

         On October 27, 1997, the Company closed its initial public offering of 2,300,000 shares of Common Stock, with no par value, at price of $10.00 per share of Common Stock. At the closing of the initial public offering, the Company received cash proceeds of $20,562,229, after underwriting discounts and commissions and certain other expenses paid at closing. The Company used a portion of the proceeds to repay loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167.

         Immediately prior to the consummation of the offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him under a loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the common stock.

         The Company is a direct marketer of audio books through Audio Book Club, a membership club which markets and sells audio books by mail order and via the Internet. Since its inception in January 1994, the Company has engaged in an aggressive membership recruitment program to establish a core Audio Book Club member base and continually expand such member base. The Company's Internet web site (www.audiobookclub.com) offers visitors to the web site the opportunity to join Audio Book Club, execute club transactions on-line (if a member), utilize the site's search engine to locate any of the site's audio book selections and sample audio clips of many of the site's selections.

         The Company expects to incur significant expenditures in connection with its expansion strategy (including costs associated with new member recruitment advertising, member retention programs and expansion and maintenance of its Internet web site) which will result in losses until such time as the Company is able to further increase its membership base revenue to support both its operations and continued expansion programs. The Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from September 30, 1997.

Results of Operations
         Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997
         Gross sales for the three months ended September 30, 1997 were $3,783,040, an increase of $2,039,349 or 116.96%, as compared to $1,743,691 for the three months ended September 30, 1996. The increase in gross sales was primarily attributable to increased sales of audio books resulting from the continued expansion of Audio Book Club's membership base.

         Returns, discounts and allowances for the three months ended September 30, 1997 were $1,677,967 or 44.35% of gross sales as compared to $843,657 or 48.38% of gross sales for the prior comparable period. The decrease in returns, discounts and allowances as a percentage of sales was primarily due to an improvement in the quality of members as the Company matures.

         The Company, during the third quarter of 1997, offered dual featured selections to its members as a marketing test in two mailings. These offerings had higher price points than typically offered with the Company's single featured selections. The Company anticipated higher gross sales for the dual featured selections, as well as correspondingly higher returns, which the Company believed would result in higher net sales. However the actual return experience for mailings with dual featured selections exceeded return rates for other mailings in 1997 and Company expectations. As a result, the Company's returns as a percentage of gross sales for the three months ended September 30, 1997 were inflated by the results of the marketing test.

         The effect on returns of the dual featured selections was compounded by the timing of the Company's member mailings which offered the dual main selections. The Company sends out seventeen mailings per year to its members. The timing of the mailings is consistent with historical Club industry patterns, that is mailings occur every four weeks with the exception of four "seasonal" mailings that fall in between the regular four week periods. This pattern results in eight periods when mailings are only two weeks apart. Because the dual featured selections were tested within two weeks of other mailings, this had a further negative impact on returns. The Company has implemented a change to its member mailing schedule for 1998 whereby member mailings will be sent evenly every three weeks. Nevertheless, the Company's overall returns for the three months ended September 30, 1997, as a percentage of gross sales were 4.03% less than the prior comparable period. The Company does not currently anticipate offering dual featured selections in the future.

         As a result of higher gross sales and decreasing returns, discounts and allowances as a percentage of such sales, net sales for the three months ended September 30, 1997 increased $1,205,039 or 133.89% to $2,105,073.

         Cost of sales as a percentage of net sales for the three months ended September 30, 1997 declined from 89.19%, in the prior comparable period, to 44.94%, in the current period. Conversely, gross profit increased $1,061,740 or 1,091.64% to $1,159,001 for the three months ended September 30,1997, from $97,261 in the prior comparable period. Gross profit as a percentage of net sales increased from 10.81% for the three months ended September 30, 1996 to 55.06% for the three months ended September 30, 1997. The dramatic reduction in cost of goods sold as a percentage of net sales and the dramatic improvement in gross profit margin is principally attributable to a larger percentage of net sales from increasing sales to members as opposed to revenue from sales of audio books in connection with new member enrollments at substantially reduced prices; new fulfillment arrangements at lower costs and increased licensing of products which reduces overall production costs.

         Advertising and promotion expenses (for acquisition and retention of new members) decreased $98,717 or 5.61% to $1,662,296 for the three months ended September 30, 1997 as compared to $1,761,013 in the prior comparable period. This decrease was principally due to lower per piece mailing costs of member solicitation packages and member mailings, as the number of pieces in each mailing increases, which were partially offset by increased expenses associated with advertising and promotion activities to a larger membership base.

         General and administrative expenses for the three months ended September 30, 1997 decreased $23,931 or 3.79% to $607,658 from $631,589. As a percentage of net sales, general and administrative expenses declined to 28.87% for the three months ended September 30, 1997 from 70.17% in the prior comparable period. In prior years, the Company invested in corporate infrastructure capable of supporting operations in excess of its then-current level of operations. As a result, the Company was not required to hire additional personnel and incur additional administrative expenses to support higher revenue volumes. Accordingly, general and administrative expenses actually decreased while volume increased.

         Professional fees for the three months ended September 30, 1997 were $40,468, an increase of $35,800, as compared to $4,668 for the prior comparable period. Depreciation and amortization expenses for the three months ended September 30, 1997 were $6,835, an increase of $5,742, as compared to $1,093 for the prior comparable period. Net interest expense for the three months ended September 30, 1997 increased $101,584 to $163,972. The increase in net interest expense was due to increased borrowings.

         Primarily due to increased sales, lower returns and allowances as a percentage of gross sales, significantly lower cost of goods sold as a percentage of net sales and correspondingly higher gross profit, and the ability to operate at higher volumes without hiring additional personnel or incurring additional administrative expenses, the loss for the three months ended September 30, 1997, declined by 44.06% or $1,041,262, from $2,363,490 in the prior comparable period to $1,322,228 for the three months ended September 30, 1997.

         Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1997
         Gross sales for the nine months ended September 30, 1997 were $10,282,371, an increase of $4,314,021 or 72.28%, as compared to $5,968,350 for the nine months ended September 30, 1996. The increase in gross sales was primarily attributable to increased sales of audio books resulting from the continued expansion of Audio Book Club's membership base.

         Returns, discounts and allowances for the nine months ended September 30, 1997 were $3,087,256 or 30.02% of gross sales as compared to $1,808,858 or
30.31% for the prior comparable period and as a percentage is virtually unchanged.

         Expansion of Audio Book Club's membership base, increased revenue from members and increased new member enrollment revenue resulted in an increase in net sales of $3,035,623 or 72.98% for the nine months ended September 30, 1997 to $7,195,115 as compared to $4,159,492 for the prior comparable period.

         Cost of sales as a percentage of net sales for the nine months ended September 30, 1997 declined from 75.27%, in the prior comparable period, to 52.21%, in the current period. Conversely, gross profit increased $2,410,000 or

234.32% to $3,438,495 for the nine months ended September 30,1997, from $1,028,495 in the prior comparable period. Gross profit as a percentage of net sales increased from 24.73% for the nine months ended September 30, 1996 to 47.79% for the nine months ended September 30, 1997. The dramatic reduction in cost of goods sold as a percentage of net sales and the dramatic improvement in gross profit margin is principally attributable to a larger percentage of net sales from increasing catalog sales to members as opposed to revenue from sales of audio books in connection with new member enrollments at substantially reduced prices; new fulfillment arrangements at lower costs and increased licensing of products which reduces overall production costs.

         Advertising and promotion expenses (for acquisition and retention of new members) decreased $335,814, or 7.91%, to $3,912,033 for the nine months ended September 30, 1997 as compared to $4,247,847 in the prior comparable period. This decrease was principally due to lower per piece mailing costs of member solicitation packages and member mailings, as the number of pieces in each mailing increases, which were partially offset by increased expenses associated with advertising and promotion activities to a larger membership base.

         General and administrative expenses for the nine months ended September 30, 1997 decreased $99,554, or 6.95% to $1,333,435 from $1,432,989.
General and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 1997, were 18.53%, a reduction from 34.45% in the prior comparable period. In prior years, the Company invested in corporate infrastructure capable of supporting operations in excess of its then-current level of operations. As a result, the Company was not required to hire additional personnel and incur additional administrative expenses to support higher revenue volumes. Accordingly, general and administrative expenses actually decreased on higher volume.

         Professional fees for the nine months ended September 30, 1997 were $193,003, an increase of $108,851, as compared to $84,152 for the prior comparable period. Depreciation and amortization expenses for the nine months ended September 30, 1997 were $11,513, an increase of $8,379, as compared to $3,134 for the prior comparable period. Net interest expense for the nine months ended September 30, 1997 increased $359,235 to $478,617. The increase in net interest expenses was due to increased borrowings.

         Primarily due to increased sales, lower returns and allowances as a percentage of gross sales, significantly lower cost of goods sold as a percentage of net sales and correspondingly higher gross profit, and the ability to operate at higher volumes without hiring additional personnel or incurring additional administrative expenses, the loss for the nine months ended September 30, 1997, declined by 48.75% or $2,368,903, from $4,859,009 in the prior comparable period to $2,490,106 for the nine months ended September 30, 1997.


Liquidity and Capital Resources
         The Company's capital requirements have been and will continue to be significant due to, among other things, costs associated with direct mail campaigns, other new member recruitment advertising and building, expanding and maintaining an Internet web site. Historically, the Company's cash requirements have exceeded cash flows from operations.

         On October 27, 1997, the Company closed its initial public offering of 2,300,000 shares of Common Stock, with no par value, at price of $10.00 per share of Common Stock. At the closing of the initial public offering, the Company received cash proceeds of $20,562,229, after underwriting discounts and commissions and certain other expenses paid at closing. The

Company used a portion of the proceeds to repay loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167.

         Immediately prior to the consummation of the offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him under a loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the common stock.

         During the nine months ended September 30, 1997, the Company's cash increased $21,885, as the Company used net cash of $3,149,238 and $9,518 for operating and investing activities, respectively, and had cash provided by financing activities of $3,180,641. For the nine months ended September 30, 1996, the Company's cash decreased by $108,686, as the Company used net cash of $4,496,550 and $12,336 for operating and investing activities, respectively, and had cash provided by financing activities of $4,400,200.

         Net cash used in operating activities in each period consisted principally of net losses of $4,859,009 and $2,490,106 for the nine months ended September 30, 1996 and 1997, respectively.

         For the nine months ended September 30, 1996, net cash used in operating activities, consisted of, in addition to the net loss, increases in receivables, inventory and royalty advances of $56,379, $14,398 and $243,791, respectively. The net cash used in operations was partially reduced by imputed interest on notes payable to related parties of $121,731, a decrease in prepaid advertising of $63,341 and an increase in accounts payable of $488,821.

         For the nine months ended September 30, 1997, the cash used in operating activities consisted of, in addition to the net loss, increases in receivables, inventory and prepaid expenses of $672,040, $340,384 and $36,921, respectively. The net cash used in operations was partially reduced by imputed interest on notes payable to related parties of $254,892, a decrease in royalty advances of $14,317 and an increase in accounts payable of $89,491.

         The increase in accounts receivable during the nine months ended September 30, 1997 is principally due to significantly higher sales. The increase in inventory is principally due to higher sales and an expanded number of titles.

         Cash used in investing activities in both periods was for the acquisition of fixed assets, principally for computer equipment.

         For the nine months ended September 30, 1996, net cash provided by financing activities consisted of loans from the Company's officers and directors. For the nine months ended September 30, 1997, the Company borrowed $9,000,000 from a major bank and $1,295,000 from officers and directors. During the nine months ended September 30, 1997, loans outstanding from officers and directors of the Company were reduced in the amount of $6,800,000. Net cash provided by financing activities was partially offset by an increase of $277,817 in deferred offering costs.

         Upon consummation of the initial public offering, loans from the major bank were repaid and deferred offering costs were netted against proceeds from the offering.

         After giving effect to the repayment of the bank debt and related interest, the Company received cash proceeds from the initial public offering of $11,506,062. The proceeds have been invested in short-term bank investments none of which have a maturity of greater than 180 days.

         Based on the Company's currently proposed plans and assumptions relating to the implementation of its business plan (including the timing and success of its direct marketing and other new recruitment advertising, as well as the availability and terms of attractive acquisition opportunities), the Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from September 30, 1997.


New Accounting Standard
         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes the adoption of SFAS No. 128, including the effect on prior periods will not have a material effect on its financial statements.


Quarterly Fluctuations
         The Company's operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and other new member recruitment advertising, member attrition, the timing and popularity of new audio book releases and product returns. The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly direct mail campaigns. For fiscal periods in which the Company conducts significant direct mail campaigns, the Company's operating results will be adversely affected because the increased membership acquisition expenses incurred may not generate corresponding revenues from such campaigns until the following periods.

Part II - Other Information

         Item 1.  Legal Proceedings.
         None.


         Item 2.  Changes in Securities and Use of Proceeds.

         In September 1997, the Company amended and restated its Articles of Incorporation to provide for, among other items, the increase in authorized shares of stock from 10,000 to 30,000,000, of which 25,000,000 are designated as Common Stock, with no par value, and 5,000,000 are designated as Preferred Stock, with no par value. Also, in September 1997, the Company declared a 16,282 for 1 Common Stock split.

         On October 27, 1997, the Company closed its initial public offering of 2,300,000 shares of Common Stock, with no par value, at a price of $10.00 per share of Common Stock. The gross proceeds of the offering prior to any expenses, discounts and commissions were $23,000,000.

         Immediately prior to the consummation of the offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him under a loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the Common Stock. The shares issued upon the conversion of the indebtedness were issued pursuant to an exemption under Section 4(2) of the Securities and Exchange Act of 1933, as amended.

         In connection with the initial public offering, the underwriters were granted an over-allotment option for an additional 345,000 shares of Common Stock, exercisable until December 6, 1997. The underwriters have partially exercised their over-allotment option by purchasing 110,000 shares from a minority shareholder (with holdings of less than 5% of the Company's common stock.) In connection with the initial public offering, the Company also granted to the principal underwriter and its designees, for nominal consideration, warrants to purchase from the Company up to 230,000 shares of Common Stock at a price of $16.50 per share for a period of five years expiring, October 22, 2002.

         The Registration Statement on Form SB-2 (No. 333-30665) was declared effective by the Securities and Exchange Commission on October 22, 1997.

         At the closing of the initial public offering, the Company received cash proceeds of $20,562,229, after underwriting discounts and commissions and certain other expenses paid at closing. The Company used a portion of the proceeds to repay loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167. The remaining funds in the amount of $11,506,062 have been invested in short-term investments and will be used to implement the Company's business plan and fund working capital requirements. The Company anticipates using the proceeds to fund membership recruitment advertising, Internet web site marketing and development and for working capital and general corporate purposes.

Item 6:           Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  Exhibit 27  Financial Data Schedule

          (b)     Reports on Form 8-K

                  None.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Audio Book Club, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audio Book Club, Inc.



Dated:   December 3, 1997           By:  /s/ Michael Herrick
                                         -----------------------
                                         Michael Herrick
                                         Chief Operating Officer

Dated    December 3, 1997           By:  /s/ Robert R. Klein
                                         -----------------------
                                         Robert R. Klein
                                         Chief Financial and Accounting Officer