Form 10KSB
period 1997-12-31
AUDIO BOOK CLUB INC
filed 1998-03-30
CIK 1040973

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

     Commission file number: 001-13469

                              Audio Book Club, Inc.

             (Exact name of Registrant as specified in its charter)

           Florida                                               65-0429858
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         2295 Corporate Boulevard, Suite 222, Boca Raton, Florida  33431
              (Address of principal executive offices)           (Zip code)

                                 (561) 241-1426
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Securities:                        Exchanges on which Registered:

Common Stock                                American Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year. $15,119,093

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 27, 1998 there were 6,153,920 shares of the registrant's common stock, no par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one):

Yes ___:   No _X_

                                    PAGE -2-

                              Audio Book Club, Inc.

                                    Index To
                          Annual Report on Form 10-KSB
                        For Year Ended December 31, 1997

PART I..........................................................................................................  4

Item 1.  Business...............................................................................................  4

Item 2.  Description of Properties.............................................................................. 13

Item 3.  Legal Proceedings...................................................................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 14

PART II......................................................................................................... 14

Item 5.  Market for Common Equity and Related Stockholder Matters............................................... 14

Item 6.  Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................................................... 16

Item 7.  Financial Statements .................................................................................. 22

Item 8.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure............................................................................................ 22

PART III........................................................................................................ 23

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act............................................................... 23

Item 10.  Executive Compensation................................................................................ 26

Item 11.  Security Ownership of Certain Beneficial Owners and Management........................................ 30

Item 12.  Certain Relationships and Related Transactions........................................................ 31

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................... 33

SIGNATURES...................................................................................................... 35


                                    PAGE -3-

                                     PART I

Item 1. Business

Introduction

     The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks by mail and via the Internet. The Company commenced operations in January 1994 and undertook its first direct mail campaign in August 1994. As of March 19, 1998, Audio Book Club's total member file consisted of 306,798 names. As of December 31, 1997, Audio Book Club's total member file consisted of 262,032 names compared to 154,653 and 64,398 names as of December 31, 1996 and 1995, respectively. The Company's total member file has increased by approximately 376% from January 1, 1996 to March 19, 1998. The total member file consists of all members acquired by the Company, including active and inactive members. Since its inception, the Company has engaged in an aggressive membership recruitment program to establish a core Audio Book Club member base and to continually expand such member base. The Company has acquired Audio Book Club members primarily through direct mailings of member solicitation packages, online computer service and Internet advertising, advertisements in magazines, newspapers and other publications and package insert programs.

     In March 1995, the Company established an Internet web site which offers visitors to the web site the opportunity to join Audio Book Club, execute club transactions online (if a member), utilize the site's search engine to locate any of the site's audiobook selections and sample audio clips of many of the site's selections. The Company believes that it offers one of the most comprehensive libraries of audiobook titles, as members may order virtually any of the 68,000 published titles in existence through the Company's Internet web site or "special order" service.

Audiobook Industry Overview

     Audiobooks are literary works or other printed materials read by the author, a reader or a celebrity actor or an ensemble of readers or actors and recorded primarily on audio cassette and, to a lesser extent, on compact disc. Most hardcover books printed today are released simultaneously as audiobooks and audiobook versions of other popular books are released from time to time, in either an author-approved abridged version or an unabridged version. An abridged audiobook is a condensed version of the printed book, typically recorded on two to six audio cassettes and three to six hours in length. An unabridged audiobook is a word-for-word version of the printed book, typically recorded on six to twelve audio cassettes and six to twelve hours in length. Audiobook publishers have traditionally focused their efforts on publishing abridged audiobooks because they can be offered at lower prices than unabridged versions and, therefore, can be more competitive with printed books and other forms of audio cassette entertainment, such as music cassettes.

     Audiobooks were first introduced in 1985 and, according to the Audio Publishers Association (the "APA"), sales of audiobooks increased to approximately $1.5 billion in 1995 from industry estimates of $250 million in 1988. In addition, according to the APA, sales of audiobooks increased approximately 11.6% during 1996, compared to an increase in printed book sales of 1% during 1996. Simba Information, Inc., a reporter


                                    PAGE -4-
of book information statistics, forecasts sales by book clubs (audio and print) to grow more aggressively than any other consumer book segment.

     Audiobooks are available in all genre categories including, fiction, non-fiction, mystery, suspense, biography, fantasy and science fiction, romance, spiritual, religion, humor, children's, business, self-improvement and motivational. An industry source estimates that there were approximately 68,000 audiobook titles in existence as of January 1998, as compared to 11,500 titles in 1985, with approximately 7,500 titles published in 1996.

     The Company believes that consumers of audiobooks include those who purchase printed books, as well as those who do not have time to read, as they can be listened to while engaging in other activities, such as driving, walking or exercising, and can be used by consumers who have difficulty reading. The Company also believes that audiobooks offer exceptional entertainment value because they can be enjoyed while relaxing at home in the same manner that a person would watch television or listen to the radio.

     When audiobooks were first introduced, they were available almost exclusively in libraries. Currently, bookstores account for the largest percentage of retail audiobook sales, selling approximately 47% of audiobooks in 1995 according to the APA. Bookstores, however, typically devote limited shelf space to audiobooks. A survey conducted by Publishers Weekly in 1994 indicates that bookstores devote only an average of 71 square feet to audiobooks. Because of shelf space limitations, bookstores carry only a limited number of the approximately 68,000 published audiobook titles.

     Over the last several years, audiobook stores, which rent or sell only audiobooks, have opened. Audiobooks are also offered on a limited basis in other retail establishments such as convenience stores, video rental stores and wholesale clubs (e.g. Costco), as well as by several mail order companies which offer audiobooks for rental and sale through their catalogs. Audiobooks are also currently offered through the limited number of audiobook member clubs, such as Audio Book Club.

     The Company believes that it is positioned to capitalize on opportunities in the emerging and expanding markets for audiobooks because of its early entrance into, and knowledge of, the audiobook club industry, established membership base and Internet web site, knowledge of and experience in utilizing mailing lists to target direct mail campaigns, selection of available audiobook titles, established relationships with major audiobook publishers and emphasis on providing friendly, efficient customer service.

Strategy

     The Company's strategy is to establish Audio Book Club as the largest and most convenient supplier of audiobooks by mail and via the Internet. Key elements of the Company's strategy include:

     o Expand Member Base. The Company believes that it has established a core Audio Book Club member base which it intends to continue to expand. The Company anticipates that its advertising activities will continue to consist primarily of direct mailings of member solicitation packages to prospective members whose names were obtained from third-party mailing lists. In addition, the Company intends to increase its direct mail and Internet web site

                                    PAGE -5-
          and online computer service marketing and advertising activities. The Company also intends to continue to test other forms of advertising, including various magazine, newspaper and other print media, radio and package insert programs.

     o Optimize Member Acquisition Marketing Activities. The Company intends to continue to analyze its database of results obtained from direct mail campaigns (including the results obtained from each mailing list utilized) and from print and other advertising, as well as Internet marketing. The Company maintains a database of information regarding each advertising campaign, including each third-party mailing list that was utilized in the campaign, the quantity of names to which the promotional mailings were sent, the response rate and the per member acquisition cost. The Company believes that its emphasis on database management improves its ability to efficiently target advertising campaigns, thereby obtaining increased response rates and lower per member acquisition costs.

     o Maximize Per Member Revenues. The Company intends to continue to analyze the results of its advertising activities and the purchasing habits of its members to maximize sales to members and extend membership life cycles. The Company maintains a database of information on each name in its member file, including number and genre of titles ordered, payment history, the advertising campaign from which the member joined and a lifetime value analysis. The Company believes that such analyses and evaluations enable the Company to efficiently target advertising to potential members who have characteristics of persons likely to join Audio Book Club, purchase sufficient quantities of audiobooks to be a profitable source for the Company and become long-term club members. The Company also intends to utilize such information to target and establish "niche" clubs to capitalize on consumer demand for audiobooks in specific genres and audiobooks by specific authors.

     o Cost Containment. The Company continuously seeks to reduce its costs of doing business, including the costs associated with member acquisition, catalog mailings and products. The Company believes that as it expands its membership base it will achieve increased economies of scale in connection with member recruitment advertising, member mailings and order processing and product fulfillment, and be able to order products and services in larger quantities and, therefore, be able to negotiate more favorable licensing, purchasing and manufacturing arrangements.

     o International Expansion. The Company's long-term objectives include expanding Audio Book Club internationally into English-speaking countries such as Canada and the United Kingdom, as well as into other countries with large English-speaking populations.

     Consistent with its business plan, the Company may also seek to expand its operations by acquiring companies in businesses which the Company believes will complement or enhance its business. Any decision to make an acquisition will be based upon a variety of factors, including the purchase price and financial terms of the transaction, the business prospects and competitive position of services provided and products offered by the acquisition candidate and the extent to which any such acquisition would enhance the Company's prospects.

                                    PAGE -6-

     The Company's strategy is subject to change as a result of a number of factors, including progress or delays in the Company's expansion efforts, success of the Company's member recruitment advertising, results of continual test marketing, consumer acceptance of new products, the Company's ability to identify suitable acquisition candidates and integrate any acquired businesses into its operations and changes in market conditions, consumer buying habits and consumer preferences. There can be no assurance that the Company will be able to successfully implement its business strategy or otherwise expand its operations.

Audiobook Supply

     The Company has established relationships with substantially all of the major audiobook publishers, including Random House Audio Publishing, Inc., Bantam Doubleday Dell Audio Publishing, Simon & Schuster Audio, Harper Audio, Time Warner Audio Books and Audio Renaissance Tapes. The Company has primarily entered into non-exclusive agreements with selected audiobook publishers pursuant to which the publisher grants to the Company a license to duplicate the recordings and the packaging materials relating to each audiobook in such publisher's audiobook library, including audiobooks as to which the publisher acquires rights during the term of the agreement. The Company also enters into agreements pursuant to which it receives licenses to duplicate the recordings and packaging materials relating to selected audiobooks. The Company believes that its ability to enter into license agreements with publishers enables it to reduce the costs associated with obtaining its supply of audiobooks.

     Typically, the Company pays to the publisher a royalty for each copy it sells and an advance on its royalty obligations in exchange for the non-exclusive license. Such licensing agreements generally have one or two-year terms, permit the Company to sell audiobooks in the Company's inventory at the expiration of the term during a "sell-off" period and prohibit the Company from selling an audiobook prior to its release date. Most of the license agreements permit the Company to arrange for the packaging, printing and cassette duplication of audiobooks, as opposed to the publisher arranging for the duplication. The Company, to the extent it is able to do so on favorable terms, enters into arrangements with the publisher's recording duplicator and packaging supplier.

     In addition to entering into license agreements, the Company purchases certain audiobooks from publishers' inventories at a substantial discount to the suggested retail price. The Company from time to time also purchases certain previously released audiobooks as remainder sales from publishers at a substantial discount to wholesale prices, often below manufacturing cost.

                                    PAGE -7-

Member Acquisition

     Since its inception, the Company has engaged in an aggressive membership recruitment program to establish a core Audio Book Club member base and continually expand such member base. The Company has acquired Audio Book Club members primarily through direct mailings of member solicitation packages, online computer service and Internet advertising, advertisements in magazines, newspapers and other publications and package insert programs. The Company continually analyzes the results of its marketing activities in an effort to maximize sales, extend membership life cycles, and efficiently target its marketing efforts to increase response rates to its advertisements and reduce its per member acquisition costs.

     Direct Mail

     The Company regularly engages in direct mail campaigns designed to attract potential Audio Book Club members. The Company obtains lists of names from various list brokers based on criteria which the Company believes have characteristics of persons likely to join Audio Book Club, purchase sufficient quantities of audiobooks to be a profitable source for the Company and become long-term members. The Company mails member solicitation packages to those persons it has identified for a specific direct mail campaign. Each member solicitation package contains a letter from Audio Book Club's editor explaining the Audio Book Club concept and identifying the advantages of becoming a member, an easy-to-use enrollment form for the prospective member to complete, a brochure of audiobook titles and a self-addressed, postage paid reply envelope. The Company believes that it has identified numerous lists that have performed well in the past and, as a result, expects that future response rates and member acquisition costs should improve.

     Internet Web Site and Online Computer Service Advertising

     In March 1995, the Company established an Internet web site which offers visitors to the web site the opportunity to join Audio Book Club, execute club transactions online (if a member), utilize the web site's search engine to locate many of the web site's thousands of audiobook selections and sample audio clips of any of the web site's selections. The Company's web site also provides additional options, such as alerting visitors when a new title of an author or reader previously specified by the visitor is released and offering reviews of selected titles.

     The Company's web site is updated simultaneously with the Audio Book Club catalog to add new selections and the new current featured selection, as well as to add new book cover images and audio clips to preview. In March 1998, the Company signed an agreement to utilize on its web site Net Perceptions' GroupLens(TM) Recommendation Engine, an advanced tool designed to deliver highly personalized content. The integration of this engine is intended to create a personalized audiobook buying experience customized for each individual user. Once users have logged onto the Company's web site, they will be offered audiobook selections which correspond to their previous buying patterns.

     The Company's web site currently has links from numerous search engines and audiobook related sites. The web site is also linked to catalog listing sites offered by online computer and Internet services.

                                    PAGE -8-

     Prior to June 1997, the Company did not actively market its web site and has only recently conducted limited test marketing of its web site. The Company has since entered into the following agreements to increase its Internet presence:

(1) An agreement with America Online, Inc., the world's leading online service. Under the agreement, in addition to impressions generated through a channel carriage, the Company will receive impressions throughout the AOL Service in areas such as Chat and E-mail, as well as such areas as Instant Messenger, Timesavers and Net Find search terms on AOL.com. Audio Book Club will also be promoted in both the "Auto & Travel" and "Books, Music and Video" departments of both the AOL Service and the AOL.com Shopping Channels.

(2) An agreement with Excite, Inc., (http//www.excite.com) to promote Audio Book Club through Excite.com. Under the agreement, Audio Book Club will be the exclusive audiobook clubs available to consumers visiting the Excite site until at least August 31, 1999.

(3) An agreement with AudioNet, Inc. making the Company the exclusive retailer of audiobooks on AudioNet's Web site (http://www.audionet.com) through December 31, 1999.

(4) An agreement with go2net, Inc. making the Company the exclusive retailer of books and audiobooks on go2net's MetaCrawler search engine (http://www.metacrawler.com) and StockSite financial Web site (http://www.stocksite.com) through February 15, 1999.

(5) A strategic alliance with CitySearch.com (http://www.CitySearch.com) making the Company the exclusive retailer, through December 31, 1998, of audiobooks on CitySearch.com which includes the exclusive sponsorship of the Books Area within the Arts & Entertainment area of every CitySearch.com domestic market (currently nine markets.)

(6) An agreement with GeoSystems Global Corp., the leader in interactive mapping. As part of the agreement, the Company will receive a permanent link, through February 14, 1999 on the MapQuest(R) Web site (http://www.mapquest.com) toolbar, an optional jump/bridge page featuring "Road Trip Picks of the Week" and a permanent space in TripQuest, where MapQuest users access custom driving directions.

     In addition to the foregoing, the Company continues to explore arrangements with additional Internet companies.

     The Company continues to work to expand and improve its web site including increasing the number of audiobook titles to select, and audio clips to preview through its search engine, improving recommendation features and streamlining the join process.

                                    PAGE -9-

     Print Advertising

     The Company has from time to time placed print advertisements in various magazines and other forms of print media, including Forbes, The New Yorker, People, Redbook and The Saturday Evening Post. Such advertisements either contain a mail-in enrollment form with a listing of 25 to 50 audiobook titles from which to order or invite the reader to call the Company to join the club. The Company also advertises in catalogs which feature advertisements for mail order catalogs. The Company does not pay for the placement of an advertisement in these catalogs, but pays a fee based on the number of inquiries each such catalog receives for the Audio Book Club catalog.

     The Company intends to continue to test various print media and analyze and evaluate the results of such advertising to determine the print media which helps expand its membership base while reducing per member acquisition costs.

     Other Advertising Activities

     The Company has in the past and will continue in the future to test other forms of advertising, including radio, television and package insert programs. Package insert advertising enables the Company to include advertisements or inserts in mailings or product shipments made by a third party to the third party's customers to entice them to join Audio Book Club.

Audio Book Club

     Members

     As of March 19, 1998, Audio Book Club's total member file consisted of 306,798 names. As of December 31, 1997, Audio Book Club's total member file consisted of 262,032 names. The total member file consists of all members acquired by the Company, including currently active and inactive members. The Company seeks to attract a financially sound and responsible membership base. Accordingly, the Company targets its direct mail and other advertising efforts to these types of persons. Results of the Company's membership survey indicate that Audio Book Club members are typically time-constrained individuals who are unable to read as much as they would like and are concentrated in the 30 to 65-year old age group.

     Audio Book Club members can enroll in the club through the mail by responding to direct mail or print media advertisements, online through the Company's web site or by calling or faxing the Company. Audio Book Club typically offers new members four audiobooks at a low introductory price ($.99 or less). By enrolling, the member commits to purchase a minimum number of additional audiobooks (typically two or four) at Audio Book Club's regular prices which generally range from $10.00 to $35.00 per audiobook, which the Company believes is comparable to and competitive with audiobook retailers.

     Audio Book Club encourages its members to purchase audiobooks, in addition to satisfying their minimum purchase commitment, by offering all members special discount pricing and other incentives based on the volume of their purchases. Upon enrollment, the Company sends to the new member a "welcome package" consisting of a membership guide with information concerning ordering, payment, returns, cancellation, discounts and the club's bonus point and advantage member programs; a questionnaire; a welcome letter from the club director; and a "Member-Get-a-Member" form which enables the member to receive free audiobooks for soliciting another person to join Audio Book Club.

                                    PAGE -10-

     The Company engages in list rental programs to maximize the revenue generation potential of its membership list. As Audio Book Club's membership base grows, the Company anticipates that its list will become more attractive to direct marketers as a source of potential customers.

     Member Mailings

     Audio Book Club members receive approximately 17 member mailings each year, one mailing approximately every three weeks. Audio Book Club mailings typically include a 32-page catalog which, together with the "more titles" insert, offers approximately 500 titles, including a "featured selection" which is usually one of the most popular titles at the time of mailing; "alternate selections" which are best selling and other current popular titles; and "backlist selections" which are long-standing titles that have continuously sold well. Each member mailing also includes a negative option reply form and a "Member-Get-a-Member" form. The Company has recently acquired computer graphics equipment and hired two computer graphic designers to design the creative aspects of the catalogs and related materials included in the member mailings. The Company contracts with print shops to print the catalogs and related materials.

     Under the negative option reply system, the member receives the featured selection unless he or she replies by the date specified on the reply card by returning the reply card, calling the Company with a reply, faxing a reply to the Company or replying online via the Company's Internet web site with a decision not to receive such selection. Members can also use any of such methods to order additional selections from each catalog.

     The Company's Editorial Director selects which titles to feature, add to and remove from each catalog after consideration of, among other factors, an evaluation of the author, audiobook content and production quality; the reader; sales of the author's previous audiobooks and printed books; the author's reputation; the audiobook's relation to a movie, television show or other book or audiobook; as well as independent publication reviews. The Company offers a balance between unabridged and abridged audiobooks cassettes and compact discs to satisfy differing member preferences. In addition, the Company emphasizes the timely introduction of new audiobook titles to its catalogs.

     The Company also offers a "special order" service which enables members to call the Company and order virtually any of the approximately 68,000 published titles in existence, whether or not listed in the Company's member mailings.

     The Company intends to continue to test market complimentary products, such as CD-Roms, videos, audio related products, printed books, audio and electronic equipment, storage racks and cases and audio music cassettes and compact discs to determine which products, if any, to add to its product offerings. The Company from time to time offers certain of such products to Audio Book Club members by including a promotional insert with its member mailings.

     The Company also includes inserts for products or services of non-competing companies in product shipments to customers and member mailings for which it receives a fee based on the number of shipments and mailings in which the insert is included. In addition, the Company is evaluating opportunities to enter into joint venture arrangements


                                    PAGE -11-
with non-competing companies to offer their products or services to Audio Book Club members.

     Customer Service

     In order to encourage members to maintain their relationship with Audio Book Club and to maximize the long-term value of a member, the Company seeks to provide friendly, efficient, personalized service. The Company's goal is to remove potential barriers to making a purchase and to make members comfortable shopping via mail order and on the Internet. Audio Book Club's negative option system makes it easy for members to receive the featured selection without having to take any action.

     The Company offers fast ordering options, including (i) placing orders online through the Company's web site, (ii) calling the Company with an order on its toll-free order hotline and (iii) faxing an order to the Company. Orders are sent fourth class mail and are typically delivered 10 to 14 days following the receipt by the Company. For an additional fee, members can receive faster delivery of an order either by priority delivery, which takes 3 to 5 days, or by overnight delivery.

     Members are billed for their purchases at the time their orders are shipped and are required to make payment promptly. The Company generally allows members in good standing to order up to $50 of product on credit, which amount may be increased if the member maintains a good credit history with the Company.

     The Company's policy is to accept returns of damaged products and, to maintain favorable customer relations, the Company generally accepts promptly made returns of unopened products. The Company monitors each member's account to determine if the member has made excessive returns. The Company's policy is to either terminate a membership or change member status to positive option, if the member makes three to five consecutive returns of either audiobooks ordered or of featured selections received because the member did not return the reply card on time.

Fulfillment, Warehousing and Distribution

     In October 1996, the Company entered into an agreement with National Fulfillment Services ("NFS") pursuant to which NFS provides to the Company order processing and data processing services. Such services include accepting member orders, implementation of the Company's credit policies, inventory tracking, billing, invoicing and generating periodic reports, such as reports of sales activity, accounts receivable, aging customer profile and marketing effectiveness. The Company's agreement with NFS expires on October 31, 1998, unless earlier terminated by either party upon not less than 60 days notice.

     In November 1996, the Company entered into an agreement with R.R. Donnelly & Sons Company ("Donnelly") pursuant to which Donnelly provides to the Company warehousing and distribution services. The initial term of the Company's agreement with Donnelly expires on October 31, 1998 and the agreement provides for automatic three-year renewals, provided that the Company may terminate the agreement upon notice ranging from 60 days to six months (depending upon the amount of termination payment) and Donnelly may terminate the agreement upon notice of not less than six months.

     Customer orders are sent directly to NFS where they are processed, and invoices are generated by NFS and sent directly to Donnelly. Donnelly locates the ordered

                                    PAGE -12-
audiobooks from inventory, packs and ships the order, using the invoice as a packing list, to the Audio Book Club member.

Competition

     The audiobook and mail order club industries are intensely competitive and highly fragmented. The Company competes with existing audiobook clubs for prospective members. The Company is currently aware of two other negative option audiobook clubs.

     The Company also competes with all other outlets through which audiobooks are offered, including bookstores, audiobook stores(which rent or sell only audiobooks), retail establishments such as convenience stores, video rental stores and wholesale clubs (e.g. Costco), and mail order companies which offer audiobooks for rental and sale through catalogs. In addition, the Company also competes with mail order clubs and catalogs and other direct marketers that offer products with similar entertainment value as audiobooks, such as music cassettes and compact discs, printed books and videos, for discretionary consumer spending.

Intellectual Property

     The Company holds two United States service mark registrations and has applied for several additional service marks relating to slogans and designs used in its advertisements, member mailings and member solicitation packages and service marks relating to an animated character used on the Internet. The Company believes that its service marks have significant value and are important to the marketing of Audio Book Club.

     The Company relies on trade secrets and proprietary know-how, and employs various methods, to protect its ideas, concepts and membership database. In addition, the Company typically obtains confidentiality agreements with its executives officers, employees, list managers and appropriate consultants and service suppliers.

Employees

     As of March 27, 1998, the Company had 14 full-time employees, of whom five were in management and nine were in operational positions. The Company believes its employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. Properties

     The Company shares office space in Boca Raton, Florida with The Herrick Company, Inc., a company wholly-owned by Norton Herrick, Chairman of the Board, Chief Executive Officer and beneficially a principal shareholder of the Company, pursuant to separate leases. The Company leases 1,155 square feet of such space pursuant to a lease agreement which expires in November 2000. The Company's rent was $1,167 per month, and increased to $1,307 per month in December 1997. On July 1, 1997, the Company entered into a new lease for additional office space in Florida. The Herrick Company, Inc. guaranteed the Company's obligations under the Company's leases for its Florida office. The Company has the option to renew the lease for three-year periods on two occasions.

     The Company also subleases 1,550 square feet of space in Morristown, New Jersey at an annual rent of $24,000 pursuant to a sublease agreement dated as of January 1, 1995 between the Company and H. H. Realty Investors, Inc., a company wholly-owned by Michael Herrick, Chief Operating Officer, Vice Chairman of the Board and a director of the Company, Howard Herrick, Executive Vice President and a director of the Company, and Evan Herrick, a son of Norton Herrick and brother of Michael and Howard Herrick. In January, 1998, the Company amended the sublease agreement to

                                    PAGE -13-
provide for additional space at its New Jersey location for a total of 2,328 usable square feet. Minimum monthly rent under the amended lease is $2,900 per month through December, 1998. The sublease relating to the New Jersey property expires in December 1998, and may be extended if the master lease is extended. H.H. Realty Investors, Inc. leases such property from an independent third party. The Company believes that its leases are on commercially reasonable terms.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock has been listed on The American Stock Exchange ("AMEX") under the symbol "KLB" since October 27, 1997.

     The high and low sale prices during the period from October 27, 1997 and December 31, 1997 were $11.125 and $4.00, respectively.

     As of February 27, 1998, there were 63 holders of record of the Company's Common Stock. In addition, the Company believes there are in excess of 300 beneficial owners of its Common Stock whose shares are held in "street name."

Dividend Policy

     The Company has never paid any dividends on its Common Stock, and the Board of Directors of the Company does not intend to declare or pay any dividends on its Common Stock in the foreseeable future. The Board of Directors currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon a variety of factors, including earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common Stock in the future could be further limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any Preferred Stock that may be issued and then outstanding.

Sales of Securities and Use of Proceeds.

     In September 1997, the Company amended and restated its Articles of Incorporation to provide for, among other items, the increase in authorized shares of stock from 10,000 to 30,000,000, of which 25,000,000 are designated as Common Stock, with no par value, and 5,000,000 are designated as Preferred Stock, with no par value. Moreover, in September 1997, the Company declared a 16,282 for 1 Common

                                    PAGE -14-

Stock split which was effected in October 1997. The shares issued as a result of the split were issued pursuant to an exemption from registration under the Securities Act of 1933 (the "Act") by virtue of Section 2(3) of the Act.

     Immediately prior to the consummation of the Company's initial public offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him under a loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the Common Stock. The shares issued upon the conversion of the indebtedness were issued pursuant to an exemption under Section 4(2) of the Act.

     On October 27, 1997, the Company closed its initial public offering of 2,300,000 shares of Common Stock, no par value, at a price of $10.00 per share of Common Stock. These shares had been registered on the Company's Registration Statement on Form SB-2 (no. 333-30665). The gross proceeds of the offering prior to any expenses, discounts and commissions were $23,000,000. The net proceeds to the Company were $19,765,663.

     In connection with the initial public offering, the underwriters were granted an over-allotment option for an additional 345,000 shares of Common Stock. The underwriters partially exercised their over-allotment option by purchasing 110,000 shares from a minority shareholder (with holdings of less than 5% of the Company's common stock.) In connection with the initial public offering, the Company also granted to the principal underwriter and its designees, for nominal consideration, warrants to purchase from the Company up to 230,000 shares of Common Stock at a price of $16.50 per share for a period of five years expiring, October 22, 2002.

     At closing, the Company used a portion of the proceeds of its initial public offering to repay in full the entire outstanding principal balance of $9,000,000 plus accrued interest thereon of $56,167 the Company had borrowed from a bank. Since the date of the closing through December 31, 1997, the Company used approximately $1,900,000 of the remaining net proceeds of the offering for membership recruitment advertising. The Company has invested $5,000,000 in a bank certificate of deposit bearing interest at 5.5% maturing on May 2, 1998. The remaining funds are being used to implement the Company's business plan and fund working capital requirements. The Company anticipates using the net proceeds to fund additional membership recruitment advertising, Internet web site marketing and development and for working capital and general corporate purposes.

                                    PAGE -15-

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this Item 6 and elsewhere in this Form 10-KSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such statements. Such factors include, but are not limited to, the Company's limited operating history, history of losses, significant capital requirements, ability to successfully implement a strategy of continued growth, dependence on third-party providers and suppliers, competition and other risks described n the Company's Registration Statement on Form SB-2. The words "believe", "expect", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     On October 27, 1997, the Company consummated its initial public offering of Common Stock, which, after deducting offering expenses of $3,234,337, resulted in net proceeds of $19,765,663. The Company immediately used a portion of the proceeds to repay loans from a bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167.

     Immediately prior to the consummation of the offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him under a loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the Common Stock.

     The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks by mail order and via the Internet. Since its inception in January 1994, the Company has engaged in an aggressive membership recruitment program to establish a core Audio Book Club member base and continually expand such member base. The Company's Internet web site (www.audiobookclub.com) offers visitors to the web site the opportunity to join Audio Book Club, execute club transactions on-line (if a member), utilize the site's search engine to locate any of the site's audiobook selections and sample audio clips of many of the site's selections.

     As of December 31, 1997, the Company's total member file consisted of 262,032 names, compared to 154,653 names as of December 31, 1996. The Company's total member file has increased by approximately 307% from January 1, 1996 to December 31, 1997. The total member file consists of all members acquired by the Company, including active and inactive members.

     The Company recognizes sales revenues (gross sales) upon shipment of products, at which time customers are billed for the products ordered. Revenues consist primarily

                                    PAGE -16-
of catalog sales of audiobooks to members at regular club price plus shipping and handling less applicable discounts, and to a lesser extent, revenues from new member enrollments. New member enrollment revenues represent the low introductory price (typically two to four audiobooks for $.99 or less) at which the Company offers the introductory audiobooks as an enticement for new members to join Audio Book Club plus shipping and handling.

     Accounts receivable are recorded net of allowances for sales returns and doubtful accounts. The Company records returns, discounts and allowances each period in an amount equal to actual returns plus an estimated allowance for additional returns for sales made during such period. The allowances for doubtful accounts and future sales returns are based upon historical experience and an evaluation of current trends. The Company's allowances for sales returns and doubtful accounts were $1,281,849 and $167,596, respectively, as of December 31, 1997.

     Cost of sales includes the cost of audiobooks and product royalty, shipping, mailing and fulfillment costs. The cost of sales of the introductory audiobooks exceeds new member enrollment revenues from such introductory offer. The Company's gross profit margin has increased as catalog sales of audiobooks to members account for a greater percentage of sales. The Company's gross profit percentage has also increased due to new fulfillment arrangements at lower costs and increased licensing of products which reduces overall production costs.

     The Company expects to incur significant expenditures in connection with its expansion strategy (including costs associated with new member recruitment advertising, member retention programs and expansion and maintenance of its Internet web site) which will result in losses until such time as the Company is able to further increase its membership base revenue to support both its operations and continued expansion programs. The Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from December 31, 1997.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

     The following table sets forth certain historical financial data for the Company as a percentage of net sales:

                                                          Year Ended December 31
                                                          ----------------------
                                                             1996        1997
                                                             ----        ----
Net sales                                                    100%        100%
                                                             ===         ===
Cost of sales                                                 77          55
Gross profit                                                  23          45
Advertising and promotion expense (for
acquisition and retention of members)                         98          68
General and administrative expense                            35          20
Interest expense, net                                          4           4
Net loss                                                    (115)        (49)

                                    PAGE -17-

     Gross Sales for the year ended December 31, 1997 were $15,119,093, an increase of $6,775,789, or 81%, as compared to $8,343,304 for the year ended December 31, 1996. Such increase in gross sales was primarily attributable to increased sales of audiobooks resulting from expansion of Audio Book Club's membership base and increased purchases from members.

     Returns, discounts and allowances for the year ended December 31, 1997 were $5,040,939, or 33% of gross sales, as compared to $2,743,221, or 33% of gross sales for the year ended December 31, 1996. The increase in returns, discounts and allowances was primarily the result of an increase in sales of audiobooks.

     Returns for the year ended December 31, 1997 were negatively impacted by two marketing decisions. The Company, during the third quarter of 1997, offered dual featured selections to its members as a marketing test in two mailings. These offerings had higher price points than typically offered with the Company's single featured selections. The Company anticipated higher gross sales for the dual featured selections, as well as correspondingly higher returns, which the Company believed would result in higher net sales. However the actual return experience for mailings with dual featured selections exceeded return rates for other mailings in 1997 and Company expectations. The Company does not currently anticipate offering dual featured selections in the future.

     Returns were also negatively affected by the timing of the Company's member mailings. The Company sends out seventeen mailings per year to its members. The timing of the mailings is consistent with historical Club industry patterns, that is mailings occur every four weeks with the exception of four "seasonal" mailings that fall in between the regular four week periods. This pattern results in eight periods when mailings are only two weeks apart. The returns for mailings in these concentrated time frames exceed the Company's normal return rates. The Company had a number of concentrated mailings in the fourth quarter of 1997. The Company has implemented a change to its member mailing schedule for 1998 whereby member mailings will be sent evenly every three weeks.

     Net sales for the year ended December 31, 1997 were $10,078,154, an increase of $4,478,071, or 80%, as compared to $5,600,083 for the year ended December 31, 1996. The increase in net sales was primarily attributable to expansion of Audio Book Club's membership base and increased buying by members.

     Cost of sales for the year ended December 31, 1997 were $5,495,358, an increase of $1,168,014, or 27%, as compared to $4,327,344 for the year ended December 31, 1996, primarily as a result of increased net sales. Cost of sales includes the cost of audiobooks and product royalty, shipping, mailing and fulfillment costs.

     Cost of sales as a percentage of net sales for the year ended December 31, 1997 declined from 78%, in the prior comparable period, to 55%, in the current period. Conversely, gross profit increased $3,310,0570 or 260% to $4,582,796 for the year ended December 31, 1997, from $1,272,739 in the prior comparable period. Gross

                                    PAGE -18-
profit as a percentage of net sales increased to 45% for the year ended December 31, 1997 from 23% for the year ended December 31, 1996. The dramatic reduction in cost of goods sold as a percentage of net sales and the dramatic improvement in gross profit margin is principally attributable to a larger percentage of net sales from increasing sales to members as opposed to revenue from sales of audiobooks in connection with new member enrollments at substantially reduced prices; new fulfillment arrangements at lower costs and increased licensing of products which reduces overall production costs.

     Advertising and promotion expenses (for acquisition and retention of new members) increased $1,373,489 or 25% to $6,843,250 for the year ended December 31, 1997 as compared to $5,469,761 in the prior comparable period. Included in the advertising expense in 1997 is approximately $2,000,000 relating to a direct mail campaign, intended to attract new members, which was mailed to prospective members the last week of December 1997 with an anticipated delivery date of early January 1998. Total direct mail expenses for the solicitation of new members for the year ended December 31, 1997 was approximately $5,743,000, an increase of approximately $1,363,000 from the prior year. Catalogs and other advertising costs to Audio Book Club members increased approximately $10,000, on a much higher number of pieces mailed. This increase was controlled because as the number of pieces in each mailing increases, the cost of each piece declines.

     General and administrative expenses for the year ended December 31, 1997 were $1,990,051, or 20% of net sales, as compared to $1,948,821, or 35% of net sales for the year ended December 31, 1996. General and administrative expenses increased $41,230 or 2% for the year ended December 31, 1997 as compared to the year ended December 31, 1996. During 1996, the Company established a corporate infrastructure capable of supporting operations in excess of its then-current level of operations. As a result, the Company was not required to hire additional personnel and incur additional administrative expenses commensurate with its increased level of operations. Accordingly, general and administrative expenses declined significantly as a percentage of net sales.

     Professional fees for the year ended December 31, 1997 were $226,504, as compared to $99,093 for the year ended December 31, 1996. The increase in professional fees is principally attributable to increased legal, accounting and other professional fees associated with the reporting and compliance requirements of a public company.

     Depreciation and amortization expense for the year ended December 31, 1997 was $8,334 as compared to $5,193 for the year ended December 31, 1996. The increase in depreciation expense resulted from the Company's investment in computer equipment during the quarter ended December 31, 1997 which allows the Company to design and create its catalogs and mailings internally which the Company believes should result in substantial savings.

     Net interest expense for the year ended December 31, 1997 increased $224,368 to $435,508 from $211,140 in the prior comparable period. Included in net interest expense is interest income of $105,631 for the year ended December 31, 1997 an

                                    PAGE -19-
increase of $97,993 from the year ended December 31, 1996. Interest income increased due to the investment of the proceeds from the Company's initial public offering. On September 15, 1997, the Company repaid the $800,000 of outstanding notes payable plus accrued interest in the amount of $10,082 to the Company's Chief Operating Officer and Executive Vice President. The Company used a portion of the proceeds of the initial public offering to repay the loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167. Accordingly, as of December 31, 1997, the Company has no outstanding interest bearing indebtedness.

     Primarily due to increased sales, significantly lower cost of goods sold as a percentage of net sales and correspondingly higher gross profit, and the ability to operate at higher volumes without hiring additional personnel or incurring additional administrative expenses, the loss for the year ended December 31, 1997, declined by 24% or $1,540,418, from $6,461,269 in the prior comparable period to $4,920,851 for the year ended December 31, 1997.

     Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant due to, among other things, costs associated with direct mail campaigns, other new member recruitment advertising and building, expanding and maintaining an Internet web site. Historically, the Company's cash requirements have exceeded cash flows from operations.

     On October 27, 1997, the Company received net proceeds of $19,765,663 from its initial public offering of Common Stock. The Company immediately used a portion of the proceeds to repay loans from a bank in the aggregate principal amount of $9,000,000 plus accrued interest of $56,167.

     Immediately prior to the consummation of the offering, the Company's Chairman, Chief Executive Officer and founder converted $5,975,200 of indebtedness owed to him under a loan agreement into 597,520 shares of Common Stock at a price per share equal to the initial offering price of the Common Stock.

     During the year ended December 31, 1997, the Company's cash increased $3,562,197 as the Company used net cash of $5,506,131 and $5,192,335 for operating and investing activities, respectively, and had cash provided by financing activities of $14,260,663.

     For the year ended December 31, 1997, cash used in operating activities consisted of, in addition to the net loss, increases in receivables, inventory, current prepaid expenses, royalty advances and prepaid expenses non-current of $1,187,286, $863,714, $111,896, $32,078 and $48,219, respectively. The net cash used in operations was partially reduced by a decrease in amounts due from related parties of $20,000 and an increase in accounts payable and accrued expenses of $1,375,227.

     The increase in accounts receivable during the year ended December 31, 1997 is principally due to significantly higher sales. The increase in inventory is principally due to higher sales and an expanded number of titles.

                                    PAGE -20-

     Cash used in investing activities during 1997 was principally for the purchase of a short term investment to be held to maturity consisting of bank certificates of deposit in the amount of $5,000,000 bearing interest at 5.5% maturing on May 2, 1998 and of $100,000 bearing interest at 5.9% maturing on May 6, 1998. The Company also purchased fixed assets, principally for computer equipment in the amount of $48,636. In the fourth quarter of 1997, the Company invested in computer equipment which allows the Company to design and create its catalogs and mailings internally which should result in substantial annual savings.

     The Company received cash proceeds from its initial public offering after payment of all associated offering costs of $19,765,663.

     During 1997, the Company entered into three-year employment agreements with Michael Herrick and Howard Herrick, two-year employment agreements with Norton Herrick and John Levy and a one-year employment agreement with Jesse Faber. The Company's aggregate commitments under such employment agreements are approximately $646,000, $472,000 and $201,000 during 1998, 1999 and 2000, respectively.

     Based on the Company's currently proposed plans and assumptions relating to the implementation of its business plan (including the timing and success of its direct marketing and other new recruitment advertising, as well as the availability and terms of attractive acquisition opportunities), the Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from December 31, 1997.

New Accounting Standard

     In March 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for years ending after December 15, 1997 Accordingly, effective December 31, 1997, the net loss per share information has been calculated and presented in accordance the provisions of SFAS No. 128 and as further prescribed by the relevant Staff Accounting Bulletins of the Securities and Exchange Commission. In accordance with the provisions of SFAS No. 128, net loss per share for the year ended December 31, 1996 has also been restated.

                                    PAGE -21-

Quarterly Fluctuations

     The Company's operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases, the timing of member catalog mailings and product returns. The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly direct mail campaigns. For fiscal periods in which the Company conducts significant direct mail campaigns, the Company's operating results will be adversely affected because the increased membership acquisition expenses incurred may not generate corresponding revenues from such campaigns until the following periods.

Item 7. Financial Statements

     The response to this item is submitted as a separate section of this report commencing on page F-1 following Item 13.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable

                                    PAGE -22-

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company are as follows:

     Name         Age                     Position
Norton Herrick    59    Chief Executive Officer, Chairman of the Board and
                        Director
Michael Herrick   31    Chief Operating Officer, Vice Chairman of the Board and
                        Director
Jesse Faber       42    President and Director
Howard Herrick    33    Executive Vice President and Director
John F. Levy      42    Executive Vice President and Chief Financial Officer
Roy Abrams        54    Director
Carl Wolf         53    Director

     Norton Herrick

     Chief Executive Officer, Chairman of the Board and Director. Director of the Company since its inception. President of the Company from its inception until January 1996. Mr. Herrick has been a private investor for over 30 years and is currently Chairman and Chief Executive Officer of The Herrick Company, Inc., a private investment firm he founded. Through his wholly-owned affiliates, Mr. Herrick has owned and managed income producing properties, including office buildings, shopping centers and multi-family apartment complexes, and has completed transactions with respect to approximately 250 income producing properties valued at an aggregate of approximately $2 billion. Mr. Herrick is involved in the management of numerous entities he formed to acquire, finance, manage and lease office, industrial and retail properties; and to acquire, operate, manage, redevelop and sell residential rental properties. Mr. Herrick serves on the advisory board of the Make A Wish Foundation, the advisory committee of the National Multi Housing Council and the National Board of Directors for People for the American Way.

     Term of Office: Norton Herrick will stand for re-election at the 1998 annual meeting of shareholders.

                                    PAGE -23-

     Michael Herrick

     Chief Operating Officer, Vice Chairman of the Board and Director. Director of the Company since its inception, Michael Herrick co-founded the Company, has been Vice Chairman of the Board of the Company since January 1996, Chief Operating Officer of the Company since January 1997 and director of the Company since its inception. Mr. Herrick has held various other offices with the Company since its inception. Since August 1993, Michael Herrick has been an officer (since January 1994, Vice President) of the corporate general partner of a limited partnership, which limited partnership is a principal shareholder of The Walking Company, a nationwide retailer of comfort and walking footwear and related apparel and accessories. Since May 1989, Mr. Herrick has been employed by The Herrick Company, Inc., and is currently one of its Vice Presidents. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships which acquire, finance, manage and lease office, industrial and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties.

     Term of Office: Michael Herrick will stand for re-election at the 1999 annual meeting of shareholders

     Howard Herrick

     Executive Vice President and Director. Howard Herrick has been a director of the Company since its inception. Howard Herrick co-founded the Company and has been Executive Vice President, Editorial Director and a director of the Company since its inception. Since August 1993, Howard Herrick has been Vice President of the corporate general partner of a limited partnership, which limited partnership is a principal shareholder of The Walking Company. Since 1988, Mr. Herrick has been an officer of The Herrick Company, Inc. and is currently its President.

     Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships which acquire, finance, manage and lease office, industrial and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties.

     Term of Office: Howard Herrick will stand for re-election at the 2000 annual meeting of shareholders

     Jesse Faber

     President and Director. Director since October 27, 1997. Jesse Faber has been President of the Company since October 1996 and a director since October 1997. From 1989 to October 1996, Mr. Faber was Senior Vice President and Partner of AyerDirect, a direct response advertising agency wholly-owned by McManus, Inc., one of the ten largest advertising and marketing agencies in the world. From 1984 to 1989, Mr. Faber was Management Supervisor of Grey Direct, a direct response advertising agency.

     Term of Office: Jesse Faber will stand for re-election at the 1998 annual meeting of shareholders.

                                    PAGE -24-

     John Levy

     John Levy has been Executive Vice-President and Chief Financial Officer of the Company since January 1, 1998, and an employee of the Company since November 1997. Prior to joining the Company, Mr. Levy was Senior Vice President of Tamarix Capital Corporation and had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. During 1994, Mr. Levy served as Chief Financial Officer of the Continuum Group, Inc., a publicly-held record label which filed for protection under Chapter 11 of the United States Bankruptcy Code in 1995 after Mr. Levy had left the Company. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thorton.

     Roy Abrams

     Director Since October 27, 1997. Since April 1993 and from 1986 through March 1990, Mr. Abrams has owned and operated Abrams Direct Marketing, a marketing consulting firm. From April 1990 to April 1993, Mr. Abrams was Vice President of New Business Development of Getting to Know You, Inc., a new homeowner welcoming service. From 1981 through 1985, Mr. Abrams was President of Margrace Corporation, a publicly-held direct marketing company. From 1980 through 1981, Mr. Abrams was a director of mail order marketing of Hearst Corporation, a publishing company. From 1976 to 1979, Mr. Abrams was employed by Columbia House, a negative option and continuity direct marketing company, most recently as Vice President, Merchandise and Continuity Marketing. From 1975 to 1976, Mr. Abrams was director of Mail Order Merchandise Marketing for American Express Company.

     Term of Office: Roy Abrams will stand for re-election at the 1999 annual meeting of shareholders.

     Carl Wolf

     Director. Since March 1998. Carl T. Wolf is the managing partner of the Lakota Investment Group and co-Chairman of the Board and Director of Saratoga Beverage Group, Inc. Mr. Wolf was formerly Chairman of the Board, President and Chief Executive Officer of Alpine Lace Brands, Inc. ("Alpine Lace"). Mr. Wolf founded Alpine Lace and its predecessors and had been the Chief Executive Officer of each of them since the inception of Alpine Lace in 1983. Mr. Wolf became a director of Alpine Lace shortly after its incorporation in February, 1986. Alpine Lace was sold to Land O' Lakes, Inc. in December 1997.

     Term of Office: Carl Wolf will stand for re-election at the 2000 annual meeting of shareholders.

     The Company has agreed that until October 22, 2000, if so requested by the representative of the underwriters of its initial public offering, to use its best efforts to nominate and elect a designee of the representative, (reasonably acceptable to the Company), to serve on the Company's Board of Directors. The representative has not yet exercised its right to designate such a person.


                                    PAGE -25-

Item 10. Executive Compensation

     The following table discloses for the fiscal years ended December 31, 1996 and 1997, compensation paid to Norton Herrick, the Company's Chief Executive Officer and each executive officer of the Company who received salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1997 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation           Long Term Compensation
                                                  -------------------           ----------------------
                                                                                        Awards
                                                                                        ------
                                                                                Securities Underlying
   Name and Principal Position       Year           Salary         Bonus             Options/SAR's (#)
   ---------------------------       ----           ------         -----             -----------------
Norton Herrick:                      1996          $     0-           -0-                   --
    Chief Executive Officer          1997            19,354           -0-                   --
Jesse Faber                          1996            15,062        25,000                   --
    President                        1997           128,417        40,000               50,000
Howard Herrick                       1996           102,000           -0-                   --
    Executive Vice President         1997           115,129           -0-                   --

The following table discloses options granted during the fiscal year ended December 31, 1997 to the Named Executives:

            OPTION/SAR GRANTS IN FISCAL YEAR ENDING DECEMBER 31, 1997

                       Number of
                   Shares Underlying    % of Total Options Granted to    Exercise Price
      Name          Options Granted        Employees in Fiscal Year         ($/share)        Expiration Date
 ---------          ---------------        ------------------------         ---------        ---------------
Jesse Faber             50,000                      100.0%                   $11.00          Five Years from
                                                                                                  Vesting(1)

----------
(1) On September 17, 1997, the Company granted to Mr. Faber options to purchase 50,000 shares of Common Stock at an exercise price equal to 110% of the initial public offering price of the Common Stock which was in excess of fair market value on the date of grant. Such options shall vest as to one-fifth of the shares covered thereby annually over a five-year period commencing on October 31, 1998, provided, however, that such options shall terminate and be canceled if Mr. Faber is no longer employed by the Company prior to the date on which such options vest. Such options shall be exercisable for a period of five years commencing immediately upon the applicable vesting period, provided, however, if Mr. Faber is no longer employed by the Company, such options shall expire on the earlier of the date Mr. Faber is no longer employed by the Company (or up to one year thereafter under certain circumstances) or five years following the date on which such options vest. The per share weighted-average fair value of stock options granted during the year ended December 31, 1997 was $4.55 on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 1997: risk free rate of return 5.56%; option life five years from date of vesting; and no dividend yield.

                                    PAGE -26-

     The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 1997. No options were exercised by the Named Executives during fiscal 1997:

                           Aggregated Option Exercises
                        And Fiscal Year-End Option Values

                   Number of Securities Underlying         Value of Unexercised In-the-
                  Unexercised Options at December         Money Options at December 31,
                              31, 1997                               1997(1)
                -----------------------------------     ----------------------------------
Name            Exercisable           Unexercisable     Exercisable          Unexercisable
-----------     -----------           -------------     -----------          -------------
Jesse Faber          0                   50,000            $-0-                   $-0-

----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

Stock Option Plan

     In June 1997, the Company's shareholders approved a stock option plan (the "Option Plan") pursuant to which 750,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) nonqualified options. ISOs may be granted under the Option Plan to officers and employees of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The purpose of the Option Plan is to encourage stock ownership by certain directors, officers and employees of the Company and other persons instrumental to the success of the Company. The Option Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934. The Board of Directors, within the limitations of the Option Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option.

     ISOs granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Options granted under the Option Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under

                                    PAGE -27-
the Option Plan are not transferable during an optionee's lifetime (unless otherwise provided in the option agreement) but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

     Compensation of Directors

     In his capacity as a director, Mr. Wolf has been granted options to purchase 22,500 shares of the Company's common stock at $5.00 per share (fair market value at the date of grant) which vest and are exercisable one-third on, March 18, 1998 (the "Grant Date") and one-third on the first and second anniversaries of such Grant Date. In addition, Mr. Wolf will receive annual compensation of $5,000, payable on the anniversary of his joining the Company's Board of Directors. Moreover, in March 1998 the Company sold Mr. Wolf an option to purchase 50,000 shares of Common Stock and, the right, under certain circumstances, to purchase an additional option covering 25,000 shares of Common Stock. See "Item 12-Certain Relationships and Related Transactions".

     Employment Agreements

     The Company has entered into a two-year employment agreement, effective as of October 22, 1997, with Norton Herrick which provides for an annual base compensation of $100,000 and such increases and bonuses as the Board of Directors may from time to time determine, based on criteria that it deems appropriate at such time but which it has not yet been established. The employment agreement does not require that Mr. Herrick devote any fixed amount of time to the business and activities of the Company. The employment agreement contains a provision prohibiting Mr. Herrick from, on his own behalf or on behalf of any other person, persons, firms, partnership, corporation or company, engaging or participating in any activities which are in direct conflict with the interests of the Company; and from soliciting or attempting to solicit the business or patronage of any person, firm, corporation, company or partnership which had previously been a customer of the Company, for the purpose of selling products and services similar to those provided by the Company during the term of the employment agreement and for a period of two years thereafter. There can be no assurance, however, that a court will not enforce such provision or only partially enforce such provision. The employment agreement also provides that if Mr. Herrick's employment is terminated under certain circumstances, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $200,000 or two times the total compensation received by Mr. Herrick from the Company during the twelve months prior to the date of termination.

     The Company has entered into a three-year employment agreement, effective October 22, 1997, with Michael Herrick which provides for an annual base compensation of $125,000 and such increases and bonuses as the Board of Directors may from time to time determine, based on criteria that it deems appropriate at such time but which it has not yet been established. The employment agreement requires Mr. Herrick to devote substantially all of his business time to the Company's business and affairs. The employment agreement contains a provision prohibiting Mr. Herrick from, on his own behalf or on behalf of any other person, persons, firms, partnership, corporation or company, engaging or participating in any activities which are in direct conflict with the interests of the Company; and from soliciting or attempting to solicit the business or patronage of any person, firm, corporation, company or partnership which had previously been a customer of the Company, for the purpose of selling products and services

                                    PAGE -28-
similar to those provided by the Company during the term of the employment agreement and for a period of two years thereafter. There can be no assurance, however, that a court will not enforce such provision or only partially enforce such provision. The employment agreement also provides that if Mr. Herrick's employment is terminated under certain circumstances, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $375,000 or three times the total compensation received by Mr. Herrick from the Company during the twelve months prior to the date of termination.

     In September 1997, the Company entered into a one-year employment agreement with Mr. Faber which provides for his employment through October 31, 1998, at an annual base compensation of $140,000 and a bonus of $35,000, provided that he is employed by the Company on October 31, 1998. On September 17, 1997, Company granted to Mr. Faber options to purchase 50,000 shares of Common Stock at an exercise price equal to 110% of the initial public offering price of the Common Stock.

     The Company has entered into a three-year employment agreement effective as of October 22, 1997 with Howard Herrick which provides for an annual base compensation of $125,000 and such increases and bonuses as the Board of Directors may from time to time determine, based on criteria that it deems appropriate at such time but which it has not yet been established. The employment agreement requires Mr. Herrick to devote substantially all of his business time to the Company's business and affairs. The employment agreement contains a provision prohibiting Mr. Herrick from, on his own behalf or on behalf of any other person, persons, firms, partnership, corporation or company, engaging or participating in any activities which are in direct conflict with the interests of the Company; and from soliciting or attempting to solicit the business or patronage of any person, firm, corporation, company or partnership which had previously been a customer of the Company, for the purpose of selling products and services similar to those provided by the Company during the term of the employment agreement and for a period of two years thereafter. There can be no assurance, however, that a court will not enforce such provision or only partially enforce such provision. The employment agreement also provides that if Mr. Herrick's employment is terminated under certain circumstances, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $375,000 or three times the total compensation received by the executive from the Company during the twelve months prior to the date of termination.

     In November 1997, the Company entered into a two year employment agreement with John Levy which provides for an annual base compensation of $135,000, in the first year of the agreement and an annual base compensation of $150,000 in the second year of the agreement. Mr. Levy's agreement also provides for a minimum bonus of $7,500 the first year of the agreement and a minimum bonus of $12,500, the second year of the agreement, provided Mr. Levy is employed by the Company on each such date.. As of January 1, 1998, the Company granted to Mr. Levy options to purchase 30,000 shares of Common Stock at an exercise price of $11.00 per share (which exceeded fair market value on the date of grant). The options for 10,000 shares vest at the end of the first year of the employment agreement and options for 20,000 shares vest at the end of the second year of employment, provided Mr. Levy is employed by the Company on the vesting dates. However, in the event of a change in control, all options shall immediately vest and become exercisable.

                                    PAGE -29-

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 27, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each of the Company's executive officers, including the Named Executives; (iii) each of the Company's directors; and (iv) all directors and executive officers as a group:

      Name and Address of           Number of Shares             Percentage of Beneficial
     Beneficial Owners (1)       Beneficially Owned (2)                  Ownership
     ---------------------       ----------------------                 ----------
Norton Herrick                      3,691,100(3)                           60.0%
Howard Herrick                      3,691,100(4)                           60.0%
Michael Herrick                       488,460(5)                            7.9%
Jesse Faber                               -0-(6)                            -0-
John Levy                                 -0-(7)                            -0-
Roy Abrams                                -0-                               -0-
Carl Wolf                              57,500(8)                             *
All directors and executive         3,748,6000(3)(4)(5)(6)(7)(8)           60.4%
officers as a group
(7 persons)

----------
*    Less than one (1%) percent.

(1) The address for each named individual or group is in care of Audio Book Club, Inc., 2295 Corporate Boulevard, Suite 222, Boca Raton, Florida, 33431.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 27, 1998 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 27, 1998 have been exercised and converted.

(3) Represents (i) 2,714,180 shares held by N. Herrick Irrevocable ABC Trust of which Norton Herrick is the sole beneficiary and Howard Herrick is the sole trustee (the "N. Herrick Trust"), (ii) 488,460 shares of Common Stock held by Howard Herrick and (iii) 488,460 shares of Common Stock held by M.E. Herrick Irrevocable Trust, of which Michael Herrick is the sole beneficiary and Howard Herrick is the sole trustee (the "M.E.H. Trust"). The N. Herrick Trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the trust. Howard Herrick has irrevocably granted to Norton Herrick sole dispositive power with respect to the shares of Common Stock held by Howard Herrick on his own behalf and on behalf of the M.E.H. Trust.

(4) Includes (i) the shares of Common Stock referred to in footnote 3(i) above and footnote (5) below. Does not include options to purchase 100,000 shares of common stock granted February 12, 1998 at an exercise price of $4.75 (market value at date of grant). Such shares to vest as to one-half of the shares covered thereby on

                                    PAGE -30-

     February 9, 1999 and one-half on February 9, 2000 provided, however, that such options shall terminate and be canceled if the officer is no longer employed by the Company prior to the date on which such options vest. Such options shall be exercisable for a period of five years commencing immediately upon vesting, provided, however, if the officer is no longer employed by the Company, such options shall expire on the earlier of 90 days following the date the officer is no longer employed by the Company or five years following the date on which such options vest.

(5) Represents shares held by the M.E.H. Trust. The M.E.H. Trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the M.E.H. Trust and Howard Herrick has granted to Norton Herrick sole dispositive power over the shares held by the M.E.H. Trust. Does not include options to purchase 100,000 shares of common stock granted February 12, 1998 at en exercise price of $4.75 (market value at date of grant). Such shares to vest as to one-half of the shares covered thereby on February 9, 1999 and one-half on February 9, 2000 provided, however, that such options shall terminate and be canceled if the officer is no longer employed by the Company prior to the date on which such options vest. Such options shall be exercisable for a period of five years commencing immediately upon vesting, provided, however, if the officer is no longer employed by the Company, such options shall expire on the earlier of 90 days following the date the officer is no longer employed by the Company or five years following the date on which such options vest.

(6) Does not include options to purchase 50,000 shares of Common Stock which vest at various times commencing October 31, 1998.

(7) Does not include options to purchase 30,000 shares of Common Stock which vest at various times commencing January 1, 1999.

(8) Represents shares issuable upon exercise of options. Does not include options to purchase 15,000 shares of Common Stock which vest at various times commencing March 18, 1999.

Item 12.  Certain Relationships and Related Transactions

     The Company has entered into a sublease agreement with H.H. Realty Investors, Inc., a company wholly-owned by Michael Herrick, Chief Operating Officer, Vice Chairman of the Board and a director of the Company, Howard Herrick, Executive Vice President and a director of the Company, and Evan
Herrick, a son of Norton Herrick and brother of Michael Herrick and Howard Herrick. Pursuant to the agreement, the Company subleased 1,550 square feet of space in Morristown, New Jersey at an annual rent of $24,000. H.H. Realty Investors, Inc. leases such property from an independent third party. In January 1998, the Company amended the sublease agreement to provide for additional space at its New Jersey location. Minimum monthly rent under the amended lease is $2,900 per month through December, 1998 and is subject to two extension periods of five years each under certain conditions.

     On July 1, 1997, the Company entered into a new lease for office space in Florida. The Herrick Company, Inc., a company wholly-owned by Norton Herrick, Chairman of the Board, Chief Executive Officer and a principal shareholder of the Company, guaranteed the Company's obligations under the Company's lease for its Florida office.

                                    PAGE -31-

     On November 17, 1995, Norton Herrick entered into a loan agreement pursuant to which Norton Herrick agreed to loan the Company up to $8,000,000, including the $5,380,000 aggregate amount of loans made to the Company by Norton Herrick as of such date. The loan agreement was subsequently amended to increase permitted borrowings by the Company of up to $13,000,000 and Norton Herrick subsequently assigned his rights under the loan agreement to N. Herrick Irrevocable ABC Trust, of which Norton Herrick is the sole beneficiary and Howard Herrick is the sole trustee (the "N. Herrick Trust"). Borrowings under the loan agreement were non-interest bearing and were converted into equity upon the consummation of the Initial Public Offering. The loan agreement between the Company and Norton Herrick was terminated on October 22, 1997.

     In May 1997, the Company used the proceeds from a $6,000,000 loan from Bank of America National Trust and Savings Association (the "Bank") to repay a portion of the outstanding indebtedness under the loan agreement with the N. Herrick Trust. On August 2, 1997, the Company borrowed an additional $2,250,000 from the Bank to fund working capital. The loan was to be due October 31, 1998, and had an interest rate which was 1/2% under the Bank's reference rate and was payable monthly.

     On September 16, 1997, the Company borrowed an additional $750,000 from the Bank to fund working capital. The loan was also to be due October 31, 1998, and had an interest rate which was 1/2% under the bank's reference rate and was payable monthly.

     The Common Stock of the Company owned by Norton Herrick, the Chairman, Chief Executive Officer and founder of the Company, was pledged as security for the loans. Additionally, in the event the Company failed to repay the loans at maturity, the personal guarantee of the Company's Chairman, Chief Executive Officer and founder would have become effective.

     The Company used a portion of the proceeds of its initial public offering to repay the loans from the Bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167.

     Immediately  prior to the consummation of its initial public offering,  the
N. Herrick Trust converted the outstanding $5,975,200 of indebtedness owed to it by the Company under the loan agreement into 597,520 shares of Common Stock at a price per share equal to the initial offering price of the Common Stock.

     On  May  12,  1997,   Howard  Herrick  entered  into  a  consolidation  and
restatement of loan agreements with the Company relating to the aggregate $400,000 loaned to the Company by Howard Herrick (consisting of a $50,000 loan made in June 1994 and a $350,000 loan made in February 1997). Such borrowings, did not bear interest through July 31, 1997 and, thereafter, bore interest at an annual rate equal to the greater of 10% or the prime rate charged by Citibank, N.A. of New York ("Citibank"). This loan, together with accrued interest, was repaid in September 1997.

     On May 12, 1997, the M.E. Herrick Irrevocable Trust (the "M.E.H. Trust"), of which Michael Herrick is the sole beneficiary and Howard Herrick is the sole trustee, entered into a loan agreement with the Company relating to the aggregate $400,000 loaned to the Company by the M.E.H. Trust (consisting of a $50,000 loan made in June 1994 and a $350,000 loan made in May 1997). Such borrowings did not bear interest through July 31, 1997 and, thereafter, bore interest at an annual rate equal to the greater of 10% or the prime rate charged by Citibank. This loan, together with accrued interest, was repaid in September 1997.

                                    PAGE -32-

     Companies wholly-owned by Norton Herrick have in the past provided certain accounting, administrative and general office services to, and obtained insurance coverage for, the Company at cost since the Company's inception, and the Company paid to such entities for such services, in the aggregate, $38,928 and $60,000, during the years ended December 31, 1996 and 1997, respectively.
The Company anticipates obtaining similar services from time to time from companies affiliated with Norton Herrick for which it will reimburse such companies' cost to provide such services to the Company.

     During 1997, Abrams Direct Marketing ("ADM"), a company wholly-owned by Roy Abrams, a director designee of the Company, provided independent marketing consulting services to the Company and has been paid approximately $25,500 by the Company for such services. In June 1997, the Company entered into a consulting agreement with ADM pursuant to which ADM assists the Company in connection with marketing activities, including designing, implementing and reviewing the results of direct marketing campaigns and selecting direct marketing lists, on an as-needed basis at the rate of $250 per hour.

     On March 18, 1998, (the "Wolf Purchase Date") the Company sold to Carl Wolf an option ("Wolf Option") to purchase 50,000 shares of Common Stock at any time commencing on the Wolf Purchase Date through the fifth anniversary of the Wolf Purchase Date at an exercise price of $5.00 per share (market value at Wolf Purchase Date.) The purchase price of the Wolf Option was $50,000. The Company and Wolf also agreed that, if Wolf continues to serve as an active and participating member of the Company's Board of Directors for six months from the Wolf Purchase Date, that Wolf shall have the right, but not the obligation, to purchase an additional option ("Additional Wolf Option") for an additional 25,000 shares for $25,000. The Additional Wolf Option shall have a five year term from date of purchase of Additional Wolf Option and shall have an exercise price of $5.00 per share.

     The Company's policy with respect to transactions between the Company and its officers, directors and 5% or greater shareholders is that each transaction will be on terms no less favorable than could be obtained from independent third parties. Notwithstanding the foregoing, companies affiliated with Norton Herrick may continue to provide certain accounting, administrative and general office services to, and obtain insurance coverage for, the Company at cost.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)    Exhibits

        *3.1  Articles of Incorporation, as amended, of the Company.

        *3.2  Bylaws, as amended, of the Company.

       *10.1 Agreement between the Company and R.R. Donnelly & Sons Company, dated as of January 23, 1997.

       *10.2 Master Agreement for National Fulfillment Services, Inc. dated as of October 25, 1996.

       *10.3 Loan Agreement between the Company and M. E. Herrick Irrevocable Trust, dated May 12. 1997.

       *10.4 Consolidation and Restatement of Loan Agreements between the Company and Howard Herrick, dated May 12, 1997.

       *10.5  Employment Agreement between the Company and Norton Herrick.

                                    PAGE -33-

       *10.6  Employment Agreement between the Company and Michael Herrick.

       *10.7  Employment Agreement between the Company and Howard Herrick.

       *10.8 Employment Agreement between the Company and Jesse Faber, dated June 6, 1997.

       *10.9  1997 Stock Option Plan

       *10.10 Marketing  Consulting  Agreement  between  the  Company and Abrams
              Direct marketing dated June 6, 1997.

       10.11 Employment Agreement dated November 10, 1997 between the Company and John Levy.

       *10.12 Underwriting Agreement dated October 27, 1997 between the Company,
              Marc Sinensky and L.H. Friend, Weinress, Frankson & Presson, Inc.

       10.13  Securities Purchase Agreement between the Company and Carl Wolf.

       27     Financial Data Schedule.

       (b)    Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts and Reserves

       (c)    Reports on Form 8-K.

       No reports on Form 8-K were filed by the Company during its quarter ended December 31, 1997.

--------------------------------------------------------------------------------
* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (file no. 333-30665) and incorporated by reference thereto.

                                    PAGE -34-

                              Audio Book Club, Inc.

                                   Form 10-KSB

                                     Item 7

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2
Balance Sheet - December 31, 1997                                            F-3
Statements of Operations for the years ended
 December 31, 1996 and 1997                                                  F-4
Statements of Stockholders' (Deficiency) Equity
 for the Years ended December 31, 1996 and
 1997                                                                        F-5
Statements of Cash Flows for the years ended
 December 31, 1996 and 1997                                                  F-6
Notes to Financial Statements                                         F-7 - F-16

                          Independent Auditors' Report

The Board of Directors
Audio Book Club, Inc.

We have audited the accompanying balance sheet of Audio Book Club, Inc. as of December 31, 1997, and the related statements of operations, stockholders' (deficiency) equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing statements. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audio Book Club, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                           /s/ KPMG Peat Marwick LLP
                                           -------------------------------------
                                             KPMG Peat Marwick LLP

New York, New York
March 13, 1998

                              AUDIO BOOK CLUB, INC.

                                  Balance Sheet
                                December 31, 1997

         Assets

Current assets:
    Cash and cash equivalents                                      $  3,655,053
    Short term investment to be held to maturity                      5,143,699
    Accounts receivable, net of allowances for sales returns and
        doubtful accounts of $1,449,445                               1,783,456
    Inventory                                                         1,700,374
    Prepaid expenses                                                    111,896
    Royalty advances                                                    267,518
                                                                   ------------
         Total current assets                                        12,661,996

Prepaid expenses - non-current                                           48,219
Fixed assets, at cost, net of accumulated depreciation of
$16,547                                                                  59,805
                                                                   ------------
                                                                   $ 12,770,020
                                                                   ============
                     Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                  2,776,544
    Accrued expenses                                                    240,124
                                                                   ------------
         Total current liabilities                                    3,016,668
                                                                   ------------
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, no par value, authorized 5,000,000 shares;
        no shares issued and outstanding                                   --
    Common stock; no par value, authorized 25,000,000
        shares; 6,153,920 issued and outstanding                     25,741,063
    Contributed capital                                                 486,217
    Accumulated deficit                                             (16,473,928)
                                                                   ------------
         Total stockholders' equity                                   9,753,352
                                                                   ------------
                                                                   $ 12,770,020
                                                                   ============


                 See accompanying notes to financial statements.

                              Audio Book Club, Inc.

                            Statements of Operations

                                                     Years ended December 31,

                                                       1996            1997
                                                   ------------    ------------
Sales                                              $  8,343,304    $ 15,119,093
Returns, discounts and allowances                     2,743,221       5,040,939
                                                   ------------    ------------
         Sales, net                                   5,600,083      10,078,154
Cost of sales                                         4,327,344       5,495,358
                                                   ------------    ------------
         Gross profit                                 1,272,739       4,582,796
Expenses:
    Advertising and promotion (for acquisition
        and retention of members)                     5,469,761       6,843,250
    General and administrative                        1,948,821       1,990,051
    Professional fees                                    99,093         226,504
    Depreciation and amortization                         5,193           8,334
                                                   ------------    ------------
         Operating loss                              (6,250,129)     (4,485,343)
    Interest expense, net of interest income of
        $7,638 and $105,631 in
        1996 and 1997, respectively                     211,140         435,508
                                                   ------------    ------------
         Net loss                                    (6,461,269)     (4,920,851)
                                                   ============    ============
Net loss per share of common stock                 $      (1.95)   $      (1.29)
                                                   ============    ============

See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.

                 Statements of Stockholders' (Deficiency) Equity
                     Years Ended December 31, 1996 and 1997

                                                             Common
                                                            stock; no          Contributed          Accumulated
                                                            par value            capital              deficit               Total
                                                           -----------         -----------         -----------          -----------
Balance at December 31, 1995                               $       200              12,547          (5,091,808)          (5,079,061)
  Imputed interest on notes
  payable -- related parties)                                     --               218,778                --                218,778
  Net loss                                                        --                  --            (6,461,269)          (6,461,269)
                                                           -----------         -----------         -----------          -----------
Balance at December 31, 1996                                       200             231,325         (11,553,077)         (11,321,552)
  Imputed interest on notes
     payable - related parties                                    --               254,892                --                254,892
  Conversion of notes payable -
     related parties to common
     stock                                                   5,975,200                --                  --              5,975,200
  Proceeds from sale of common
     stock net of offering
     expenses of $3,234,337                                 19,765,663                --                  --             19,765,663
  Net loss                                                        --                  --            (4,920,851)          (4,920,851)
                                                           -----------         -----------         -----------          -----------
Balance at December 31, 1997                               $25,741,063             486,217         (16,473,928)           9,753,352
                                                           ===========         ===========         ===========          ===========

See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.

                            Statements of Cash Flows
                     Years ended December 31, 1996 and 1997

                                                                                                -----------------------------------
                                                                                                      Years ended December 31,
                                                                                                -----------------------------------
                                                                                                    1996                   1997
                                                                                                ------------           ------------
Cash flows from operating activities:
    Net loss                                                                                    $ (6,461,269)            (4,920,851)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                                                  5,193                  8,334
        Imputed interest on notes payable - related parties                                          218,778                254,892
        Changes in asset and liability accounts:
           Decrease (increase) in accounts receivable, net                                             6,418             (1,187,826)
           Decrease in due from related party                                                           --                   20,000
           (Increase) in inventory                                                                  (383,689)              (863,714)
           Decrease (increase) in prepaid expenses                                                    63,341               (111,896)
           (Increase) in prepaid expenses - non-current                                                 --                  (48,219)
           (Increase) in royalty advances                                                           (235,440)               (32,078)
           Increase in accounts payable and accrued expenses                                       1,170,410              1,375,227
                                                                                                ------------           ------------
                  Net cash used in operating activities                                           (5,616,258)            (5,506,131)
                                                                                                ------------           ------------
Cash flows from investing activities:
        Purchase of short-term investment                                                               --               (5,143,699)
        Acquisition of fixed assets                                                                   (7,063)               (48,636)
                                                                                                ------------           ------------
        Net cash used in investing activities                                                         (7,063)            (5,192,335)
                                                                                                ------------           ------------
Cash flows from financing activities:
        Proceeds from issuance of notes payable - related parties                                  5,575,200                   --
        Repayment of notes payable - related parties                                                    --               (5,505,000)
        Proceeds from issuance of bank debt                                                             --                9,000,000
        Repayment of bank debt                                                                          --               (9,000,000)
        Proceeds of sale of common stock, net of offering costs                                         --               19,765,663
                                                                                                ------------           ------------
         Net cash provided by financing activities                                                 5,575,200             14,260,663
                                                                                                ------------           ------------
Net decrease (increase) in cash and cash equivalents                                                 (48,121)             3,562,197
Cash and cash equivalents at beginning of period                                                $    140,977                 92,856
                                                                                                ------------           ------------
Cash and cash equivalents at end of period                                                      $     92,856           $  3,655,053
                                                                                                ============           ============

                 See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.

                          Notes to Financial Statements

                               December 31, 1997



     (1)  Organization

     Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks by mail order and via the Internet.

     (2)  Significant Accounting Policies

     Cash and Cash Equivalents

     Securities with maturities of three months or less when purchased are considered to be cash equivalents.

     Inventory

     Inventory, consisting primarily of audiocassettes held for resale, is valued at the lower of cost (weighted average cost method) or market.

     Fixed Assets

     Fixed assets, consisting primarily of furniture and computer equipment, are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful life of five years.

     Revenue Recognition

     Revenue is recorded upon shipment of merchandise and simultaneous billing. Allowances for doubtful accounts and future returns are based upon historical experience and evaluation of current trends.

     Income Taxes

     Prior to October 22, 1997, the Company had elected to be taxed as a small business corporation (S corporation) under Section 1362 of the Internal Revenue Code. As a small business corporation, all federal income taxes, if any, are the obligations of the stockholders. Conversely, any losses incurred by the Company may be used by the stockholders.

     As a result of the consummation of the Company's public offering effective on October 22, 1997, the Company's S corporation election terminated and the Company ceased to be an S corporation. Commencing October 22, 1997 the Company became taxable as an incorporated entity (C Corporation). Accordingly losses incurred by the Company on or after October 22, 1997 may be used by the Company and not by the stockholders to the extent permitted under the Internal Revenue Code. Conversely, future federal income taxes, if any, will be the obligation of the Company.

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     Advertising and Promotional Costs

     The Company expenses all production costs of advertising the first time the advertising takes place. Direct-response advertising consists primarily of print advertisements and mailings to individuals that include order forms for the Company's products. The capitalized costs of the direct mail advertising are amortized in the month of publication of the magazine in which it appears or the month in which the individual letters are mailed. As of December 31, 1997, costs of all direct mail advertising have been expensed and accordingly, there were no capitalized costs of direct mail advertising.

     Promotional costs for new and current members are expensed on the date the promotional materials are mailed.

     Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable based on contractual terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the years ended December 31, 1996 and 1997, no writedown of royalty advances was recorded.

     Use of Estimates

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     In estimating the fair value for financial instruments, the Company has assumed that the carrying amount of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

     Impact of New Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for years ending after December 15, 1997. Accordingly, effective December 31, 1997, the net loss per share information has been calculated and presented in accordance the provisions of SFAS No. 128 and as further prescribed by the relevant Staff Accounting Bulletins of the Securities and Exchange Commission. In accordance with the provisions of SFAS No. 128, net loss per share for the year ended December 31, 1996 has also been restated.

     (3)  Short Term Investments to be Held to Maturity

     Short term investment to be held to maturity consists of a bank certificate of deposit in the amount of $5,000,000 bearing interest at 5.5% maturing on May 2, 1998 and a bank certificate of deposit in the amount of $100,000 bearing interest at 5.9% maturing on May 6, 1998 plus accrued interest on both certificates of deposit.

     (4)  Notes Payable - Related Parties

     Conversion of Related Party Debt

     On November 17, 1995, the Company executed a loan agreement with Norton Herrick, its Chairman, Chief Executive Officer and founder in the amount of $8,000,000, of which $5,805,000 had been granted in the form of unsecured, non-interest bearing advances as of December 31, 1995.

     On February 6, 1997, the loan agreement was amended to increase the maximum borrowing amount to $13,000,000 from $12,000,000. On May 12, 1997, the loan agreement was further amended to stipulate that the loan does not and will not bear interest, and removed all references to interest in prior documents.(See note 5)

     Immediately prior to the consummation of the Company's initial public offering, the Company's Chairman, Chief Executive Officer, and founder converted the outstanding $5,975,200 of indebtedness owed to him under the loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the common stock. The loan agreement between the Company and Norton Herrick was terminated on October 22, 1997.

     Repayment of Related Party Debt

     In June 1994, the Company received $50,000 from both the Chief Operating Officer and Executive Vice President for a total of $100,000, in exchange for the Company issuing two notes payable of $50,000 each.

     In February 1997, the Company's Executive Vice President loaned the Company an additional $350,000 pursuant to a loan agreement (the "1997 HH Loan"). On May 12, 1997, loans payable to the Company's Executive Vice President in the amounts of $50,000 and $350,000 were consolidated via a consolidated and restated loan agreement. The consolidated loan balance of $400,000 did not bear interest until August 1, 1997, after which time interest was calculated at an annual rate of 10%.

     On May 12, 1997, the Chief Operating Officer loaned the Company $350,000 pursuant to a loan agreement (the "1997 MEH Loan"). Borrowings under the 1997 MEH Loan were consolidated via a loan agreement with the $50,000 loan balance originated in June of 1994. The consolidated loan balance of $400,000 did not bear interest until August 1, 1997, after which time interest was calculated at an annual rate of 10%.

     On September 15, 1997, the Company repaid the $800,000 of outstanding notes payable plus accrued interest in the amount of $10,082 to the Company's Chief Operating Officer and Executive Vice President.

     In accordance with Staff Accounting Bulletin Topic 5:T, the Company has imputed an interest cost on the portion of the non-interest bearing notes payable to related parties which were not converted to equity upon the completion of the Company's initial public offering. The imputed rate used was based on the terms negotiated by the Company for its bank debt and was 7.77% and 8.00% for the years ended December 31, 1996 and 1997, respectively. Interest expense imputed was $218,778 and $254,892 for the years ended December 31, 1996 and 1997, respectively.

     (5)  Bank Debt

     On May 9, 1997, the Company borrowed $6,000,000 from a major bank, which was used to repay a portion of the outstanding notes payable to the Company's Chairman, Chief Executive Officer, and founder. The loan had a one-year term, had an interest rate which was 1/2% under the bank's reference rate which was payable monthly.

     On August 2, 1997, the Company borrowed an additional $2,250,000 from the same major bank to fund working capital. The loan was to be due October 31, 1998, and had an interest rate which was 1/2% under the bank's reference rate and which was payable monthly.

     On September 16, 1997, the Company borrowed an additional $750,000 from the same major bank to fund working capital. The loan was also to be due October 31, 1998, and had an interest rate which was 1/2% under the bank's reference rate and was payable monthly.

     The portion of the outstanding stock of the Company owned by the Chairman, Chief Executive Officer, and founder was pledged as security for the loans. Additionally, in the event the Company failed to repay the loans at maturity, the personal guarantee of the Company's Chairman, Chief Executive Officer and founder would become effective.

     The Company used a portion of the proceeds of the initial public offering to repay the loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167.

     (6)  Commitments and Contingencies

     Leases - Related Parties

     Rent expense for each of the years ended December 31, 1996 and 1997 amounted to $38,000.

     On July 1, 1997, the Company entered into a new lease for office space. Minimum monthly rent under the newly executed lease was $1,167 per month through November, 1997, at which time the monthly rent increased to $1,307. The lease expires on November 30, 2000 and is subject to two extension periods of three years each. A company affiliated with the Chairman, Chief Executive Officer and founder has guaranteed the lease.

     The Company sublets office space from an entity wholly-owned by officers and directors of the Company.

     Minimum annual lease commitments under noncancelable operating leases are as follows:

Year ending
December 31,               Amount
------------               ------
1998                     $ 50,484
1999                       15,684
2000                       14,377
                         --------
Total lease
commitments              $ 80,545
                         ========

     Employment Agreements

     The Company has commitments pursuant to employment agreements with certain of its officers. The Company's aggregate commitments under such employment agreements are approximately $646,000, $472,000 and $201,000 during 1998, 1999 and 2000, respectively.

     (7)  Amended Articles of Incorporation

     In September 1997, the Company amended and restated its Articles of Incorporation to provide for, among other items, the increase in authorized shares of stock from 10,000 to 30,000,000, of which 25,000,000 are designated as Common Stock, with no par value, and 5,000,000 are designated as Preferred Stock, with no par value.

     (8)  Initial Public Offering

     The Company's Registration Statement on Form SB-2 for its initial public offering was declared effective by the Securities and Exchange Commission on October 22, 1997. On October 27, 1997, the Company closed its initial public offering of 2,300,000 shares of Common Stock, with no par value, at a price of $10.00 per share of Common Stock. In connection with the public offering, the underwriters were granted an over-allotment option to purchase an additional 345,000 shares of Common Stock, exercisable until December 6, 1997. The underwriters partially exercised their over allotment option by purchasing 110,000 shares from a minority shareholder (with holdings of less than 5% of the Company's common stock.) The Company incurred expenses of $3,234,337 related to its initial public offering, including underwriting discounts and commissions, legal and accounting fees, printing expenses and other expenses Upon completion of the offering, the associated costs were deducted from net proceeds of the offering.

     (9)  Stock Option Plan

     On June 20, 1997, the Company adopted the 1997 Stock Option Plan, pursuant to which the Company's Board of Directors may grant stock options to key employees of the Company. The Plan authorizes grants of options to purchase up to 750,000 shares of authorized but unissued common stock. Under the Plan, the Company may grant incentive and non-qualified stock options. The terms and conditions of options granted under the Plan may vary at the discretion of the Company's Board of Directors. In addition, shares issued pursuant to the exercise of the options may be restricted as to their transferability.

     In September 1997, the Company granted to an officer options to purchase 50,000 shares of common stock at an exercise price equal to 110% of the initial public offering price per share of the Company's common stock. Such options shall vest as to one-fifth of the shares covered thereby annually over a five-year period commencing on October 31, 1998, provided, however, that such options shall terminate and be canceled if the officer is no longer employed by the Company prior to the date on which such options vest. Such options shall be exercisable for a period of five years commencing immediately upon vesting, provided, however, if the officer is no longer employed by the Company, such options shall expire on the earlier of 30 days following the date the officer is no longer employed by the Company or five years following the date on which such options vest.

     Stock option activity during the year ended December 31, 1997 is as follows:


                                                                    Weighted
                                                                     average
                                                     Shares       exercise price
                                                     ------       --------------
Outstanding at the beginning of the period          $    --          $   --
    Granted                                          50,000           11.00
    Exercised                                            --              --
    Canceled                                             --              --
                                                    -------          ------
Outstanding at end of the year                       50,000          $11.00
                                                    =======          ======

     At December 31, 1997, there were 700,000 additional shares available for grant under the Plan.

     The per share weighted-average fair value of stock options granted during the year ended December 31, 1997 was $4.55 on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 1997: risk free rate of return 5.56%; option life five years from date of vesting; and no dividend yield.

     The Company applies APB 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss per share would have been reduced to the amounts indicated below:

                                                                  Year ended
                                                               December 31, 1997

Net loss as reported                                              $(4,920,851)
Net loss adjusted for stock based
compensation costs                                                $(4,928,440)
Basic net loss per share adjusted for stock
based compensation costs                                               $(1.20)
Diluted  net loss per share adjusted for stock
based compensation costs                                               $(1.20)

     At December 31, 1997, the weighted average remaining contractual life of outstanding options was eight years. At December 31, 1997, no options were exercisable.

     (10) Income Taxes

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

     Income tax benefit for the year ended December 31, 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to the pre-tax loss as a result of the following:

Computed tax benefit at 34%                                         $(1,673,089)
Adjustment for partial-year C-corporation status                    $ 1,347,673
Adjusted computed tax benefit at 34%                                $  (325,416)
Increase in valuation allowance                                     $   325,416
  for Federal deferred tax asset                                     -----------
Income tax expense                                                  $      --
                                                                     ===========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Deferred tax assets:

Federal and state net operating loss carryforwards                    $ 269,715
Accounts receivable, principally due to allowance                     $ 112,778
    for doubtful accounts and reserve for returns
Total gross deferred tax assets                                       $ 382,493
Less valuation allowance                                              $(382,493)
                                                                      ---------
Net deferred tax assets                                               $  -0-
                                                                      =========

     The Company has provided a valuation allowance of $382,493 for deferred tax assets as of December 31, 1997. In assessing the realizability of deferred tax assets, management has determined that the Company does not have a history of earnings on which to base its determination. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. The Company's limited operating history does not allow management to make a judgment regarding future taxable income over those periods.

     The Company has approximately $606,000 of net operating loss carryforwards which may be used to offset possible future earnings, if any, in computing future income tax liabilities.

     (11) Net Loss Per Share of Common Stock

     During March, 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128, :"Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods after December 15, 1997. Accordingly, effective December 31, 1997, the accompanying net loss per share information has been calculated and presented in accordance with the provisions of SFAS 128 and as further prescribed by the relevant Staff Accounting Bulletins of the Securities and Exchange Commission.

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, the Company's computation of dilutive net loss per share does not assume any conversion or exercise of securities as their effect is antidilutive for all periods presented.

     The weighted average used in the net loss per share computations for the years ended December 31, 1997 and 1996 were 3,820,027 and 3,256,400.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 50,000 for the year ended December 31, 1997 and -0- for the year ended December 31, 1996.

     (12) Supplemental Cash Flow Information

     No cash has been expended for income taxes for the years ended December 31, 1996 and 1997. Cash expended for interest was none and $286,246 for the years ended December 31, 1996 and 1997, respectively.

     During the years ended December 31, 1996 and 1997, the Company had a noncash financing activity related to the recognition of imputed interest on a portion of the notes payable - related parties of $218,778 and $254,892, respectively.

     Immediately prior to the consummation of the Company's initial public offering, the Company's Chairman, Chief Executive Officer, and founder converted the outstanding $5,975,200 of indebtedness owed to him into 597,520 shares of common stock at a price per share of $10.00.

     (13) Related Party Transactions

     Companies wholly-owned by Norton Herrick provided certain accounting, administrative and general office services to, and obtained insurance coverage for, the

Company at cost in 1997, and the Company paid to such entities for such services, in the aggregate $38,928 and $60,000, during the years ended December 31, 1996 and 1997, respectively. The Company anticipates obtaining similar services from time to time from companies affiliated with Norton Herrick for which it will reimburse such companies' cost to provide such services to the Company.

     During 1997, Abrams Direct Marketing ("ADM"), a company wholly-owned by Roy Abrams, a director designee of the Company, provided independent marketing consulting services to the Company and has been paid approximately $25,500 by the Company for such services. In June 1997, the Company entered into a consulting agreement with ADM pursuant to which ADM assists the Company in connection with marketing activities, including designing, implementing and reviewing the results of direct marketing campaigns and selecting direct marketing lists, on an as-needed basis at the rate of $250 per hour.

     (14) Subsequent Events

     (a)  Leases

     In January, 1998, the Company amended a sublease agreement to provide for additional space at its New Jersey location. Minimum monthly rent under the amended lease is $2,900 per month through December, 1998 and is subject to two extension periods of five years each under certain conditions.

     (b)  Stock Options

     In January, 1998, the Company granted to an officer options to purchase 30,000 shares of common stock at an exercise price equal to 110% of the initial public offering price per share of the Company's common stock. Such options shall vest as to one-third of the shares covered thereby on January 1, 1999 and two-thirds on January 1, 2000 provided, however, that such options shall terminate and be canceled if the officer is no longer employed by the Company prior to the date on which such options vest. Such options shall be exercisable for a period of five years commencing immediately upon vesting, provided, however, if the officer is no longer employed by the Company, such options shall expire on the earlier of 90 days following the date the officer is no longer employed by the Company or five years following the date on which such options vest.

     In January, 1998, the Company granted to a consultant to the Company, options to purchase 5,000 shares of common stock at an exercise price equal to the market value of the common stock on February 2, 1998. Such options shall vest one year after date of the grant provided, however, that such options shall terminate and be canceled if the individual is no longer a consultant to the Company. Such options shall be exercisable for a period of five years commencing immediately upon vesting, provided, however, if the officers are no longer employed by the Company, such options shall expire on the earlier of 90 days following the date the individual officer is no longer employed by the Company or five years following the date on which such options vest.

     On February 12, 1998, the Company granted to each of two officers options to purchase 100,000 shares of common stock at an exercise price equal to the market value of the common stock on the date of the grant. Such options shall vest as to one-half of the shares covered thereby on February 9, 1999 and one-half on February 9, 2000 provided, however, that such options shall terminate and be canceled if the officers are no longer employed by the Company prior to the date on which such options vest. Such options shall be exercisable for a period of five years commencing immediately upon vesting, provided, however, if the officers are no longer employed by the Company, such options shall expire on the earlier of 90 days following the date the individual officer is no longer employed by the Company or five years following the date on which such options vest.

     (c)  Internet Marketing Agreements

     Subsequent to year end, the Company entered into a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their Web Sites. Each of these agreements require monthly payments and provide for termination of the agreement by the Company at its option. The agreements provide for guaranteed impressions and, in some cases, provide for additional guarantees. If the Company chooses to maintain all the agreements through December 31, 1998, total payments in 1998 under the agreements would be approximately $2,800,000.

     Board of Directors

     On March 18, 1998, Carl T. Wolf was elected to the Company's Board of Directors. Mr. Wolf has been granted options to purchase 22,500 shares of the Company's common stock at $5.00 per share which vest and are exercisable one-third on, March 18, 1998 (the "Grant Date") and one-third on the first and second anniversaries of such Grant Date. In addition, Mr. Wolf shall receive annual compensation of $5,000, payable on the anniversary of his joining the Company's Board of Directors.

     Also on March 18, 1998,the Company sold to Mr. Wolf an option to purchase 50,000 shares of Common Stock. Such options immediately vest and are exercisable at an exercise price of $5.00 per share and have a five year term. The purchase price of the option was $50,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Audio Book Club, Inc.

                                     By: /s/ Michael Herrick
                                         ---------------------------------------
Date:  March 27, 1998                    Michael Herrick, Vice Chairman of the
                                         Board and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ Norton Herrick
Date:  March 27, 1998            -----------------------------------------------
                                 Norton Herrick, Chairman of the Board and Chief
                                 Executive Officer

                                 /s/ Michael Herrick
Date:  March 27, 1998            -----------------------------------------------
                                 Michael Herrick, Vice Chairman of the Board
                                 and Chief Operating Officer

                                 /s/ Jesse Faber
Date:  March 27, 1998            -----------------------------------------------
                                 Jesse Faber, President and Director

                                 /s/ Howard Herrick
Date:  March 27, 1998            -----------------------------------------------
                                 Howard Herrick, Executive Vice President
                                 and Director

                                 /s/ John F. Levy
Date:  March 27, 1998            -----------------------------------------------
                                 John F. Levy, Executive Vice President
                                 and Chief Financial Officer (Principal
                                 Financial and Accounting Officer)

                                 /s/ Roy Abrams
Date:  March 27, 1998            -----------------------------------------------
                                 Roy Abrams, Director


Date:                            -----------------------------------------------
                                 Carl Wolf, Director

                              AUDIO BOOK CLUB, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES for the years ended December 31, 1996 and 1997

                                                       Balance            Amounts             Write-Offs          Balance
                                                       Beginning          Charged to          Against             End of
                                                       of Period          Net Income          Reserves            Period
                                                       ---------          ----------          --------            ------
Allowances for Sales Returns and Doubtful Accounts:

Year Ended December 31, 1996                           $703,923           $3,610,621          $3,482,875          $  831,669
                                                       --------           ----------          ----------          ----------

Year Ended December 31, 1997                           $831,669           $6,073,746          $5,455,970          $1,449,445
                                                       --------           ----------          ----------          ----------