Form 10QSB
period 1998-03-31
AUDIO BOOK CLUB INC
filed 1998-05-13
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

                         Commission file number 1-13469

                              Audio Book Club, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

         Florida                                               65-0429858
(State or other jurisdiction of                            (I.R.S. Employment
 incorporation or organization)                            Identification No.)

2295 Corporate Blvd., N.W., Suite 222, Boca Raton, Florida       33431
(Address of principal executive offices)                        Zip Code)


Issuer's telephone number, including area code:   (561) 241-1426


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.

Yes _X_  No___

As of May 13, 1997, there were 6,153,920 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                              Audio Book Club, Inc.
                           Quarter ended March 31,1998
                                   Form 10-QSB

                                      Index
                                                                          Page
PART I:   Financial Information.

Item 1:   Financial Statements.

          Balance Sheet at March 31, 1998 (unaudited)                          3

          Statements of Operations for the three months
          ended March 31, 1997 and 1998 (unaudited)                            4

          Statements of Cash Flows for the three months ended
          March 31, 1997 and 1998 (unaudited)                                  5

          Notes to Financial Statements                                        6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          11

PART II:

Item 1:   Legal Proceedings.                                                  16

Item 2:   Changes in Securities and Use of Proceeds                           16

Item 6:   Exhibits and Reports on Form 8-K.                                   17

Part I   Financial Information
         Item 1.  Financial Statements

                              AUDIO BOOK CLUB, INC.

                                  Balance Sheet
                                 March 31, 1998
                                   (Unaudited)

                                    Assets
Current assets:
    Cash and cash equivalents                                                    $  1,474,032
    Short term investments to be held to maturity                                   5,216,577
    Accounts receivable, net of allowances for sales returns and doubtful
        accounts of $808,769                                                        1,981,456
    Inventory                                                                       1,603,416
    Royalty advances                                                                  341,253
    Prepaid expenses                                                                  317,551
    Web site development                                                              168,242
                                                                                 ------------
         Total current assets                                                      11,102,527

Prepaid expenses - non-current                                                        108,302
Fixed assets and software, at cost, net of accumulated depreciation of $21,795         87,025
                                                                                 ------------
                                                                                 $ 11,297,854
                                                                                 ============
                     Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                             $  2,339,198
    Accrued expenses                                                                  227,272
                                                                                 ------------
         Total current liabilities                                                  2,566,470
                                                                                 ------------
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, no par value, authorized 5,000,000 shares; no shares
        issued and outstanding                                                           --
    Common stock; no par  value, authorized 25,000,000 shares; 6,153,920
        issued and outstanding                                                     25,741,063
    Contributed capital                                                               590,217
    Accumulated deficit                                                           (17,599,896)
                                                                                 ------------
         Total stockholders' equity                                                 8,731,384
                                                                                 ------------
                                                                                 $ 11,297,854
                                                                                 ============

    See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.
                            Statements of Operations
                                   (Unaudited)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                1997           1998
                                                            -----------    -----------
Sales                                                       $ 2,996,403      4,765,239
Returns, discounts and allowances                               685,869      1,235,473
                                                            -----------    -----------
         Sales, net                                           2,310,534      3,529,766
Cost of sales                                                 1,330,783      2,598,340
                                                            -----------    -----------
         Gross profit                                           979,751        931,426
Expenses:
    Advertising and promotion (for acquisition and
        retention of members)                                   199,359      1,509,332
    General and administrative                                  353,456        526,378
    Professional fees                                            79,933        124,975
    Depreciation and amortization                                 1,383          5,247
                                                            -----------    -----------
         Operating income (loss)                                345,620     (1,234,506)
    Interest  (expense) income, net of interest income of
        $576 in 1997                                           (113,845)       108,538
                                                            -----------    -----------
         Net income (loss)                                      231,775     (1,125,968)
                                                            ===========    ===========
Net income (loss) per share of common stock                 $       .07           (.18)
                                                            ===========    ===========




See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                   1997          1998
                                                                                ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                                           $  231,775    (1,125,968)
    Adjustments to reconcile net income or loss to net cash used in operating activities:
        Depreciation and amortization                                                1,383         5,247
        Imputed interest on notes payable - related parties                        114,421
        Changes in asset and liability accounts:
           (Increase) in accounts receivable, net                                 (598,497)     (198,000)
           Decrease in due from related party                                       20,000
           (Increase) decrease in inventory                                        (36,699)       96,958
           (Increase) in prepaid expenses                                                       (203,405)
           (Increase) in prepaid expenses - non-current                                           (8,333)
           Decrease (increase) in royalty advances                                   1,576       (73,735)
           (Increase) in web site development                                                   (168,242)
           (Decrease) in accounts payable and accrued expenses                    (727,657)     (450,198)
                                                                                ----------    ----------
                  Net cash used in operating activities                           (993,698)   (2,125,676)
                                                                                ----------    ----------
Cash flows from investing activities:
        Interest earned on short-term investment                                                 (72,878)
        Acquisition of fixed assets and software                                    (1,200)      (32,467)
                                                                                ----------    ----------
        Net cash (used) in investing activities                                     (1,200)     (105,345)
                                                                                ----------    ----------
Cash flows from financing activities:
        Proceeds from issuance of notes payable - related parties                  945,000
        Proceeds of issuance of option                                                            50,000
                                                                                ----------    ----------
         Net cash provided by financing activities                                 945,000        50,000
                                                                                ----------    ----------
Net (decrease) in cash and cash equivalents                                        (49,898)   (2,181,021)
Cash and cash equivalents at beginning of period                                    92,856     3,655,053
                                                                                ----------    ----------
Cash and cash equivalents at end of period                                      $   42,958     1,474,032
                                                                                ==========    ==========






See accompanying notes to financial statements.

                              Audio Book Club, Inc.

                          Notes to Financial Statements

             (Information at March 31, 1998 and for the three months
                   ended March 31, 1997 and 1998 is unaudited)


(1)  Organization

     Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks by mail order and via the Internet.


(2)  Significant Accounting Policies

     Basis of Presentation

     The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1997. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

     Cash and Cash Equivalents

     Securities with maturities of three months or less when purchased are considered to be cash equivalents.

     Inventory

     Inventory, consisting principally of audio cassettes held for resale, is valued at the lower of cost (weighted average cost method) or market.

     Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable on contractural terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the three months ended March 31, 1997 and March 31,1998, no writedown of royalty advances was recorded.

     Prepaid Expenses

     Prepaid expenses consist principally of supplies bought in bulk, insurance and a payment for Internet advertising being expensed over the period of the advertising agreement. All current prepaid expenses will be expensed over a period of time no greater than the next twelve months.

     Web Site Development

     Web site development costs consist of payments to third parties and purchased software which will benefit future periods and which are being expensed over the period of benefit. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

     Fixed Assets and Computer Software

     Fixed assets, consisting primarily of furniture and computer equipment, and purchased computer software are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful life of five years for equipment and three years for software.

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


(3)  Internet Agreements

     In 1998, the Company entered into a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their Web Sites. Each of these agreements require monthly payments and provide for termination of the agreement by the Company at its option. The agreements provide for guaranteed impressions and, in some cases, provide for additional guarantees. If the Company chooses to maintain all the agreements through December 31, 1998, total payments in 1998 under the agreements would be approximately $3,300,000.

     In March 1998, the Company signed an agreement to utilize on its web site Net Perceptions' GroupLens Recommendation Engine, an advanced tool designed to deliver highly personalized content. The integration of this engine is intended to create a personalized audiobook buying experience customized for each individual user. Once users have logged onto the Company's web site, they will be offered audiobook selections which correspond to their previous buying patterns.


(4)  Leases - Related Parties

     The Company sublets office space from an entity wholly-owned by officers and directors of the Company. Rent expense for each of the three months ended March 31, 1997 and 1998 amounted to $9,500 and $12,046, respectively.

     In January 1998, the Company amended a sublease agreement to provide for additional space at its New Jersey location. Minimum monthly rent under the amended lease is $2,900 per month through December 1998 and is subject to two extension periods of five years each under certain conditions. In May 1998, the Company amended a sublease agreement to provide for additional space at its Florida location. Minimum monthly rent under the amended lease is $1,960 per month through November 2000 and is subject to two extension periods of three years each under certain conditions.

     Minimum annual lease commitments under noncancelable operating leases are as follows:


       Year ending
       December 31,                     Amount
       ------------                     ------
       1998                            $  55,708
       1999                               23,520
       2000                               21,566
                                       ---------
       Total lease
       commitments                     $ 100,794
                                       =========


(5)  Stock Options

     In January 1998, the Company granted to an officer options to purchase 30,000 shares of Common Stock at an exercise price equal to 110% of the initial public offering price per share of the Company's Common Stock. Also, in February, 1998, the Company granted to a consultant to the Company, options to purchase 5,000 shares of Common Stock at an exercise price equal to the market value of the Common Stock on February 2, 1998. In February, the Company granted to each of two officers options to purchase 100,000 shares of Common Stock at an exercise price equal to the market value of the Common Stock on the date of the grant. These options vest over various periods commencing one year from grant and extending over a period from two years to five years and are exercisable immediately upon vesting.

     On March 18, 1998, Carl T. Wolf was elected to the Company's Board of Directors. Mr. Wolf has been granted options to purchase 22,500 shares of the Company's Common Stock at $5.00 per share which vest and are exercisable one-third on, March 18, 1998 (the "Grant Date") and one-third on the first and second anniversaries of such Grant Date.

     At March 31, 1998, there were 442,500 additional shares available for grant under the Plan.

     On March 18, 1998, the Company also sold to Mr. Wolf an option to purchase 50,000 shares of Common Stock. Such options immediately vest and are exercisable at an exercise price of $5.00 per share and have a five year term. The purchase price of the option was $50,000. The Company also agreed that, if Wolf continues to serve as an active and participating member of the Company's Board of

Directors for six months from the Wolf Purchase Date, that Wolf shall have the right, but not the obligation, to purchase an additional option ("Additional Wolf Option") for an additional 25,000 shares for $25,000. The Additional Wolf Option shall have a five year term from date of purchase and shall have an exercise price of $5.00 per share.

     In March 1998, the Company granted options to purchase 21,600 shares of the Company's Common Stock at $4.40 per share to a company. (See Note 7)


(6)  Net Loss Per Share of Common Stock

     The weighted average used in the net loss per share computations for the three months ended March 31, 1997 and 1998 were 3,256,400 and 6,153,920, respectively.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were -0- for the three months ended March 31, 1997 and 379,100 for the three months ended March 31, 1998.


(7)  Supplemental Cash Flow Information

     During the three months ended March 31, 1997, the Company had a noncash financing activity related to the recognition of imputed interest on a portion of the notes payable - related parties of $114,421. In March 1998, the Company granted options to purchase 21,600 shares of the Company's Common Stock at $4.40 per share to a company in compensation for the costs incurred in transferring to the Company the toll free phone numbers, (800) AUDIOBOOK and (888) AUDIOBOOK. Such options immediately vest and are exercisable and have a five year term. The Company has recorded an asset in the amount of $54,000, the negotiated cost of transferring the phone numbers and is amortizing the asset over six years.


(8)  Subsequent Events

     In April 1998, the Company entered into an agreement with a major commercial bank for a line of credit in the amount of $500,000. The interest rate on the amounts drawn down under the line of credit is 0.50% below the bank's reference rate. The line of credit is available until April 1, 1999. There are no commitment or other fees attached to the line of credit. The Company has not drawn down any amounts under the line of credit.

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

     The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks by mail and via the Internet. The Company commenced operations in January 1994 and undertook its first direct mail campaign in August 1994. As of May 6 1998, Audio Book Club's total member file consisted of 320,594 names.

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

     The Company expenses the production costs of advertising the first time the advertising takes place or when the advertising is initially mailed. Direct-response advertising consists primarily of direct mailings to individuals that include order forms for the Company's products, and to a lesser extent print advertisements. Promotional costs for new and current members are expensed on the date the promotional materials are mailed. Internet advertising is expensed as it occurs. The Company does not capitalize any new member acquisition costs.

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

     The Company's web site is updated simultaneously with the Audio Book Club catalog to add new selections and the new current featured selection, as well as to add new book cover images and audio clips to preview. In March 1998, the Company signed an agreement to utilize on its web site Net Perceptions' GroupLens Recommendation Engine, an advanced tool designed to deliver highly personalized content. The integration of this engine is intended to create a personalized audiobook buying experience customized for each individual user. Once users have logged onto the Company's web site, they will be offered audiobook selections which correspond to their previous buying patterns.

     The Company's web site currently has links from numerous search engines and audiobook related sites. The web site is also linked to catalog listing sites offered by online computer and Internet services.

     In 1998, the Company entered into the following agreements to increase its Internet presence:

     o In April 1998, the Company entered into an advertising agreement with Yahoo! (http//www.yahoo.com), a leading global Internet media company. The agreement with Yahoo! is a banner advertising program which will enable consumers to "click through" from Yahoo! directly to the Audio Book Club web site.

     o In April 1998, the Company entered into an exclusive advertising agreement with Juno Online Services, L.P. (http//www.juno.com), the second largest provider of consumer e-mail in the United States with over 4.8 million subscribers. Audio Book Club will be the exclusive audiobook seller advertised on the Juno service. Juno provides electronic mail service completely free to anyone with access to a personal computer running Microsoft(R) Windows(R) and equipped with a modem.

     o An agreement with America Online, Inc., the world's leading online service. Under the agreement, in addition to impressions generated through a channel carriage, the Company will receive impressions throughout the AOL Service in areas such as Chat and E-mail, as well as such areas as Instant Messenger, Timesavers and Net Find search terms on AOL.com. Audio Book Club will also be promoted in both the "Auto & Travel" and "Books, Music and Video" departments of both the AOL Service and the AOL.com Shopping Channels.

     o An agreement with Excite, Inc., (http//www.excite.com) to promote Audio Book Club through Excite.com. During the term of the agreement, Audio Book Club will be the exclusive audiobook club available to consumers visiting the Excite site.

     o    An agreement  with  AudioNet,  Inc.  making the Company the  exclusive
          retailer     of     audiobooks     on     AudioNet's      Web     site
          (http://www.audionet.com).

     o An agreement with go2net, Inc. making the Company the exclusive retailer of books and audiobooks on go2net's MetaCrawler search engine (http://www.metacrawler.com) and StockSite financial Web site (http://www.stocksite.com).

     o An agreement with GeoSystems Global Corp., the leader in interactive mapping. As part of the agreement, the Company will receive a permanent link, on the MapQuest(R) Web site (http://www.mapquest.com) where MapQuest users access custom driving directions.

     In addition to the foregoing, the Company continues to explore arrangements with additional Internet companies.

     The Company continues to work to expand and improve its web site including increasing the number of audiobook titles to select, and audio clips to preview through its search engine, improving recommendation features and streamlining the join process.

     The Company expects to incur significant expenditures in connection with its expansion strategy (including costs associated with expansion and maintenance of its Internet web site, new member recruitment advertising and member retention programs) which will result in losses until such time as the Company is able to further increase its membership base revenue to support both its operations and continued expansion programs. The Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from March 31, 1998.


Results of Operations

     Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998

     Gross sales for the three months ended March 31, 1998 were $4,765,239 an increase of $1,768,836 or 59.0%, as compared to $2,996.403 for the three months ended March 31, 1997. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base and a significant increase in new members. The Company's total member file increased by 51,677 names or 20% in the first quarter ended March 31,1998.

     Returns, discounts and allowances for the three months ended March 31, 1998 were $1,235,473 or 25.9% of gross sales as compared to $685,869 or 22.9% of gross sales for the prior comparable period. The increase in returns, discounts and allowances was primarily due to an increase in members and gross sales.

     As a result of higher gross sales, net sales for the three months ended March 31, 1998 increased $1,219,232 or 52.8% to $3,529,766.

     Cost of sales for the three months ended March 31, 1998 increased $1,267,557 to $2,598,340 from $1,330,783 in the prior comparable period. Gross profit decreased $48,325 to $931,426 for the three months ended March 31, 1998 from $979,751 in the prior comparable period. The increase in cost of goods sold is attributable to higher net sales. The decrease in gross profit is principally attributable to the large increase in new member enrollments in the first quarter of 1998. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss to the Company which is recovered through additional member purchases at regular prices. Because the Company does not capitalize any new member acquisition costs, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Advertising and promotion expenses (for acquisition and retention of new members) increased $1,309,973 or 657.1% to $1,509,332 for the three months ended March 31, 1998 as compared to $199,359 in the prior comparable period. This increase was principally due to increased spending on direct mail and a significant investment in the Internet.

     General and administrative expenses for the three months ended March 31, 1998 increased $172,922 to $526,378 from $353,456 for the three months ended March 31, 1997. As a percentage of net sales, general and administrative expenses declined to 14.9% from 15.3% in the three months ended March 31, 1997.

     Professional fees for the three months ended March 31, 1998 were $124,975 an increase of $45,042 as compared to $79,933 for the prior comparable period. As a percentage of net sales, professional fees, were 3.5% for three months ended March 31, 1998 and March 31, 1997.

     Depreciation and amortization expenses for the three months ended March 31, 1998 were $5,247, an increase of $3,864, as compared to $1,383 for the prior comparable period. Net interest income for the three months ended March 31, 1998 was $108,538 as compared to a net expense of $113,845 for the three months ended March 31, 1997.

     Primarily due to increased advertising of $1,309,973, including significant expenditures to increase the Company's Internet presence, the Company incurred a net loss for the three months ended March 31, 1998 of $1,125,968 as compared to net income of $231,775, for the three months ended March 31, 1997.


Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant due to, among other things, costs associated with direct mail campaigns, other new member recruitment advertising and promotion and building, expanding and maintaining an Internet web site. Historically, the Company's cash requirements have exceeded cash flows from operations.

     During the three months ended March 31, 1998, the Company's cash decreased $2,181,021, as the Company used net cash of $2,125,676 and $105,345 for operating and investing activities, respectively, and had cash provided by financing activities of $50,000. For the three months ended March 31, 1997, the Company's cash decreased by $49,898, as the Company used net cash of $993,698 and $1,200 for operating and investing activities, respectively, and had cash provided by financing activities of $945,000.

     For the three months ended March 31, 1997, net cash used in operating activities, consisted of increases in receivables and inventory of $598,497 and $36,699, respectively and a decrease in accounts payable of $727,657. The net cash used in operations was partially reduced by net income of $231,775 imputed interest on notes payable to related parties of $114,421, a decrease in due to related parties of $20,000, a decrease in royalty advances of $1,576 and depreciation and amortization expense of $1,383.

     For the three months ended March 31, 1998, the cash used in operating activities consisted of, in addition to the net loss of $1,125,968, increases in receivables, prepaid expenses, royalty advances and capitalized web site development of $198,000 $230,405 $73,735 and 168,242 respectively, and a decrease in accounts payable and accrued expenses of $450,198. The net cash used in operations was partially reduced by a decrease in inventory of $96,958 and depreciation and amortization of $5,247.

     The increase in accounts receivable during the three months ended March 31, 1998 is principally due to higher sales and a significant increase in new members. The increase in prepaid expenses is principally attributable to a payment made as part of an Internet advertising agreement which is being expensed over the life of the agreement. Web site development costs consist of payments to third parties and purchased software which will benefit future periods and which are being expensed over the period of benefit. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

     Cash used in investing activities in both periods was for the acquisition of fixed assets, principally for computer equipment, and for the three months ended March 31, 1998, interest earned on short term investments.

     For the three months ended March 31, 1997, net cash provided by financing activities consisted of loans from the Company's officers and directors. On March 18, 1998, (the "Wolf Purchase Date") the Company sold to Carl Wolf an option ("Wolf Option") to purchase 50,000 shares of Common Stock at any time commencing on the Wolf Purchase Date through the fifth anniversary of the Wolf Purchase Date at an exercise price of $5.00 per share (market value at Wolf Purchase Date.) The purchase price of the Wolf Option was $50,000.

     Based on the Company's currently proposed plans and assumptions relating to the implementation of its business plan (including the timing and success of its Internet activities, direct marketing and other new member recruitment advertising, as well as the availability and terms of attractive acquisition opportunities), the Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from March 31, 1998.


Quarterly Fluctuations

     The Company's operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of Internet initiatives and direct mail campaigns and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases and product returns. The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly direct mail and Internet advertising campaigns. For fiscal periods in which the Company conducts significant direct mail and Internet advertising campaigns, the Company's operating results will be adversely affected because the increased membership acquisition expenses incurred may not generate corresponding revenues from such campaigns until the following periods.

Part II - Other Information

     Item 1. Legal Proceedings.

None.

     Item 2. Changes in Securities and Use of Proceeds.

     On March 18, 1998, (the "Wolf Purchase Date") the Company sold to Carl Wolf an option ("Wolf Option") to purchase 50,000 shares of Common Stock at any time commencing on the Wolf Purchase Date through the fifth anniversary of the Wolf Purchase Date at an exercise price of $5.00 per share (market value at Wolf Purchase Date.) The purchase price of the Wolf Option was $50,000. Mr. Wolf had full access to information relating to the Company and represented to the Company that he had the required investment intent and that he had such knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risks of the investment. The Company relied on Section 4(2) under the Securities Act of 1993, as amended, as a transaction by an issuer not involving a public offering.

     On October 22, 1997, the Company's Registration Statement on Form SB-2 (No. 333-30665) relating to its initial public offering (the "IPO") was declared effective by the Securities and Exchange Commission. The managing underwriter of the IPO was L.H. Friend, Weinress, Frankson & Presson, Inc. The Company sold 2,300,000 shares of common stock for gross proceeds of $23,000,000 and a non-management selling shareholder sold 110,000 shares for gross proceeds of $1,100,000. The Company incurred aggregate offering expenses of $3,234,337 (including $1,840,000 of underwriting discounts and commissions and $632,500 for the managing underwriter's non-accountable expense allowance) in connection with the IPO. As a result, the Company received net proceeds of 19,765,663 from the IPO.

     The Company used a portion of the net proceeds to repay loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167. The Company invested $5,000,000 in a bank certificate of deposit bearing interest at 5.5% which matured on May 2, 1998. The Company estimates that it has used approximately $4,080,000 for direct mail membership recruitment advertising ($3,000,000), Internet promotion, development and maintenance ($700,000) and general working capital purposes ($380,000). The Company intends to use the remaining net proceeds of the offering for membership recruitment advertising, Internet web site marketing and development and for working capital and general corporate purposes.

Item 6:  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K

         Report dated May 4, 1998 reporting changes in Registrant's certifying accountants.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Audio Book Club, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audio Book Club, Inc.



Dated:   May 13, 1998      By:  /s/ Michael Herrick
                                ----------------------------------------
                                        Michael Herrick
                                        Co-Chief Executive Officer

Dated    May 13, 1998      By:  /s/ John F. Levy
                                ---------------------------------------------
                                        John F. Levy
                                        Chief Financial and Accounting Officer