Form 10QSB
period 1998-06-30
AUDIO BOOK CLUB INC
filed 1998-08-07
CIK 1040973

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to ________

                         Commission file number 1-13469

                              Audio Book Club, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

       Florida                                                  65-0429858
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employment
 incorporation or organization)                              Identification No.)

2295 Corporate Blvd., N.W., Suite 222, Boca Raton, Florida           33431
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Issuer's telephone number, including area code:                  (561) 241-1426
                                                                  --------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes _X_   No___

As of August 3, 1998, there were 6,153,920 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ___   No _X_

                              Audio Book Club, Inc.
                           Quarter ended June 30, 1998
                                   Form 10-QSB

                                      Index
                                                                          Page
                                                                          ----
PART I:  Financial Information.

Item 1:  Financial Statements.

         Balance Sheet at June 30, 1998 (unaudited)                         3

         Statements of  Operations  for the three months ended June 30,
         1997 and 1998 and the six months  ended June 30, 1997 and 1998
         (unaudited)                                                        4

         Statements of Cash Flows for the six months ended June 30, 1997
         and 1998 (unaudited)                                               5

         Notes to Financial Statements                                      6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

PART II:

Item 1:  Legal Proceedings                                                 18

Item 2:  Changes in Securities and Use of Proceeds                         18

Item 4:  Submission of Matters to a Vote of Security Holders               19

Item 6:  Exhibits and Reports on Form 8-K                                  19

Part I    Financial Information

Item 1. Financial Statements

                              AUDIO BOOK CLUB, INC.

                                  Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

                            Assets
Current assets:
    Cash and cash equivalents                                          $ 4,532,663
    Short term investments to be held to maturity                          504,166
    Accounts  receivable,  net  of  allowances  for  sales  returns
       and  doubtful accounts of $653,487                                2,968,520
    Inventory                                                            1,930,845
    Royalty advances                                                       233,049
    Prepaid expenses                                                       538,846
    Web site development - current                                         134,326
                                                                       -----------
         Total current assets                                           10,842,415

Prepaid expenses - non-current                                             179,906
Web site development - non-current                                         330,822
Fixed assets and software, at cost, net of
accumulated depreciation of $27,474                                        116,216
                                                                       -----------
                                                                       $11,469,359
                                                                       ===========
                       Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                   $ 2,954,327
    Accrued expenses                                                       750,046
                                                                       -----------
         Total current liabilities                                       3,704,373
                                                                       -----------
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, no par value,  authorized 5,000,000 shares;
        no shares issued and outstanding
    Common stock; no par value,  authorized 25,000,000  shares;
        6,153,920 issued and outstanding                                25,741,063
    Contributed capital                                                    640,217
    Accumulated deficit                                                (18,616,294)
                                                                       -----------
         Total stockholders' equity                                      7,764,986
                                                                       -----------
                                                                       $11,469,359
                                                                       ===========

See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.
                            Statements of Operations
                                   (Unaudited)

                                             Three months ended June 30,     Six months ended June 30,
                                                1997           1998            1997           1998
                                            -----------------------------  --------------------------
Sales                                        $ 3,502,928      5,646,926      6,499,331     10,412,165
Returns, discounts and allowances                723,420      1,516,534      1,409,289      2,752,007
                                             -----------    -----------    -----------    -----------
     Sales, net                                2,779,508      4,130,392      5,090,042      7,660,158
Cost of sales                                  1,479,765      2,511,881      2,810,548      5,110,221
                                             -----------    -----------    -----------    -----------
     Gross profit                              1,299,743      1,618,511      2,279,494      2,549,937
Expenses:
     Advertising and promotion (for
     acquisition                               2,050,378      2,175,956      2,249,737      3,685,288
     and retention of members)
     General and administrative                  372,321        474,609        725,777      1,000,987
     Professional fees                            72,602         60,916        152,535        185,891
     Depreciation and amortization                 3,295          5,680          4,678         10,927
                                             -----------    -----------    -----------    -----------
     Operating (loss)                         (1,198,853)    (1,098,650)      (853,233)    (2,333,156)
     Interest (expense) income                  (200,800)        82,252       (314,645)       190,790
                                             -----------    -----------    -----------    -----------
         Net (loss)                          $(1,399,653)    (1,016,398)    (1,167,878)    (2,142,366)
                                             ===========    ===========    ===========    ===========
         Net (loss) per share of common
              stock                          $      (.43)          (.17)          (.36)          (.35)
                                             ===========    ===========    ===========    ===========




See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Six months ended June 30,
                                                                         1997             1998
                                                                         ----             ----
Cash flows from operating activities:
    Net (loss)                                                        $(1,167,878)    (2,142,366)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                       4,678         10,927
        Imputed interest on notes payable - related parties               246,826
        Changes in asset and liability accounts:
           (Increase) in accounts receivable, net                      (1,198,356)    (1,185,064)
           Decrease in due from related party                              20,000
           (Increase) in inventory                                       (259,603)      (230,471)
           (Increase) in prepaid expenses                                               (424,700)
           (Increase) in prepaid expenses - non-current                                  (29,937)
           (Increase) decrease in royalty advances                        (23,775)        34,469
           (Increase) in web site development - current                                 (134,326)
           Increase in accounts payable and accrued expenses            1,206,234        687,705
                                                                      -----------    -----------
                  Net cash (used in) operating activities              (1,171,874)    (3,413,763)
                                                                      -----------    -----------
Cash flows (used in ) from investing activities:
        Maturity of short-term investment                                              5,143,699
        Purchase of short-term investment                                               (500,000)
        Interest earned on short-term investment                                          (4,166)
        Increase in web site development - non-current                                  (330,822)
        Acquisition of fixed assets and software                           (6,127)       (67,338)
                                                                      -----------    -----------
        Net cash (used in) from investing activities                       (6,127)     4,241,373
                                                                      -----------    -----------
Cash flows from financing activities:
        Proceeds from issuance of notes payable - related parties       1,295,000
        Repayment of notes payable - related parties                   (6,000,000)
        Proceeds from issuance of bank debt                             6,000,000
        Prepaid loan costs                                                (10,000)
        Deferred offering costs                                           (85,000)
        Proceeds of issuance of option                                                    50,000
                                                                      -----------    -----------
         Net cash provided by financing activities                      1,200,000         50,000
                                                                      -----------    -----------
Net increase in cash and cash equivalents                                  21,999        877,610
Cash and cash equivalents at beginning of period                           92,856      3,655,053
                                                                      -----------    -----------
Cash and cash equivalents at end of period                                114,855      4,532,663
                                                                      ===========    ===========


See accompanying notes to financial statements.

                              Audio Book Club, Inc.

                          Notes to Financial Statements

             (Information at June 30, 1998 and for the three months
                    and six month periods ended June 30, 1997
                             and 1998 is unaudited)


(1)  Organization

     Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks via the Internet and by mail order.


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

     Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable on contractural terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the three months and six months ended June 30, 1997 and June 30, 1998, no writedown of royalty advances was recorded.

     Prepaid Expenses

     Prepaid expenses consist principally of supplies bought in bulk, insurance and payments for Internet and other advertising being expensed over the period of the advertising agreement. All current prepaid expenses will be expensed over a period no greater than the next twelve months.

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

(3)  Loan Agreement

     In April 1998, the Company entered into an agreement with a major commercial bank for a line of credit in the amount of $500,000. The interest rate on the amounts drawn down under the line of credit is 0.50% below the bank's reference rate. The line of credit is available until April 1, 1999. There are no commitment fees or other fees attached to the line of credit. The Company has not drawn down any amounts under the line of credit.

(4)  Internet Agreements

     In 1998, the Company entered into a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their Web Sites. Each of these agreements require monthly payments and provide for termination of the agreement by the Company at its option. For the six months ended June 30, 1998 the Company recognized an expense of $1,326,108 related to Internet activities, including spending on the series of agreements, improvements to the Company's web site and the launching of BooksAloud.com, an Internet web site and membership club, designed for online consumers. The Company had minimal Internet related expenses for the six months ended June 30, 1997. If the Company chooses to maintain all the agreements through December 31, 1998, total payments in 1998 under the agreements would be approximately $3,700,000.

(5)  Leases - Related Parties

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

     Minimum annual lease commitments under noncancelable operating leases are as follows:

       Year ending
       December 31,                                 Amount
       ------------                                 ------
       1998                                       $ 55,708
       1999                                         23,520
       2000                                         21,566
                                                    ------
       Total lease commitments                   $ 100,794
                                                 =========


(6)  Stock Options

     At the Annual Meeting of Shareholders of the Company held on June 19, 1998, the Company amended the Company's 1997 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock reserved for issuance under the Plan from 750,000 to 2,000,000 and to increase the number of shares which may be granted to any employee during the term of the Plan from 250,000 to 1,000,000.

     In June 1998, the Company cancelled previously issued options to certain officers and directors and issued options under the Plan to purchase 625,500 shares of Common Stock to certain individuals, including officers and directors. All options were granted at market value at the date of the grant. As of June 30, 1998, there were outstanding options under the Plan to purchase 649,000 shares of Common Stock.

     In May 1998, the Company granted non-plan options to purchase 20,000 shares of the Company's Common Stock at $4.81 per share to a third party. (See Note 8)

(7)  Net Loss Per Share of Common Stock

     The weighted average number of shares used in the net loss per share computations for the three and six months ended June 30, 1997 were 3,256,400 and for the three and six months ended June 30, 1998 were 6,153,920.

     Common equivalent shares that could potentially dilute basic loss per share were not included in the computation of diluted loss per share because their effect would be antidilutive.

(8)  Supplemental Cash Flow Information

     During the six months ended June 30, 1997, the Company had a non-cash financing activity related to the recognition of imputed interest on a portion of the notes payable - related parties of $246,826. In May 1998, the Company, in addition to a cash payment of $20,000, granted options to a third party to purchase 20,000 shares of the Company's Common Stock at $4.81 per share to
acquire  the   Universal   Resource   Locators

("URLs"), audiobook.com and audiobook.net. Such options immediately vest and are exercisable and have a five year term. The Company has recorded an asset in the amount of $70,000, the negotiated price, and is amortizing the asset over six years. In March 1998, the Company granted options to purchase 21,600 shares of the Company's Common Stock at $4.40 per share to a company in compensation for the costs incurred in transferring to the Company the toll free phone numbers,
(800) AUDIOBOOK and (888) AUDIOBOOK. Such options immediately vest and are exercisable and have a five year term. The Company has recorded an asset in the amount of $54,000, the negotiated cost of transferring the phone numbers, and is amortizing the asset over six years.

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

     The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks by mail and via the Internet. The Company commenced operations in January 1994 and undertook its first direct mail campaign in August 1994. As of August 3, 1998, Audio Book Club's total member file consisted of 350,311 names.

     Since its inception, the Company has engaged in an aggressive membership recruitment program to establish a core Audio Book Club member base and to continually expand such member base. The Company has acquired Audio Book Club members primarily through direct mailings of member solicitation packages and online computer service and Internet advertising.

     The Company expenses the production costs of advertising the first time the advertising takes place or when the advertising is initially mailed. Direct-response advertising consists primarily of direct mailings to individuals that include order forms for the Company's products. Promotional costs for new and current members are expensed on the date the promotional materials are mailed. Internet advertising is expensed as it occurs. The Company does not capitalize any new member acquisition costs.

     In 1995, the Company established an Internet web site which offers visitors to the web site the opportunity to join Audio Book Club, execute club transactions online (if a member), utilize the web site's search engine to locate many of the web site's thousands of audiobook selections and sample audio clips of many of the web site's selections. The Company's web site also provides additional options, such as alerting visitors when a new title of an author or reader previously specified by the visitor is released and offering reviews of selected titles.

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

     In May 1998, the Company created the audiobookclub.com Associates Network program. The Program allows businesses and organizations to offer to visitors to their web sites the opportunity to join Audio Book Club online and then receive a commission on each sale from such members. As of August 3, 1998, the Company had approximately 100 Associates.

     In June 1998, the Company launched BooksAloud.com, an Internet web site and membership club, designed for online customers. Consumers join the club and receive one audiobook for a penny with an obligation to purchase two audiobooks at retail prices. Club members, called "Frequent Listeners," can then shop from the BooksAloud.com web site or from BooksAloud.com catalogues.

     In the second quarter of 1998, the Company entered into the following agreements to increase its Internet presence:

     o The Company entered into an advertising agreement with Yahoo! (http//www.yahoo.com), a leading global Internet media company. The agreement with Yahoo! is a banner advertising program which will enable consumers to "click through" from Yahoo! directly to the Audio Book Club web site.

     o The Company entered into an exclusive advertising agreement with Juno Online Services, L.P. (http//www.juno.com), the second largest provider of consumer e-mail in the United States with over 4.8 million subscribers. Audio Book Club will be the exclusive audiobook seller advertised on the Juno service. Juno provides free electronic mail service.

     o The Company entered into an exclusive agreement with Netscape Communications Corporation, a provider of open software and services for linking people and information over enterprise networks and the Internet. Under the terms of the agreement, Netscape will include, in upcoming versions of its Netscape Communicator Client Software
          Browser, a pre-loaded bookmark for access to the Audio Book Club web site. Additionally, the Company will receive banner advertising on the Netscape Netcenter home page and Net Search page on Netscape's Web Netcenter portal site.

     o    The  Company  also  entered  into  advertising   agreements  with  the
          following companies:

          o    net@ddress.com, a provider of free e-mail;

          o hitthebeach.com, a web site which focuses on summer travel, beach music and summer listening;

          o freeride.com, a site dedicated to providing visitors with free merchandise for visiting and buying from its sponsors;

          o WhoWhere? Inc., a provider of free Web-based communication applications that enable people and businesses worldwide to find, communicate and collaborate with each other.

     In July 1998, the Company entered into an agreement with Spinner Networks, Inc. Spinner Networks' product, Spinner.com is an audio content provider on the Internet, currently broadcasting over 100 different channels of audio content via technology and products that are free to the user. Under the agreement, Spinner Networks will host two audio channels on its web site that will each contain audiobook excerpts programmed by the Company. In addition, a direct link to the Company's web sites will be provided by Spinner.com and the Company's products will be promoted throughout Spinner.com.

     In addition in July 1998, the Company entered into advertising agreements with the following companies:

     o Webstakes.com, an online community which provides a centralized location for webstakes promotions;

     o The Trip.com, a travel reservation and information site for business travelers;

     o    Uproar.com, a web site of online game shows.

     In addition to the foregoing, the Company continues to explore arrangements with additional Internet companies.

     The Company continues to work to expand and improve its web site including increasing the number of audiobook titles to select, and audio clips to preview through its search engine, improving recommendation features and streamlining the join process.

     The Company expects to incur significant expenditures in connection with its continuing expansion strategy (including costs associated with expansion and maintenance of its Internet web site, new member recruitment advertising and member retention programs) which will result in losses until such time as the Company is able to further increase its membership base revenue to support both its operations and continued expansion programs. The Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from June 30, 1998.


Results of Operations

     Three  Months  Ended June 30, 1997  Compared to Three Months Ended June 30,
     1998

     Gross sales for the three months ended June 30, 1998 were $5,646,926 an increase of $2,143,998 or 61.21%, as compared to $3,502,928 for the three months ended June 30, 1997. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base, increased purchases by members and a significant increase in new members. The Company's total member file increased by 28,431 names or 9.10% in the second quarter ended June 30, 1998.

     Returns, discounts and allowances for the three months ended June 30, 1998 were $1,516,534 as compared to $723,420 for the prior comparable period. The increase in returns, discounts and allowances was primarily due to an increase in members and gross sales.

     As a result of higher gross sales, net sales for the three months ended June 30, 1998 increased $1,350,884 or 48.60% to $4,130,392.

     Cost of sales for the three months ended June 30, 1998 increased $1,032,116 to $2,511,881 from $1,479,765 in the prior comparable period. Gross profit increased $318,768 to $1,618,511 for the three months ended June 30, 1998 from $1,299,743 in the prior comparable period. The increase in cost of goods sold is attributable to higher net sales and increases in new member enrollments in the second quarter of 1998. Gross profit was increased by an increase in net sales, partially reduced by new member enrollments in the second quarter of 1998. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss to the Company which is recovered through additional member purchases at regular prices. Because the Company does not capitalize any new member acquisition costs, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Advertising and promotion expenses (for acquisition and retention of new members) increased $125,578 or 6.12% to $2,175,956 for the three months ended June 30, 1998 as compared to $2,050,378 in the prior comparable period. This increase was principally due to an investment in Internet activities of $782,774, including spending on a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their web sites; expansion and improvements to the Company's web site and the launching of BooksAloud.com, an Internet web site and membership club designed for online consumers.

     General and administrative expenses for the three months ended June 30, 1998 increased $102,288 to $474,609 from $372,321 for the three months ended June 30, 1997. As a percentage of net sales, general and administrative expenses declined to 11.49% from 13.40% in the three months ended June 30, 1997.

     Professional fees for the three months ended June 30, 1998 were $60,916 a decrease of $11,686 as compared to $72,602 for the prior comparable period. Depreciation and amortization expenses for the three months ended June 30, 1998 were $5,680, an increase of $2,385, as compared to $3,295 for the prior comparable period. Net interest income for the three months ended June 30, 1998 was $82,252 as compared to a net expense of $200,800 for the three months ended June 30, 1997.

     Primarily due to increased sales, the Company's net loss for the three months ended June 30, 1998 decreased $383,255 to $1,016,398 as compared to a net loss of $1,399,653 for the three months ended June 30, 1997.

     Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1998

     Gross sales for the six months ended June 30, 1998 were $10,412,165, an increase of $3,912,834 or 60.20%, as compared to $6,499,331 for the six months ended June 30, 1997. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base, increased purchases by members and a significant increase in new members. The

Company's total member file increased by 80,108 names or 30.57% in the six months ended June 30, 1998.

     Returns, discounts and allowances for the six months ended June 30, 1998 were $2,752,007 as compared to $1,409,289 for the prior comparable period. The increase in returns, discounts and allowances was primarily due to an increase in members and gross sales.

     Expansion of Audio Book Club's membership base, increased revenue from members and increased new member enrollment revenue resulted in an increase in net sales of $2,570,116 or 50.49% for the six months ended June 30, 1998 to $7,660,158 as compared to $5,090,042 for the prior comparable period.

     Cost of sales for the six months ended June 30, 1998 increased $2,299,673 to $5,110,221 from $2,810,548 in the prior comparable period. Gross profit increased $270,443 to $2,549,937 for the six months ended June 30, 1998 from $2,279,494 in the prior comparable period. The increase in cost of goods sold and gross profit is attributable to higher net sales partially offset by an increase in new member enrollments in 1998. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss to the Company which is recovered through additional member purchases at regular prices. Because the Company does not capitalize any new member acquisition costs, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Advertising and promotion expenses (for acquisition and retention of new members) increased $1,435,551 or 63.81% to $3,685,288 for the six months ended June 30, 1998 as compared to $2,249,737 in the prior comparable period. This increase was principally due to increased spending on direct mail and to an investment in Internet activities of $1,326,108, including spending on a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their web sites, expansion and improvements to the Company's web site and the launching of BooksAloud.com, an Internet web site and membership club, designed for online consumers.

     General and administrative expenses for the six months ended June 30, 1998 increased $275,210 to $1,000,987 from $725,777. General and administrative expenses, as a percentage of net sales, for the six months ended June 30, 1998, were 13.07%, a reduction from 14.26%.

     Professional fees for the six months ended June 30, 1998 were $185,891, an increase of $33,356, as compared to $152,535 for the prior comparable period. Depreciation and amortization expenses for the six months ended June 30, 1998 were $10,927, an increase of $6,249, as compared to $4,678 for the prior comparable period. Net interest income for the six months ended June 30, 1998 was $190,790 as compared to a net expense of $314,645 for the six months ended June 30, 1997.

     Primarily due to increased advertising of $1,435,551, including $1,326,108 to expand the Company's Internet activities, the Company's net loss for the six months ended June 30, 1998 increased $974,488 to $2,142,366 as compared to a net loss of $1,167,878 for the six months ended June 30, 1997.


Liquidity and Capital Resources

     The  Company's  capital  requirements  have  been and will  continue  to be significant due to, among other things, costs associated with building, expanding and maintaining Internet web sites (including substantial Internet advertising expenditures), direct mail campaigns and other new member recruitment advertising and promotion. Historically, the Company's cash requirements have exceeded cash flows from operations.

     During the six months ended June 30, 1998, the Company's cash increased $877,610, as the Company used net cash of $3,413,763 for operating activities and had cash provided by investing activities and financing activities of $4,241,373 and $50,000, respectively. For the six months ended June 30, 1997, the Company's cash increased by $21,999, as the Company used net cash of $1,171,874 and $6,127 for operating and investing activities, respectively, and had cash provided by financing activities of $1,200,000.

     For the six months ended June 30, 1997, net cash used in operating activities, consisted of a loss of $1,167,878 and increases in receivables, inventory and royalty advances, of $1,198,356, $259,603 and $23,775. The net cash used in operations was partially reduced by imputed interest on notes payable to related parties of $246,826, a decrease in due to related parties of $20,000, an increase in accounts payable of $1,206,234 and depreciation and amortization expense of $4,678.

     For the six months ended June 30, 1998, the cash used in operating activities consisted of, in addition to the net loss of $2,142,366, increases in receivables, inventory, prepaid expenses, royalty advances and capitalized web site development - current of $1,185,064, $230,471, $454,637 and $134,326, respectively. The net cash used in operations was partially reduced by a decrease in royalty advances of $34,469, an increase in accounts payable and accrued expenses of $687,705 and depreciation and amortization of $10,927.

     The increase in accounts receivable during the six months ended June 30, 1998 is principally due to higher sales and an increase in new members. The increase in prepaid expenses is principally attributable to payments made for advertising which is being expensed over the life of the agreements as the advertising occurs. Promotional costs for new and current members are expensed on the date the promotional materials are mailed. Internet advertising is expensed as it occurs. The Company does not capitalize any new member acquisition costs. Web site development costs consist of payments to third parties and purchased software which will benefit future periods and which are being expensed over the period of benefit. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

     Cash used in investing activities for the six months ended June 30, 1997 was for the acquisition of fixed assets, principally for computer equipment. For the six months ended June 30, 1998, in addition to the acquisition of computer equipment, cash was also used in the purchase of a twelve month bank certificate of deposit of $500,000 plus interest earned on the certificate of deposit of $4,166, and cash was also expended for web site development costs which will benefit 1999 in the amount of $330,822. Cash was increased by the redemption of short-term investments, principally bank certificates of deposit and accrued interest thereon in the amount of $5,143,699.

     For the six months ended June 30, 1997, net cash provided by financing activities consisted of loans from the Company's officers and directors. During the six months ended June 30, 1998, the Company sold to a director a five year option to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share (market value at purchase date.) The purchase price of the option was $50,000.

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

     Based on the Company's currently proposed plans and assumptions relating to the implementation of its business plan (including the timing and success of its Internet activities, direct marketing and other new member recruitment advertising, as well as the availability and terms of attractive acquisition opportunities), the Company anticipates that its existing cash and anticipated cash flow from operations will be sufficient to satisfy its contemplated cash requirements for at least twelve months from June 30, 1998.


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

     The Company used a portion of the net proceeds to repay loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167. The Company estimates that it has used approximately $9,700,000 for direct mail membership recruitment advertising ($5,300,000), Internet promotion, development and maintenance ($1,800,000) and operating purposes ($1,900,000) and general working capital purposes ($700,000). The Company intends to use the remaining net proceeds of the offering for membership recruitment advertising, Internet web site marketing and development and for working capital and general corporate purposes.

     In June 1998, the Company cancelled previously issued options to certain officers and directors and issued options under the Plan to purchase 625,500 shares of Common Stock to certain individuals, including officers and directors. All options were granted at market value at the date of the grant. As of June 30, 1998, there were outstanding options under the Plan to purchase 649,000 shares of Common Stock. In May 1998, the Company, in addition to a cash payment of $20,000, granted options to an individual to purchase 20,000 shares of the Company's Common Stock at $4.81 per share (market value at date of grant) to acquire the URLs, audiobook.com and audiobook.net. Such options immediately vest and are exercisable and have a five year term. The Company has recorded an asset in the amount of $70,000, the negotiated price, and is amortizing the asset over six years.

Item 4. Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of Shareholders was held on June 19, 1998 at which time the following directors were reappointed to serve as Class I directors until the Annual Meeting of Shareholders of the Company to be held in 2001:

                            Votes For     Votes Withheld
                            ---------     --------------
Norton Herrick              5,881,915         26,300
Jesse Faber                 5,881,915         26,300

     The following directors continue to serve as directors for the term indicated opposite their respective names:

      Director              Class             Expiration of Term
      --------              -----             ------------------
Michael Herrick                II                    1999
Roy Abrams                     II                    1999
Howard Herrick                III                    2000
Carl Wolf                     III                    2000

     In addition, at the Meeting, the Company's shareholders approved an amendment to the Company's 1997 Stock Option Plan (the "Plan") to (i) increase the number of shares of Common Stock reserved for issuance under the Plan from 750,000 to 2,000,000 and (ii) increase the number of shares of Common Stock with respect to which options may be granted to any employee during the term of the Plan from 250,000 to 1,000,000 by a vote of 3,998,884 in favor, 451,428 against and 3,390 abstaining. There were 1,454,513 broker non-votes with respect to this proposal.


Item 6: Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Audio Book Club, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audio Book Club, Inc.



Dated:   August __, 1998            By:  /s/  Michael Herrick
                                         -----------------------------------
                                        Michael Herrick
                                        Co-Chief Executive Officer

Dated    August __, 1998            By:  /s/  John F. Levy
                                         -----------------------------------
                                        John F. Levy
                                        Chief Financial and Accounting Officer