Form 10QSB
period 1998-09-30
AUDIO BOOK CLUB INC
filed 1998-11-12
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________


                         Commission file number 1-13469


                              Audio Book Club, Inc.
       (Exact name of Small Business Issuer as specified in its charter)


                   Florida                                  65-0429858
        (State or other jurisdiction of                  (I.R.S. Employment
        incorporation or organization)                   Identification No.)


2295 Corporate Blvd., N.W., Suite 222, Boca Raton, Florida    33431
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:           (561) 241-1426

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

As of November 12, 1998, there were 6,153,920 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ___  No _X_

                              Audio Book Club, Inc.


                        Quarter ended September 30, 1998
                                   Form 10-QSB

                                      Index

                                                                            Page
                                                                            ----
PART I:  Financial Information.

Item 1:  Financial Statements.

         Consolidated Balance Sheet at September 30, 1998 (unaudited)         3

         Consolidated  Statements  of  Operations  for the three months ended  September  30, 1997 and 1998 and the nine months  ended
         September 30, 1997 and 1998 (unaudited)                              4

         Consolidated  Statements  of Cash  Flows  for the nine  months
         ended September 30, 1997 and 1998 (unaudited)                        5

         Notes to Consolidated Financial Statements                           6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10

PART II:

Item 2:  Changes in Securities and Use of Proceeds.                          18

Item 6:  Exhibits and Reports on Form 8-K.                                   19

Part I   Financial Information

         Item 1.  Financial Statements

                              AUDIO BOOK CLUB, INC.
                                 and Subsidiary

                           Consolidated Balance Sheet
                               September 30, 1998
                                   (Unaudited)

                                     Assets

Current assets:
    Cash and cash equivalents                                            $  2,261,529
    Short-term investments to be held to maturity                             508,332
    Accounts  receivable,  net of allowances for sales returns
       and doubtful accounts of $912,875                                    3,156,913
    Inventory                                                               1,942,314
    Royalty advances                                                          674,484
    Prepaid expenses                                                          555,694
    Postage deposit                                                           100,000
                                                                         ------------
         Total current assets                                               9,199,266

Prepaid expenses - non-current                                                190,227
Fixed assets, software and Internet development costs, at cost, net of
accumulated depreciation of $249,301                                          615,518
                                                                         ------------
                                                                         $ 10,005,011
                                                                         ============
                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                     $  2,483,532
    Accrued expenses                                                        1,582,473
                                                                         ------------
         Total current liabilities                                          4,066,005
                                                                         ------------
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, no par value,  authorized  5,000,000 shares;
      no shares issued and outstanding
    Common stock; no par value,  authorized 25,000,000 shares;
      6,153,920 issued and outstanding                                     25,741,063
    Contributed capital                                                       665,217
    Accumulated deficit                                                   (20,467,274)
                                                                         ------------
         Total stockholders' equity                                         5,939,006
                                                                         ============
                                                                         $ 10,005,011
                                                                         ============

See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.
                                 and Subsidiary

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three months ended             Nine months ended
                                                            September 30,                  September 30,
                                                         1997           1998            1997           1998
                                                      -----------    -----------    -----------    -----------
Sales                                                 $ 3,783,040      5,777,947     10,282,371     16,190,112
Returns, discounts and allowances                       1,677,967      1,902,637      3,087,256      4,654,644
                                                      -----------    -----------    -----------    -----------
     Sales, net                                         2,105,073      3,875,310      7,195,115     11,535,468
Cost of sales                                             946,072      2,447,900      3,756,620      7,558,121
                                                      -----------    -----------    -----------    -----------
     Gross profit                                       1,159,001      1,427,410      3,438,495      3,977,347

Expenses:
     Advertising and promotion (for acquisition
     and retention of members)                          1,662,296      2,422,672      3,912,033      6,107,960
     General and administrative                           614,493        880,953      1,344,948      1,892,867
     Professional fees                                     40,468         33,121        193,003        219,012
                                                      -----------    -----------    -----------    -----------
     Operating (loss)                                  (1,158,256)    (1,909,336)    (2,011,489)    (4,242,492)
     Interest (expense) income                           (163,972)        58,356       (478,617)       249,146
                                                      -----------    -----------    -----------    -----------
         Net (loss)                                   $(1,322,228)    (1,850,980)    (2,490,106)    (3,993,346)
                                                      ===========    ===========    ===========    ===========
         Basic net (loss) per share of common stock   $     (0.41)         (0.30)         (0.76)         (0.65)
                                                      ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.
                                 and Subsidiary

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                  1997           1998
                                                                               -----------    -----------
Cash flows from operating activities:
    Net (loss)                                                                 $(2,490,106)   $(3,993,346)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                               11,513        232,755
        Imputed interest on notes payable - related parties                        254,892
        Changes in asset and liability accounts:
             (Increase) in accounts receivable, net                               (672,040)    (1,373,457)
             Decrease in due from related party                                     20,000
             (Increase) in inventory                                              (340,384)      (241,940)
             (Increase) in prepaid expenses                                        (36,921)      (441,548)
             (Increase) in deposits                                                              (100,000)
             (Increase) in prepaid expenses - non-current                                         (40,258)
             Decrease (increase) in royalty advances                                14,317       (406,966)
             Increase in accounts payable and accrued expenses                      89,491      1,049,337
                                                                               -----------    -----------
                  Net cash (used in) operating activities                       (3,149,238)    (5,315,423)
                                                                               -----------    -----------
Cash flows (used in) from investing activities:
        Maturity of short-term investment                                                       5,143,699
        Purchase of short-term investment                                                        (500,000)
        Interest earned on short-term investment                                                   (8,332)
        Acquisition of fixed assets, software and Internet development costs        (9,518)      (788,468)
                                                                               -----------    -----------
                  Net cash (used in) from investing activities                      (9,518)     3,846,899
                                                                               -----------    -----------
Cash flows from financing activities:
        Proceeds from issuance of notes payable - related parties                1,295,000
        Repayment of notes payable - related parties                            (6,800,000)
        Proceeds from issuance of bank debt                                      9,000,000
        Prepaid loan costs                                                         (36,542)
        Deferred offering costs                                                   (277,817)
        Proceeds of issuance of options                                                            75,000
                                                                               -----------    -----------
                  Net cash provided by financing activities                      3,180,641         75,000
                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents                                21,885     (1,393,524)
Cash and cash equivalents at beginning of period                                    92,856      3,655,053
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $   114,741      2,261,529
                                                                               ===========    ===========


See accompanying notes to consolidated financial statements.

                              Audio Book Club, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

   (Information at September 30, 1998 and for the three month and nine month periods ended September 30, 1997 and 1998 is unaudited)


(1) Organization

     Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks via the Internet and by mail order. In September 1998, the Company formed ABC Internet Services, Inc., a New York Corporation, as a wholly-owned subsidiary to provide Internet media management services to the Company.

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

     Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable on contractural terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the three months and nine months ended September 30, 1997 and September 30, 1998, no writedown of royalty advances was recorded.

     Prepaid Expenses

     Prepaid expenses consist principally of supplies bought in bulk, insurance and payments for Internet and other advertising being expensed over the period of the advertising agreement. All current prepaid expenses will be expensed over a period no greater than the next twelve months.

     Fixed Assets,  Computer  Software and Internet Web Site  Development  Costs

     Fixed assets, consisting primarily of furniture, computer equipment, purchased computer software and web site development costs are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful life of five years for equipment, three years for software and two years for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

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

     As a result of the consummation of the Company's public offering effective on October 22, 1997, the Company's S Corporation election terminated and the Company ceased to be an S corporation. Commencing October 22, 1997, the Company became taxable as an incorporated entity (C Corporation). Accordingly, losses incurred by the Company on or after October 22, 1997 may be used by the Company and not by the stockholders to the extent permitted under the Internal Revenue Code. Conversely, future federal income taxes, if any, will be the obligation of the Company.

(3) Internet Agreements

     In 1998, the Company entered into a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their web sites. Each of these agreements require monthly payments and provide for termination of the agreement by the Company at its option. For the nine months ended September 30, 1998, the Company recognized an expense of $2,534,309 related to Internet activities, including spending on the series of agreements, improvements to the Company's web site and the launching of BooksAloud.com, an Internet web site and membership club, designed for online consumers. The Company had minimal Internet related expenses for the nine months ended September 30, 1997. If the Company chooses to maintain all the agreements through December 31, 1998, total payments in 1998 under the agreements would be approximately $3,750,000.

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

     In September 1998, the Company entered into a lease for a kiosk at a major shopping mall. The lease which commences in December 1998 has a one year term, with monthly rental amounts of $5,000 per month with the provision for increases based on annual sales in excess of $ 750,000.

     Minimum annual lease commitments under noncancelable operating leases are as follows:

  Year ending
  December 31,                                    Amount
  ------------                                    ------
  1998                                           $  60,708
  1999                                              78,520
  2000                                              21,566
                                                 ---------
  Total lease commitments                        $ 160,794
                                                 =========

(5) Stock Options

     As of September 30, 1998, there were outstanding options under the Company's 1997 Stock Option Plan to purchase 1,407,500 shares of Common Stock.

     In September 1998, a director exercised his right to purchase from the Company an option to purchase 25,000 shares of Common Stock. The option vests immediately and is exercisable at an exercise price of $5.00 per share and has a five-year term. The purchase price of the option was $25,000. The option was granted under an agreement dated March 18, 1998 between the Company and the director which provided that if the director served as an active and participating member of the Company's Board of Directors for six months, then the director would have the right to purchase the option.

(6) Net Loss Per Share of Common Stock

     The weighted average number of shares used in the net loss per share computations for the three and nine months ended September 30, 1997 were 3,256,400 and for the three and nine months ended September 30, 1998 were 6,153,920.

     Common equivalent shares that could potentially dilute basic loss per share were not included in the computation of diluted loss per share because their effect would be antidilutive.

(7) Supplemental Cash Flow Information

     During the nine months ended September 30, 1997, the Company had a non-cash financing activity related to the recognition of imputed interest on a portion of the notes payable - related parties of $254,892. In May 1998, the Company, in addition to a cash payment of $20,000, granted options to a third party to purchase 20,000 shares of the Company's Common Stock at $4.81 per share to acquire the Universal Resource Locators ("URLs"), audiobook.com and audiobook.net. Such options immediately vest an d are exercisable and have a five-year term. The Company has recorded an asset in the amount of $70,000, the negotiated price, and is amortizing the asset over six years. In March 1998, the Company granted options to purchase 21,600 shares of the Company's Common Stock at $4.40 per share to a company in compensation for the costs incurred in transferring to the Company the toll free phone numbers, (800) AUDIOBOOK and
(888) AUDIOBOOK. Such options vest and are exercisable immediately and have a five-year term. The Company has recorded an asset in the amount of $54,000, the negotiated cost of transferring the phone numbers, and is amortizing the asset over six years.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Introduction

     "Safe Harbor " Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this Quarterly Report are forward looking statements that involve certain known and unknown risks and uncertainties, including but not limited to, the Company's ability to successfully implement a strategy of continued growth and other risks described in the Company's Registration Statement on Form SB-2. The Company's actual results may differ materially from the results discussed or implied in any forward-looking statement.

     The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks by mail and via the Internet. The Company commenced operations in January 1994 and undertook its first direct mail campaign in August 1994. As of November 3, 1998, Audio Book Club's total member file consisted of 385,668 names.

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

     In May 1998, the Company created the audiobookclub.com Associates Network program. The Program allows businesses and organizations to offer to visitors to their web sites the opportunity to join Audio Book Club online and then receive a commission on each visitor from their site who joins Audio Book Club. As of November 3, 1998, the Company had approximately 465 Associates.

     In the third quarter of 1998, the Company entered into the following agreements to increase its Internet presence

o The Company entered into an agreement with Microsoft Corporation's online network, www.msnbc.com. Under the terms of the agreement, the Company will be the audiobook seller on the MSNBC web site.

o    The  Company   signed  an  advertising   agreement   with  WhoWhere?   Inc.
     ("WhoWhere"), a business unit of Lycos, Inc. and a provider of Web-based communication applications. WhoWhere's web site, www.whowhere.com, will conduct an advertising program and offer users to link directly to the www.audiobookclub.com site.

o The Company entered into an agreement to be the exclusive audiobook seller on the PlanetDirect site (http://www.PlanetDirect.com).

o The Company entered into an agreement with Spinner Networks, Inc. Spinner Networks' product; Spinner.com is an audio content provider on the Internet. Under the agreement, Spinner Networks will host two audio channels on its web site that will each contain audiobook excerpts programmed by the Company. In addition, a direct link to the Company's web sites will be provided by Spinner.com and the Company's products will be promoted throughout Spinner.com.

o The Company signed a marketing and sponsorship agreement with GeoCities, a community of personal web sites. Under the terms of the agreement, Audio Book Club will be the audiobook club seller on GeoCities and will manage several promotions throughout the GeoCities community. Audio Book Club will be featured in GeoCities' Athens neighborhood, which focuses on literature, writing, education and philosophy. GeoCities will maintain a co-branded Audio Book Club area within the Athens neighborhood and will market the availability of Audio Book Club's products to members who request the information.

o The Company signed an advertising agreement with Deja News, Inc. whereby it will be the exclusive book club on the www.dejanews.com site. In addition, the Company will sponsor the Deja News Entertainment, Arts and Book Channels and "Mail a Friend" text messaging. Audio Book Club will also have banners on discussion forums and discussion posting pages. Deja News' free Web-based service enables consumers to participate in, read and search discussion forums, including Usenet newsgroups.

     The Company also entered into advertising agreements with the following companies:

     o Webstakes.com, an online community which provides a centralized location for webstakes promotions;

     o The Trip.com, a travel reservation and information site for business travelers;

     o    Uproar.com, a web site of online game shows.

     In October 1998, the Company also entered into the following agreements:

o The Company entered into an advertising agreement with InfoSpace.com, Inc. whereby it will be the exclusive audiobook club on www.infospace.com. The agreement calls for a variety of promotional placements throughout many areas of InfoSpace.com. InfoSpace.com offers consumers an array of information services including yellow pages listings, white pages, news and e-commerce services.

o The Company entered into an agreement with LinkShare Corporation to develop and implement an online sales program whereby Audio Book Club affiliates link site visitors to www.audiobookclub.com. Web site owners wishing to become an Audio Book Club affiliate can register for the Audio Book Club affiliate program at www.audiobookclub.com or www.linkshare.com. Site owners are provided with an offer to become an Audio Book Club affiliate and with a corresponding selection of Audio Book Club banners and buttons that link back to the Company's web sites. LinkShare tracks the hyperlink through its reporting, tracking and profiling (RTP)(TM) technology and collects data on the number of click-throughs, time-to-transactions and commissions due. LinkShare's software (LSN 3.0)(TM) will generate a range of customized reports for the Company.

     In addition to the foregoing, the Company continues to explore arrangements with additional Internet companies.

     In September 1998, the Company formed ABC Internet Services, Inc. (ABCIS), a wholly owned subsidiary, to provide Internet media management services. Prior to forming ABCIS, the Company was using a third party for these services.

     The Company continues to work to expand and improve its web site including increasing the number of audiobook titles to select, and audio clips to preview through its search engine, improving recommendation features and streamlining the join process.

     The Company expects to incur significant expenditures in connection with its continuing expansion strategy (including costs associated with expansion and maintenance of its Internet web sites, new member recruitment advertising and member retention programs) which will result in losses until such time as the Company is able to further increase its membership base revenue to support both its operations and continued expansion programs.

Results of Operations

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998

     Gross sales for the three months ended September 30, 1998 were $5,777,947 an increase of $1,994,907 or 52.7%, as compared to $3,783,040 for the three months ended September 30, 1997. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base, increased purchases by members and a significant increase in new members. The Company's total member file increased by 32,592 names in the third quarter ended September 30, 1998.

     Returns, discounts and allowances for the three months ended September 30, 1998 were $1,902,637, or 32.9% of gross sales, as compared to $1,677,967, or 44.4% of gross sales, for the prior comparable period. The decrease in returns, discounts and allowances as a percentage of gross sales was due to improved marketing to existing members.

     As a result of higher gross sales and improved return experience, net sales for the three months ended September 30, 1998 increased $1,770,237 or 84.1% to $3,875,310 from $2,105,073 for the prior comparable period.

     Cost of sales for the three months ended September 30, 1998 increased $1,501,828 to $2,447,900 from $946,072 in the prior comparable period. Gross profit increased $268,409 to $1,427,410 for the three months ended September 30, 1998 from $1,159,001 in the prior comparable period. The increase in cost of goods sold is attributable to higher net sales and increases in new member enrollments in the third quarter of 1998. The gross profit increase was due to an increase in net sales, partially reduced by new member enrollment purchases in the third quarter of 1998. These initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four audiobooks for either $.99 or $.01 plus shipping and handling, result in an initial loss to the Company which is recovered through additional member purchases at regular prices. Because the Company does not capitalize any new member acquisition costs, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Advertising and promotion expenses (for acquisition and retention of new members) increased $760,376 or 45.7% to $2,422,672 for the three months ended September 30, 1998 as compared to $1,662,296 in the prior comparable period. This increase was principally due to an investment in Internet activities of $1,208,201, including spending on a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their web sites; and expansion and improvements to the Company's web sites.

     General and administrative expenses for the three months ended September 30, 1998 increased $266,460 to $880,953 from $614,493 for the three months ended September 30, 1997. As a percentage of net sales, general and administrative expenses declined to 22.7% from 29.2% in the three months ended September 30, 1997.

     Professional fees for the three months ended September 30, 1998 were $33,121 a decrease of $7,347 as compared to $40,468 for the prior comparable period. Net interest income for the three months ended September 30, 1998 was $58,356 as compared to a net expense of $163,972 for the three months ended September 30, 1997.

     Primarily due to increased advertising and promotion expenses (including Internet marketing expenses of $1,208,201), the Company's net loss for the three months ended September 30, 1998 increased $528,752 to $1,850,980, as compared to a net loss of $1,322,228 for the three months ended September 30, 1997.

     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998

     Gross sales for the nine months ended September 30, 1998 were $16,190,112, an increase of $5,907,741 or 57.5%, as compared to $10,282,371 for the nine months ended September 30, 1997. The Company's total member file increased by 112,701 names or 43.0% in the nine months ended September 30, 1998.

     Returns, discounts and allowances for the nine months ended September 30, 1998 were $4,654,644, or 28.7% of gross sales, as compared to $3,087,256, or 30.0% of gross sales, for the prior comparable period. The decrease in returns, discounts and allowances as a percentage of gross sales was due to improved marketing to existing members.

     Expansion of Audio Book Club's membership base, increased revenue from members, increased new member enrollment revenue and better returns experience resulted in an increase in net sales of $4,340,353 or 60.3% for the nine months ended September 30, 1998 to $11,535,468 as compared to $7,195,115 for the prior comparable period.

     Cost of sales for the nine months ended September 30, 1998 increased $3,801,501 to $7,558,121 from $3,756,620 in the prior comparable period. Gross profit increased $538,852 to $3,977,347 for the nine months ended September 30, 1998 from $3,438,495 in the prior comparable period. The gross profit increase was due to an increase in net sales, partially reduced by new member enrollment purchases in the third quarter of 1998. These initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four audiobooks for either $.99 or $.01 plus shipping and handling, result in an initial loss to the Company which is recovered through additional member purchases at regular prices. Because the Company does not capitalize any new member acquisition costs, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Advertising and promotion expenses (for acquisition and retention of new members) increased $2,195,927 or 56.1% to $6,107,960 for the nine months ended September 30, 1998 as compared to $3,912,033 in the prior comparable period. This increase was principally due to increased spending on direct mail and to an investment in Internet activities of $2,534,309, including spending on a series of agreements with various Internet companies to provide permanent placements and banner advertisements throughout their web sites, expansion and improvements to the Company's web site and the launching of BooksAloud.com, an Internet web site and membership club, designed for online consumers.

     General and administrative expenses for the nine months ended September 30, 1998 increased $547,919 to $1,892,867 from $1,344,948. General and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 1998, were 16.4%, a reduction from 18.7%.

     Professional fees for the nine months ended September 30, 1998 were $219,012, an increase of $26,009, as compared to $193,003 for the prior comparable period. Net interest income for the nine months ended September 30, 1998 was $249,146 as compared to a net expense of $478,617 for the nine months ended September 30, 1997.

     Primarily due to increased advertising of $2,195,927 (including $2,534,309 to expand the Company's Internet activities) the Company's net loss for the nine months ended September 30, 1998 increased $1,503,240 to $3,993,346 as compared to a net loss of $2,490,106 for the nine months ended September 30, 1997.

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

     During the nine months ended September 30, 1998, the Company's cash decreased $1,393,524, as the Company used net cash of $5,315,423 for operating activities and had cash provided by investing activities and financing activities of $3,846,899 and $75,000, respectively. For the nine months ended September 30, 1997, the Company's cash increased by $21,885, as the Company used net cash of $3,149,238 and $9,518 for operating and investing activities, respectively, and had cash provided by financing activities of $3,180,641.

     For the nine months ended September 30, 1997, net cash used in operating activities, consisted of a loss of $2,490,106 and increases in net receivables, inventory and prepaid expenses, of $672,040, $340,384 and $36,921, respectively. The net cash used in operations was partially reduced by imputed interest on notes payable to related parties of $254,892, a decrease in due to related parties of $20,000, a decrease in royalty advances of $14,317, an increase in accounts payable of $89,491 and depreciation and amortization expense of $11,513.

     For the nine months ended September 30, 1998, the cash used in operating activities consisted of, in addition to the net loss of $3,993,346, increases in receivables, inventory, prepaid expenses, royalty advances, deposits and prepaid expenses - non-current of $1,373,457, $241,940, $441,548, $406,966, $100,000 and
$40,258 respectively. The net cash used in operations was partially reduced by an increase in accounts payable and accrued expenses of $1,049,337 and depreciation and amortization of $232,755.

     The increase in accounts receivable during the nine months ended September 30, 1998 is principally due to higher sales and an increase in new members. The increase in prepaid expenses is principally attributable to payments made for advertising which is being expensed over the life of the agreements as the advertising occurs. Promotional costs for new and current members are expensed on the date the promotional materials are mailed. Internet advertising is expensed as it occurs. The Company does not capitalize any new member acquisition costs

     Cash used in investing activities for the nine months ended September 30, 1997 was for the acquisition of fixed assets, principally for computer equipment. For the nine months ended September 30, 1998, the Company purchased furniture and fixtures of $5,000; telephone equipment in the amount of $2,466; computer hardware and software of $77,663; and capitalized web site development costs of $703,339. Ongoing web site maintenance and other recurring charges are expensed as incurred as are all internal costs and charges. Cash was also used in the purchase of a twelve-month bank certificate of deposit of $500,000 plus interest earned on the certificate of deposit of $8,332. Cash was increased by the redemption of short-term investments, principally bank certificates of deposit and accrued interest thereon in the amount of $5,143,699.

     For the nine months ended September 30, 1997, the Company borrowed $9,000,000 from a major bank and $1,295,000 from officers and directors. During the nine months ended September 30, 1997, loans outstanding from officers and directors of the Company were reduced in the amount of $6,800,000. Net cash provided by financing activities was partially offset by an increase of $277,817 in deferred offering costs. During the nine months ended September 30, 1998, the Company sold to a director, upon his exercise of a right to purchase, five-year options to purchase 75,000 shares of Common Stock at an exercise price of $5.00 per share (market value at purchase date.) The purchase price of the options was $75,000.

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

Year 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This "Year 2000" issue potentially affects all individuals and companies (including the Company, its customers, business partners, vendors, suppliers, service providers and banks.)

     The Company believes its systems, and those of its primary service providers, are Year 2000 compliant and has received notification of such from its primary service providers. The Company is continuing its communication with its principal vendors to ensure that they are Year 2000 compliant. Management does not anticipate that the Company will incur significant operating expenses or be required to invest in computer systems improvements to be Year 2000 compliant.

     The Company is developing contingency plans which identify alternative vendors, suppliers and service providers in the event current vendors, suppliers or service providers suffer significant disruption as a result of Year 2000 compliance failures.

     Should some of the Company's systems or those of its service providers or vendors not be available due to Year 2000 problems, in a reasonably likely worst case scenario, the Company may experience delays in its ability to perform certain functions, but does not expect an inability to perform critical functions or to otherwise conduct its business.

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

Part II - Other Information

     Item 2. Changes in Securities and Use of Proceeds.

     On October 22, 1997, the Company's Registration Statement on Form SB-2 (No. 333-30665) relating to its initial public offering (the "IPO") was declared effective by the Securities and Exchange Commission. The managing underwriter of the IPO was L.H. Friend, Weinress, Frankson & Presson, Inc. The Company sold 2,300,000 shares of common stock for gross proceeds of $23,000,000 and a non-management selling shareholder sold 110,000 shares for gross proceeds of $1,100,000. The Company incurred aggregate offering expenses of $3,234,337 (including $1,840,000 of underwriting discounts and commissions and $632,500 for the managing underwriter's non-accountable expense allowance) in connection with the IPO. As a result, the Company received net proceeds of $19,765,663 from the IPO.

     The Company used a portion of the net proceeds to repay loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167. The Company estimates that it has used the remaining proceeds of  approximately  $10,700,000 for direct mail  membership  recruitment
advertising  ($6,200,000),   Internet  promotion,  development  and  maintenance
($1,900,000) and operating purposes ($1,900,000) and general working capital purposes ($700,000).

     During the three months ended September 30, 1998, the Company issued options under the Company's 1997 Stock Option Plan (the "Plan") to purchase 771,500 shares of Common Stock to certain individuals including officers and directors. As of September 30, 1998, there were outstanding options under the Plan to purchase 1,407,500 shares of Common Stock. The Company relied on the exemptions provided by Sections 2(3) and/or 4(2) of the Securities Act of 1933, as amended (the "Act"), in connection with the issuance of such options.

     In September 1998, the Company also sold to a director, an option to purchase 25,000 shares of Common Stock. The option vests immediately and is exercisable at an exercise price of $5.00 per share and has a five-year term. The purchase price of the option was $25,000. The option was granted under an agreement dated March 18, 1998 between the Company and the director which provided that if the director served as an active and participating member of the Company's Board of Directors for six months, that the director would have the right to purchase the option. The Company relied on the exemption provided by Section 4(2) of the Act in connection with the issuance and sale of such option.

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

Audio Book Club, Inc.



Dated:   November 12, 1998        By:  /s/ Michael Herrick
                                       ----------------------------------------
                                           Michael Herrick
                                           Co-Chief Executive Officer

Dated    November 12, 1998        By: /s/ John F. Levy
                                      -----------------------------------------
                                          John F. Levy
                                          Chief Financial and Accounting Officer