Form 10KSB
period 1998-12-31
AUDIO BOOK CLUB INC
filed 1999-04-01
CIK 1040973

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 1998

                                       OR

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from __________ to ________________

                        Commission File Number 001-13469

                              AUDIO BOOK CLUB, INC.
                 (Name of Small Business Issuer in Its Charter)

          Florida                                              65-0429858
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

2295 Corporate Boulevard, Suite 222, Boca Raton, Florida        33431
      (Address of principal executive offices)                (Zip Code)

                             (561) 241-1426
              (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
     Title of Each Class                                  on Which Registered
        Common Stock                                    American Stock Exchange

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year (ending December 31, 1998) were $22,242,155.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 26, 1999 was approximately $36,660,000. As of March 26, 1999, there were 7,078,920 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      None

================================================================================

                              AUDIO BOOK CLUB, INC.

                                   Form 10-KSB

                                Table of Contents



PART I

Item 1.      Description of Business.........................................  3

Item 2.      Description of Property......................................... 13

Item 3.      Legal Proceedings............................................... 13

Item 4.      Submission of Matters to a Vote of Security Holders............. 13

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters........ 14

Item 6.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 16

Item 7.      Financial Statements............................................ 21

Item 8.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................ 21

PART III

Item 9.      Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of
                the Exchange Act............................................. 22

Item 10      Executive Compensation.......................................... 25

Item 11.     Security Ownership of Certain Beneficial Owners
               and Management................................................ 31

Item 12.     Certain Relationships and Related Transactions.................. 33

Item 13.     Exhibits, Lists and Reports on Form 8-K......................... 35

                                     PART I


Item 1.   Description of Business.

Forward-looking Statements

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Certain Statements contained in this Form 10-KSB constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe,"or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Such statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses, our ability to successfully integrate our recently acquired businesses with our existing operations, complete the proposed acquisition described herein, successfully implement our growth strategy, finance our working capital requirements; dependent on third party providers and suppliers; competition; and other risks described in our Registration Statement of Form SB-2. Undue reliance should not be placed on these forward- looking statements, which speak only as of the date hereof.

Introduction

     Audio Book Club is the nation's largest membership club-based direct marketer of audiobooks. Our membership club is modeled after the "negative option" formula developed by the Book-of-the-Month Club. Each member of our membership club is offered a limited number of audiobooks at a low introductory discounted price and, in return, commits to purchase a minimum number of additional audiobooks over a certain period of time at regular club prices.

     Since commencing operations in 1994, we have invested heavily in our membership recruitment programs to establish and expand our membership base. The recruitment programs have consisted primarily of direct targeted mailings of new member solicitation packages, marketing on the Internet and media advertising.

     We have aggressively pursued marketing opportunities on the Internet by entering into advertising arrangements with respect to audiobooks with various Internet companies such as Microsoft Corporation (for its MSNBC web site), America On-line, Inc., Broadcast.com, Inc., Yahoo!, Inc., Lycos, Inc. and Netscape Communications Corporation. We have established an Internet web site that offers visitors the opportunity to become club members, and offers club members and visitors the opportunity to execute club transactions online and locate and sample thousands of audiobook selections.

     Our company was incorporated under the laws of the State of Florida in August 1993.

Recent Developments

     In December 1998, we completed a series of acquisitions and combined the acquired businesses to form the Radio Group. The aggregate purchase price we paid for the businesses comprising the Radio Group was approximately $6.2 million in cash, the assumption of $2.3 million of liabilities, 600,000 shares of common stock, options to purchase an additional 50,000 shares of common stock at a price of $8.125 per share and options to purchase an additional 175,000 shares of common stock at a price of $13.125 per share. The Radio Group produces, broadcasts, syndicates, sells and licenses popular "classic" and old time radio and video programs, including vintage comedy, mystery, detective, adventure and suspense programs. The Radio Group has an extensive library of over 60,000 radio programs.

     On December 31, 1998, we completed the acquisition of the audiobook club division of The Columbia House Company for which we paid cash consideration of $30.8 million and issued equity securities. As a result of this acquisition, we more than doubled our member file by adding over 600,000 names. In addition, Columbia House agreed to provide us with access to its continually updated music, video, laser disc and DVD club membership lists for the next seven years for purposes of acquiring new members without payment of list rental fees.

     On March 18, 1999, we entered into a definitive agreement to acquire the assets used by Doubleday Direct, Inc. in the direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct club, including its membership file of approximately 450,000 names. In connection with the closing of this acquisition, Doubleday will grant to us the exclusive right to include our Audio Book Club new member solicitation inserts in Doubleday's club mailings and to send our direct mail new member solicitation packages to Doubleday's book club members for the next four years without payment of list rental or insert fees. We anticipate that this agreement will relate to all of Doubleday's existing and future clubs. We cannot assure you that the acquisition or related transaction will be completed.

Audiobook Industry Overview

     First introduced to the mass market in 1985, audiobooks are literary works or other printed materials read by the author, a celebrity actor, or an ensemble of readers or actors. Audiobooks are recorded primarily on audiocassette and, to a lesser extent, on compact disc. Most best-selling hardcover books printed today are released simultaneously as audiobooks. Audiobooks are usually author approved abridged versions of the original works converted to an audio format and are typically three to six hours in length.

     Today there are over 70,000 audiobook titles in existence spanning every genre, including non-fiction, fiction, self-improvement, mystery, fantasy, business, science fiction, biography, romance, religion, motivational and children's, among others. Audiobooks cover new releases as well as many of the literary classics. New releases include selections from today's most popular writers including John Grisham, Michael Crichton, Stephen King, Tom Clancy and Danielle Steel. Many of these popular selling selections are made more marketable through the use of celebrity readers, prominent figures or readings by the authors, themselves.

     Consumers of audiobooks are traditionally individuals who, due to time constraints, do not read as often as they desire. As an alternative, they listen to audiobooks while engaging in other activities such as driving or exercising. This demographic group is expanding to include a wide variety of consumers.

     The market for audiobooks has experienced strong sales growth since 1985. The audiobook market increased at an eight year compound annual growth rate of approximately 30% from an estimated $250 million in 1989 to approximately $2.0 billion in 1997. Present sales growth is driven by several factors including the expanding number of available titles, an increase in the number of retailers selling audiobooks, broadening of public awareness of the product, new promotional events organized by industry participants, an increase in product quality, and the effect of greater demands placed upon an individual's time.

     As a result of their control of the publishing rights to many of the releases of today's most popular writers, hardcover book publishers are the major suppliers to the audiobook industry. These publishers include Simon & Schuster Audio, Random House Audio Publishing, Bantam Doubleday Dell Audio Publishing, Harper Audio and Time Warner Audio. As demand for audiobooks has experienced significant growth, the number of suppliers to the industry has broadened as well. Audiobook retailers' relationships with suppliers are not exclusive and retailers commonly purchase audiobooks from a number of different publishers.

Business Strategy

     Our current business strategy includes the following:

     Expand Member Base Through Cost-Effective Member Acquisition Programs. Our strategy is to continue to expand our strong member base aggressively and on a cost-effective basis. We have historically realized a significant return on our investment in new member acquisitions, and our objective is to increase that return by reducing the average cost of acquiring new members. We anticipate that our marketing activities will continue to consist of (A) targeted direct mailings of member solicitation packages to prospective members whose names are obtained from third-party mailing lists and from the Columbia House and Doubleday membership lists, which we have the right to use without payment of list rental or insert fees for several years and (B) Internet marketing activities. In particular, because the Columbia House and Doubleday membership lists are comprised of individuals who have previously joined negative option clubs and purchased entertainment products such as books and videos, we expect these lists to be an efficient source of new members and reduce our list rental costs over the next several years. Our goal is to increase the level of these and other advertising activities, while utilizing the economies of scale and marketing efficiencies resulting from (1) our significantly increased membership base, (2) our right to use of the Columbia House and Doubleday members lists over the next several years, (3) decreased competition for new members, and (4) our broader Internet presence.

     Optimize Member Revenues. Our strategy is to utilize our increased member database to maximize our member revenues, reduce our return rates and extend membership life cycles. We maintain a database of information on each name in our member file, including number and genre of titles ordered, payment history and the marketing campaign from which the member joined. We also maintain a lifetime value analysis for each mailing list we use and each promotional campaign we undertake. The substantially increased size of our database will enable us to better stratify our member mailings by sending marketing materials and monthly selections that better reflect members' particular interests as evidenced by their buying patterns and purchasing preferences, rather than sending a general mailing and monthly selection to all members. Our objective is to use this stratification technique and our database analysis expertise to decrease members' returns of monthly selections, increase members' positive response to our product offerings and thereby increase net sales and extend membership lives.

     Capitalize on Internet Presence. We have made significant investments to obtain marketing arrangements with many of the leading Internet companies to secure significant traffic flow to our web site, www.audiobookclub.com. Our Internet marketing activities resulted in the enrollment of over 40,000 new club members through the Internet in 1998, with new members currently enrolling at a rate of over 4,500 per month. In May 1998, we formed our audiobookclub.com Associates Network, which is designed to attract additional visitors to our web site and obtain new members through the Internet. An Audio Book Club hyperlink from the associate's web site enables visitors to click to our web site and join Audio Book Club online. As of March 15, 1999, we had approximately 2,600 associates.

     Create Media Portal Web Site. We are seeking to expand our Internet presence and to take advantage of the high volume of traffic that the Audio Book Club web site receives through the creation of a media portal web site. We are currently designing our media portal site to be a fully- integrated web site providing a variety of content and e-commerce opportunities to visitors and customers alike. The site will enable users to click through to our other web sites, to join Audio Book Club, to purchase a variety of products from several different retail categories and to experience the wealth of content that will be featured on the site in both audio and video formats. The media portal site will offer full-length real time audio features from our catalog of classic and nostalgic radio content, as well as audiobook content and streaming video excerpts of our classic and nostalgic video programs. We will seek to enter into cross- marketing arrangements and acquire additional products to offer on our media portal site. We anticipate that upon its launch, the e-commerce aspects of the site will include audiobookclub.com, radiospirits.com, booksaloud.com, videoyesteryear.com and potentially, several other product categories. We may seek to add more content and e-commerce aspects in the future.

     Emphasize Cost Containment. We continuously seek to reduce our costs of doing business, including the costs associated with member acquisition and catalog mailings, and product and fulfillment costs. With our expanded membership base we will seek to achieve increased economies of scale in connection with member recruitment advertising, member mailings, order processing and product fulfillment. We recently began to leverage our position as the nation's largest audiobook club and our ability to place large volume order requests to receive more favorable licensing, purchasing and manufacturing arrangements. Additionally, because we contract with third parties to perform our Audio Book Club order processing and fulfillment operations, we do not expect to materially increase our internal staffing level with respect to the operation of our club from its current level as a result of our recent acquisitions.

     Adapt to New Media Formats. Our company's audiobooks are currently recorded primarily on audiocassette and, to a lesser extent, on compact disc in response to current market tastes. We are in constant contact with publishers, product manufacturers and other purveyors of audio content as to the development and viability of new audio listening formats, such as DVDs and Internet downloadable files. Because we are the nation's only significant audiobook club and have established relationships with substantially all of the major audiobook publishers, we believe that we will be able to adapt to new media formats as consumer preferences change.

     Leverage Significant Radio Library Content. In December 1998, we formed our
          Radio Group following a series of acquisitions of businesses involved in the production, broadcast, syndication, sale and licensing of popular "classic" and old time radio and video programs. These acquisitions provided our company with a library of more than 60,000 radio programs, including well-known broadcasts, such as H.G. Wells' "War of the Worlds"; hit series, such as the Lone Ranger; recordings of stars, such as Frank Sinatra; and recordings of comedy teams, such as Abbott and Costello. The Radio Group library also consists of more than 2,500 classic video programs. These titles are marketed through various channels including retail, mail order, and the Internet. We intend to explore cost effective methods of leveraging our radio and video content.

     Pursue Strategic Acquisitions and Investments. In addition to our recent acquisitions, we are seeking to expand our operations by acquiring companies in businesses which our management believes will complement or enhance our ongoing operations. We continually evaluate possible acquisition opportunities. Except with respect to the Doubleday acquisition, we currently are not a party to any agreement, commitment, arrangement or understanding with respect to any future acquisition. Any decision to make an acquisition will be based upon a variety of factors, including the purchase price and financial terms of the transaction, the business prospects and competitive position of services provided and products offered by the acquisition candidate and the extent to which any such acquisition would enhance our company's prospects. We may also seek to make strategic investments in Internet companies with which we may enter into marketing arrangements in the future. We cannot assure you that the Doubleday acquisition or related transaction will be completed.

Audiobook Supply

     We have established relationships with substantially all of the major audiobook publishers, including Random House Audio Publishing, Bantam Doubleday Dell Audio Publishing, Simon & Schuster Audio, Harper Audio, Time Warner Audio Books and Audio Renaissance Tapes. We have entered into non-exclusive agreements with selected audiobook publishers pursuant to which the publisher grants to us a license to duplicate the recordings and the packaging materials relating to each audiobook in such publisher's audiobook library, including audiobooks as to which the publisher acquires rights during the term of the agreement. We also entered into agreements pursuant to which we receive licenses to duplicate the recordings and packaging materials relating to selected audiobooks.

     Typically, in exchange for a license, we pay a royalty for each copy we sell, a portion of which is paid as an advance upon signing of the license. Such licensing agreements generally are non-exclusive, have one or two-year terms, permit us to sell audiobooks in our inventory at the expiration of the term during a "sell-off" period and prohibit us from selling an audiobook prior to our publisher release date. Most of the license agreements permit us to arrange for the packaging, printing and cassette duplication of audiobooks.

     In addition to entering into license agreements, but to a much lesser extent, we purchase certain audiobooks from publishers' inventories at a substantial discount to the suggested retail price. From time to time we also purchase certain previously released audiobooks as remainder sales from publishers at a substantial discount to wholesale prices, often below manufacturing cost.

Member Acquisition

     Since our inception, we have engaged in an aggressive membership recruitment program to establish a core Audio Book Club member base and continually expand such member base. We have acquired Audio Book Club members primarily through acquisitions, direct mailings of member solicitation packages, online computer service and Internet advertising, and to a lesser extent from advertisements in magazines, newspapers and other publications and package insert programs. We continually analyze the results of our marketing activities in an effort to maximize sales, extend membership life cycles, and efficiently target our marketing efforts to increase response rates to our advertisements and reduce our per member acquisition costs.

     Strategic Acquisitions

     We seek to expand our operations by acquiring companies in businesses which our management believes will complement or enhance our ongoing operations. Any decision to make an acquisition will be based upon a variety of factors, including the purchase price and financial terms of the transaction, the business prospects and competitive position of services provided and products offered by the acquisition candidate and the extent to which any such acquisition would enhance our prospects.

     On December 31, 1998, we acquired from Columbia House substantially all of the assets of its audiobook club division, including its membership file of over 600,000 names. We also entered into a mailing agreement which allows our company to (A) use Columbia House's compact disc, VHS, laser and DVD video club membership lists for our Audio Book Club new member acquisition campaigns for the next seven years, (B) insert our new member acquisition material into Columbia House's member mailing programs sent to various other clubs maintained by Columbia House over the next seven years and (C) be referred to as the Columbia House recommended source for audiobooks in a club format, for a period of seven years.

     We have entered into a definitive agreement to acquire the assets used by Doubleday in the direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct club, including its membership file of approximately 450,000 names. In connection with this acquisition, Doubleday will grant to us the exclusive right to include our Audio Book Club new member solicitation inserts into Doubleday's club mailings and to mail our direct mail new member solicitation packages to Doubleday's book club members for the next four years without payment of list rental or insert fees and, thereafter, for a fee. We can not assure you that the acquisition or related transaction will be completed.

     We also acquired mailing lists with an aggregate of approximately 400,000 names of buyers and prospective buyers of old-time radio audiocassettes and video cassettes in connection with the acquisition of the Radio Group. Since such members have previously purchased audio content products through direct marketing, we believe that many of such persons may be interested in joining Audio Book Club and we intend to send our new members solicitation packages to such persons.

     Direct Mail

     We regularly engage in direct mail campaigns designed to attract new Audio Book Club members. We obtain lists of names from various list brokers based on criteria which we believe have characteristics of persons likely to join the Audio Book Club, purchase sufficient quantities of audiobooks to be a profitable source for us and become long-term members. We mail member solicitation packages to those persons we have identified for a specific direct mail campaign. Each member solicitation package contains a letter from Audio Book Club's editor explaining the Audio Book Club concept and identifying the advantages of becoming a member, an easy-to-use enrollment form for the prospective member to complete, a brochure of audiobook titles and a self-addressed, postage paid reply envelope. We believe that we have identified numerous lists that have performed well in the past. Moreover, we intend to utilize the extensive Columbia House and Doubleday club lists, to which we have access over the next several years without payment of list rental or insert fees, and which are comprised of individuals who have previously joined other negative option clubs. As a result, we expect that future response rates and member acquisition costs should improve.

     Internet Web Site and Online Computer Service Advertising

     In March 1995, we established www.audiobookclub.com, an Internet web site which offers visitors the opportunity to join the Audio Book Club, execute club transactions online (if a member), utilize the web site's search engine to locate many of the web site's thousands of audiobook selections and sample audio clips of any of the web site's selections. Audiobookclub.com also provides additional options, such as alerting visitors when a new title of an author or reader previously specified by the visitor is released, offering reviews of selected titles offering more than 15,000 audio samples, a database search engine of more than 70,000 titles and a coffeehouse chat room where visitors can chat in real time.

     Audiobookclub.com is updated simultaneously with the Audio Book Club catalog to add new selections and the new current featured selection, as well as to add new book cover images and audio clips to preview. In March 1998, we signed an agreement to utilize on our web site Net Perceptions' GroupLens(TM) Recommendation Engine, an advanced tool designed to deliver highly personalized content. The integration of this engine is intended to create a personalized audiobook buying experience customized for each individual user. Once previous buyers have logged onto audiobookclub.com, they will be offered audiobook selections which correspond to their previous buying patterns.

     Audiobookclub.com currently has links from numerous search engines and audiobook related sites. Audiobookclub.com is also linked to catalog listing sites offered by online computer and Internet services.

     Prior to January 1998, we did not actively market audiobookclub.com. We have since aggressively pursued marketing opportunities on the Internet by, among other activities, entering into advertisement arrangements with various Internet companies such as America On-line, Inc., Broadcast.com, Inc., Microsoft Corporation (for its MSNBC web site), Yahoo!, Inc., Lycos, Inc. and Netscape Communications Corporation.

     In May 1998, we established our audiobookclub.com Associates Network, which is designed to attract additional visitors to our web site and obtain new members through the Internet. An Audio Book Club hyperlink from the associate's web site enables visitors to click to our web site and join Audio Book Club online. As of March 15, 1999 we had approximately 2,600 associates.

     In addition to the foregoing, we continue to explore arrangements with other Internet companies. We also continue to work to expand and improve our web site including increasing the selection of audiobook titles, and audio clips to preview through its search engine, improving recommendation features and streamlining the enrollment process.

     Such marketing activities on the Internet resulted in the enrollment of over 40,000 new Audio Book Club members through the Internet in 1998, with new members enrolled through the Internet currently exceeding 4,500 per month.

     Upon the closing of the Doubleday acquisition, we will enter into an Internet marketing agreement which will provide for links between our web sites and Doubleday's web sites and for the establishment of a joint web site.

     Other Advertising Activities

     We have in the past and will continue in the future to test other forms of advertising, including print, radio, television and package insert programs. Package insert advertising enables us to include advertisements or inserts in mailings or product shipments made by a third party to the third party's customers to entice them to join Audio Book Club. For example, Columbia House has agreed to allow us to include our new member solicitation inserts in Columbia House's member mailing programs. In addition, in connection with the Doubleday acquisition, we will receive the right to include our new member solicitation inserts in Doubleday's active member mailing programs.

Audio Book Club

     Members

     As of February 15, 1999, Audio Book Club's total member file consisted of approximately 1,060,000 names (including the 600,000 names acquired in the Columbia House Acquisition) compared to approximately 260,000 names as of December 31, 1997. The total member file consists of all members we have acquired, including currently active and inactive members. We seek to attract a financially sound and responsible membership base. Accordingly, we target our direct mail and other advertising efforts to these types of persons.

     Audio Book Club members can enroll in the club through the mail by responding to direct mail or print media advertisements, online through our web site or by calling or faxing us. We typically offer new members four audiobooks at a low introductory price ($.99 or less). By enrolling, the member commits to purchase a minimum number of additional audiobooks (typically two or four) at Audio Book Club's regular prices which generally range from $10.00 to $35.00 per audiobook, which we believe is comparable to and competitive with audiobook retailers.

     We encourage Audio Book Club members to purchase audiobooks, in addition to satisfying their minimum purchase commitment, by offering all members special discount pricing and other incentives based on the volume of their purchases. Upon enrollment, we send to the new member a "welcome package" consisting of a membership guide with information concerning ordering, payment, returns, cancellation, discounts and the Audio Book Club's bonus point and advantage member programs; a questionnaire; a welcome letter from the club director; and a "Member-Get-a-Member" form which enables the member to receive free audiobooks for soliciting another person to join Audio Book Club.

     We engage in list rental programs to maximize the revenue generation potential of our membership list. As Audio Book Club's membership base continues to grow, we anticipate that our member list will become more attractive to direct marketers as a source of potential customers.

     Member Mailings

     Audio Book Club members receive one mailing approximately every three weeks. Audio Book Club mailings typically include a multi-page catalog which, together with the "more titles" insert, offers approximately 500 titles, including a "featured selection" which is usually one of the most popular titles at the time of mailing; "alternate selections" which are best selling and other current popular titles; and "backlist selections" which are long-standing titles that have continuously sold well. Each member mailing also includes a negative option reply form and a "Member-Get-a-Member" form. We use our computer graphics equipment and employ two computer graphic designers to design the creative aspects of the catalogs and related materials included in the member mailings. We contract with print shops to print the catalogs and related materials.

     Under the negative option reply system, the member receives the featured selection unless he or she replies by the date specified on the reply card by returning the reply card, calling us with a reply, faxing a reply to us or replying online via our Internet web site with a decision not to receive such selection. Members can also use any of such methods to order additional selections from each catalog.

     Audio Book Club's Editorial Director selects which titles to feature, add to and remove from each catalog after consideration of, among other factors, an evaluation of the author, audiobook content and production quality; the reader; sales of the author's previous audiobooks and printed books; the author's reputation; the audiobook's relation to a movie, television show or other book or audiobook; as well as independent publication reviews. We attempt to offer a balance between various genres and between unabridged and abridged audiobooks cassettes and compact discs to satisfy differing member preferences. In addition, we emphasize the timely introduction of new audiobook titles to our catalogs.

     We also offer a "special order" service which enables members to call us and order virtually any of the approximately 70,000 published titles in existence, whether or not listed in our member mailings.

     Stratification of Member Mailings

     We have recently begun to stratify member mailings according to buying patterns and purchasing preferences of our members on a selective basis. We maintain a database of information on each name in our member file, including number and genre of titles ordered, payment history and the marketing campaign from which the member joined. We also maintain a lifetime value analysis of each mailing list we use and each promotional campaign we undertake. The substantially increased size of our database will enable us to better stratify our member mailings by sending marketing materials and monthly selections that better reflect members' particular interests as evidenced by their buying patterns and purchasing preferences, rather than sending a general mailing and monthly selection to all members. Our objective is to use this stratification technique and our database analysis expertise to decrease members' returns of monthly selections, increase members' positive response to our product offerings and thereby increase net sales and extend membership lives. Stratification also provides improved target marketing when offering related products and establishing "niche" clubs.

     Complementary Products and Other Product Lines

     We intend to continue to test market complementary products, such as videos, audio related products, printed books, audio and electronic equipment, storage racks and cases and audio music cassettes and compact discs to determine which products, if any, to add to our product offerings. From time to time, we offer certain of such products to Audio Book Club members by including a promotional insert with our member mailings.

     We also include inserts for products or services of non-competing companies in product shipments to customers and member mailings for which we receive a fee based on the number of shipments and mailings in which the insert is included. In addition, we are evaluating opportunities to enter into arrangements with non-competing companies to offer their products or services to Audio Book Club members.

     Customer Service

     In order to encourage members to maintain their relationship with the Audio Book Club and to maximize the long-term value of a member, we seek to provide friendly, efficient, personalized service. Our goal is to remove potential barriers to making a purchase and to make members comfortable shopping via mail order and on the Internet. Audio Book Club's negative option system makes it easy for members to receive the featured selection without having to take any action.

     We offer fast ordering options, including (i) placing orders online through our web site, (ii) calling us with an order on our 24-hour toll-free order hotline and (iii) faxing an order to us. Orders are sent fourth class mail and are typically delivered 10 to 14 days following the receipt by us. For an additional fee, members can receive faster delivery of an order either by priority delivery, which takes three to five days, or by overnight delivery.

     Members are billed for their purchases at the time their orders are shipped and are required to make payment promptly. We generally allow members in good standing to order up to $50 of product on credit, which may be increased if the member maintains a good credit history with us.

     Our policy is to accept returns of damaged products and, to maintain favorable customer relations, we generally accept promptly made returns of unopened products. We monitor each member's account to determine if the member has made excessive returns. Our policy is to either terminate a membership or change member status to positive option, if the member makes three to five consecutive returns of either audiobooks ordered or of featured selections received because the member did not return the reply card on time.

Fulfillment, Warehousing and Distribution

     In December 1998, we entered into a three-year agreement with National Fulfillment Services, Inc. pursuant to which National Fulfillment provides to us order processing and data processing services. Such services include accepting member orders, implementation of our credit policies, inventory tracking, billing, invoicing and generating periodic reports, such as reports of sales activity, accounts receivable aging, customer profile and marketing effectiveness. Our agreement with National Fulfillment may be terminated by either party upon not less than three months prior written notice.

     In May 1998, we entered into a three-year agreement with Centrobe, Inc. pursuant to which Centrobe provides to us warehousing and distribution services. The agreement provides for automatic one-year renewals, provided that we may terminate the agreement upon notice ranging from 60 days to six months (depending upon the amount of the termination payment) and Centrobe may terminate the agreement at the end of the term upon six months prior written notice.

     Customer orders are sent directly to National Fulfillment where they are processed. Invoices are generated by National Fulfillment and sent directly to Centrobe. Centrobe locates the ordered audiobooks from inventory, packs and ships the order, using the invoice as a packing list, to the club member.

Competition

     The audiobook and mail order club industries are intensely competitive and highly fragmented. We believe that after the Doubleday acquisition, we will operate the only significant audiobook club in the United States. We compete with all other outlets through which audiobooks are offered, including bookstores, audiobook stores (which rent or sell only audiobooks), retail establishments such as convenience stores, video rental stores and wholesale clubs, and mail order companies that offer audiobooks for rental and sale through catalogs. We also compete with mail order clubs and catalogs and other direct marketers that offer products with similar entertainment value as audiobooks, such as music cassettes and compact discs, printed books and videos, for discretionary consumer spending.

Intellectual Property

     We hold several United States trademark and service mark registrations and have applied for several additional service marks relating to slogans and designs used in our advertisements, member mailings and member solicitation packages. We believe that our trademarks and service marks have significant value and are important to the marketing of Audio Book Club. We cannot assure you, however, that our marks do not or will not violate the proprietary rights of others, or that they would be upheld or that we would not be prevented from using our marks, any of which could cause us harm.

     We rely on trade secrets and proprietary know-how and employ various methods to protect our ideas, concepts and membership database. In addition, we typically obtain confidentiality agreements with our executive officers, employees, list managers and appropriate consultants and service suppliers. We also own or license the rights to the radio and video programs in our Radio Group library.

Radio Group

     In December 1998, we completed a series of acquisitions and combined the acquired businesses to form the "Radio Group." The Radio Group produces, broadcasts, syndicates, sells and licenses popular "classic" and old time radio and video programs, including vintage comedy, mystery, detective, adventure and suspense programs. The Radio Group has an extensive library of over 60,000 radio programs, including:

     o    H.G. Wells' "War of the Worlds" broadcast;

     o hit series, such as The Shadow, The Lone Ranger, Gunsmoke and Superman;

     o recordings of stars, such as Humphrey Bogart, Jack Benny and Frank Sinatra; and

     o recordings of comedy teams, such as Abbott and Costello, Burns and Allen and Martin and Lewis.

     The Radio Group's programs are sold through mail order and major retailers, including Costco, Sam's Club, Barnes & Noble, Waldenbooks and B. Dalton Booksellers.

     The Radio Group also produces and syndicates three national "classic" radio programs: "When Radio Was" hosted by Stan Freberg; "Radio Movie Classics" hosted by Jeffrey Lyons; and "Radio Super Heroes", that are collectively heard in more than 500 markets by over 3 million listeners weekly.

Employees

     As of March 24, 1999, we had 19 full-time employees, of whom 6 were in management and 13 were in operational positions, with respect to our Audio Book Club operations. The Radio Group had 31 full-time employees of which 4 were in management and 27 were in operational positions. We believe our employee relations and the Radio Group's employee relations to be good. None of our employees or the Radio Group's employees is covered by a collective bargaining agreement.

Item 2.   Description of Property.

     We lease 1,155 square feet of office space in Boca Raton, Florida pursuant to a lease agreement which expires in November 2000 at a monthly rent of $1,307. We have the option to renew the lease for three-year periods on two occasions.

     We sublease 1,550 square feet of space in Morristown, New Jersey pursuant to a sublease agreement dated as of January 1, 1995 between our company and H.H. Realty Investors, Inc., a company wholly-owned by Michael Herrick, our Co-Chief Executive Officer and Vice Chairman of our Board of Directors, Howard Herrick, Executive Vice President and a director of our company, and Evan Herrick, a son of Norton Herrick and brother of Michael and Howard Herrick. In January 1998, the sublease agreement was amended to provide for additional space at our New Jersey location for a total of 2,328 usable square feet. Minimum monthly rent was $2,900 per month through December 1998. The sublease has been renewed on a monthly basis at a monthly rate of $2,900. We currently lease additional office space in the same building from a third party on a monthly basis at a monthly rate of $1,477.

     Our Radio Group leases 8,000 square feet of space in Schaumburg, Illinois pursuant to a lease agreement which expires in December 2005, subject to a three-year renewal option. Monthly rent under this lease is $4,667. Our Radio Group leases an aggregate 10,000 square feet of space in Sandy Hook and Bethel, Connecticut for nominal consideration pursuant to leases expiring in December 2008. These leases provide that the rent under the leases will increase to market rates if we default on our obligations to an affiliate of the lessor under a consulting agreement and a put agreement relating to the 125,000 shares of our common stock the lessor's affiliate acquired in connection with the Radio Group acquisition.

     We lease a kiosk in a major shopping mall under a one-year lease which expires in November 1999. The monthly rent under the lease is $5,000, subject to increase if annual sales exceed $750,000.

Item 3.   Legal Proceedings.

     We have been named as a co-defendant together with a collection agency used by us, in a lawsuit filed in March 1999 in the United States District Court for the Northern District of Illinois, Eastern Division, alleging violations by such collection agency and us of the Fair Debt Collection Practices Act. Such lawsuit has been brought as a class action on behalf of individuals, limited to those who were sent certain collection letters within the State of Illinois during the one year period preceding the filing of the lawsuit. The lawsuit has not yet been certified as a class action. The collection agency has agreed to indemnify us. Therefore, we believe that the outcome of the action will not have a material adverse impact on us.

     We are not a party to any other lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securityholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.   Market for Common Equity and Related Stockholder Matters.

     Our common stock has traded since October 27, 1997 on the American Stock Exchange ("AMEX") under the symbol "KLB." The following table sets forth, for the periods indicated, the range of the high and low sales prices for our common stock as reported by AMEX.

                                                     High           Low
                                                     ----           ---
Fiscal Year Ended December 31, 1997

Fourth Quarter (from October 22, 1997)..........   $11.125         $4.00

Fiscal Year Ended December 31, 1998

First Quarter...................................     7.375          4.00

Second Quarter..................................    13.25           3.375

Third Quarter...................................    20.875          3.9375

Fourth Quarter..................................    16.625          5.125

     The number of record holders of our common stock was approximately 89 as of March 26, 1999. We believe that there are in excess of 400 beneficial owners of our common stock.

     Dividend Policy

     We have not paid any dividends on our common stock, and our Board of Directors does not intend to declare or pay any dividends on our common stock in the foreseeable future. The Board of Directors currently intends to retain all available earnings (if any) generated by our operations for the development and growth of our business. The declaration in the future of any cash or stock dividends on our common stock will be at the discretion of the Board of Directors and will depend upon a variety of factors including our earnings, capital requirements, financial condition and the general economic conditions at the time in question. The payment of cash dividends on our common stock is currently limited or prohibited by the terms of our existing credit facility.

     Recent Sales of Unregistered Securities

     In November 1998, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $8.375 per share to a consultant. The warrant was issued pursuant to a consulting agreement under which the consultant provided services and advice relating to acquisitions proposed at that time. We valued the consultant's services at $48,750.

     In December 1998, we issued 425,000 shares of our common stock valued at $12.875 per share and options to purchase an additional 175,000 shares of our common stock at an exercise price of $13.125 per share in connection with our subsidiary's acquisition of Radio Spirits, Inc. We granted the holders of these shares the right to require us to repurchase up to 175,000 of these shares under certain circumstances, commencing December 2001 at prices ranging from $4.00 to $12.00 per shares.

     In December 1998, we issued options to purchase 15,000 shares at an exercise price of $13.125 to an individual as consideration for entering into a consulting agreement.

     In December 1998, we issued 50,000 shares of our common stock valued at $12.875 per share and options to purchase an additional 50,000 shares of our common stock at an exercise price of $8.125 per share as partial consideration for our subsidiary's acquisition of the assets used by Metacom, Inc. in connection with its "Adventures in Cassettes "business of licensing, producing, marketing and selling old-time radio programs. We granted the holders of the 50,000 shares the right, under certain circumstances, to acquire us to repurchase the 50,000 shares between the December 2001 and December 2008 at a price of $10.00 per share.

     In December 1998, we issued 125,000 shares of our common stock value at $12.875 per share as partial consideration for our subsidiary's acquisition of the assets used by Premier Electronic Laboratories, Inc. in connection with its business of licensing, producing, marketing and selling classic videos and radio programs. We granted the holders of these shares the right, under certain circumstances, to require us to repurchase the shares between December 2000 and December 2008 at a price of $15.00 per share.

     In December 1998, we issued to The Columbia House Company, Sony Music Entertainment Inc. and WCI Record Club Inc. an aggregate of 325,000 shares of our common stock valued at $11.625 per share and warrants to purchase an additional 100,000 shares of our common stock at a price of $11.125 per share, in connection with our acquisition of Columbia House's audiobook club division. We granted the holders of the 325,000 shares the right to require us to repurchase these shares, under certain circumstances, commencing December 2004 at a price of $15.00 per share.

     In December 1998, we issued three-year warrants to purchase an aggregate of 196,800 shares of our common stock at an exercise price of $10.00 per share as partial consideration to the lenders for providing to our company a credit facility.

     In December 1998, we issued to our Co-Chief Executive Officer a $15,000,000 principal amount convertible note due December 31, 2004 and five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $12.00 per share, subject to adjustment, as consideration for a $15,000,000 loan. The convertible note bears interest at the rate of 9% per annum and is convertible into shares of our common stock at the rate of $11.125 of principal or interest outstanding, subject to adjustment. The interest rate will increase to 11% per annum if the convertible note is not repaid on or prior to September 30, 1999. The convertible note is secured by a second lien security interest in certain assets of two of our operating subsidiaries. In January 1999, we repaid $1,000,000 principal amount of the convertible note and we reissued a $14,000,000 principal amount convertible note upon cancellation of the $15,000,000 principal amount convertible note. The convertible note is currently convertible into 1,258,427 shares of common stock. We also agreed that if the note is refinanced on or prior to September 30, 1999, we will issue to our Co-Chief Executive Officer, warrants to purchase an additional 350,000 shares, which will be identical to the warrants issued in connection with the convertible note.

     All of the foregoing securities were issued in private offering pursuant to an exemption from registration offered by Section 4(2) of the Securities Act of 1933.

     During the three months ended December 31, 1998, we issued options under our 1997 stock option plan to purchase 463,000 shares of common stock to certain individuals including officers and directors. We relied on the exemptions provided by Section 2(3) and/or 4(2) of the Securities Act of 1933, in connection with the issuance of such options.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Audio Book Club is the nation's largest membership club-based direct marketer of audiobooks. Our membership club is modeled after the "negative option" formula developed by the Book-of-the-Month Club, and we acquire members primarily through direct mail and the Internet. Since commencing operations in 1994, we have invested over $20 million in our membership recruitment programs to establish and expand our membership base. The recruitment programs have consisted primarily of direct targeted mailings of new member solicitation packages, marketing on the Internet and media advertising. As of February 15, 1999, Audio Book Club's total member file consisted of approximately 1,060,000 names.

     Net sales for a particular period represents our gross sales during such period less estimated returns, discounts and allowances for sales made during such period based upon historical return rates. Cost of sales includes the cost of audiobooks and product royalty, shipping, mailing and fulfillment costs.

     We have historically expensed the production costs of advertising the first time the advertising takes place or when the advertising was initially mailed. Direct-response advertising consists primarily of direct mailings to individuals that include order forms for our products. Promotional costs for new and current members have been expensed on the date the promotional materials are mailed. Internet advertising has been expensed as it occurred. We have not capitalized any new member acquisition costs.

     In 1995, we established www.audiobookclub.com, an Internet web site which currently offers visitors to the web site the opportunity to join Audio Book Club, execute club transactions online (if a member), utilize the web site's search engine to locate many of the web site's thousands of audiobook selections and sample audio clips of many of the web site's selections. Audiobookclub.com also provides additional options, such as alerting visitors when a new title of an author or reader previously specified by the visitor is released and offering reviews of selected titles.

     Audiobookclub.com is updated simultaneously with the Audio Book Club catalog to add new selections and the new current featured selection, as well as to add new book cover images and audio clips to preview.

     Audiobookclub.com currently has links from numerous search engines and audiobook related sites. Audiobookclub.com is also linked to catalog listing sites offered by online computer and Internet services.

     In May 1998, we created the audiobookclub.com Associates Network program to attract additional visitors to our web site and obtain new members through the Internet. The program allows businesses and organizations to offer to visitors to their web sites the opportunity to join Audio Book Club online and receive a commission on each visitor from their site who joins Audio Book Club. As of March 15, 1999, we had approximately 2,600 associates.

     In September 1998, we formed ABC Internet Services, Inc., a wholly-owned subsidiary, to provide Internet media management services. Prior to forming ABC Internet Services, we were using a third party for these services.

     We continue to work to expand and improve our web site by increasing the selection of audiobook titles, and audio clips to preview through our search engine, improving recommendation features and streamlining the join process.

Results of Operations

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales.

                                                          Fiscal Year Ended
                                                             December 31,
                                                        ----------------------
                                                        1997         1998
                                                        ----         ----
     Net sales ..................................        100%         100%
                                                        ====         ====
     Cost of sales ..............................         55%          63%
     Gross profit ...............................         45           37
     Internet expense ...........................         --           31
     Advertising and promotion expense ..........         68           29
     General and administrative expense .........         22           25
     Interest income (expense), net .............         (4)          (1)
     Net loss ...................................        (49)         (47)


     Year ended December 31, 1998 compared with year ended December 31, 1997

     Gross sales for the year ended December 31, 1998 were $22,242,155, an increase of $7,123,062 or 47% as compared to $15,119,093 for the year ended December 31, 1997. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from Audio Book Club's internal member growth. Our total member file increased by approximately 740,000 names in the year ended December 31, 1998, primarily as a result of the Columbia House acquisition and internal member growth of approximately 133,000 names.

     Returns, discounts and allowances for the year ended December 31, 1998 were $7,348,584, or 33% of gross sales. Returns, discounts and allowances for the year ended December 31, 1997 were $5,040,939, or 33% of gross sales.

     Expansion of Audio Book Club's membership base, increased revenue from members and increased new member enrollment revenue resulted in an increase in net sales of $4,815,417 or 48% for the year ended December 31, 1998 to $14,893,571 as compared to $10,078,154 for the year ended December 31, 1997. The increase in net sales was primarily attributable to increased sales of audiobooks resulting from Audio Book Club's internal member growth.

     Cost of sales for the year ended December 31, 1998 increased $3,956,243 to $9,451,601 from $5,495,358 for the year ended December 31, 1997. Gross profit increased $859,174 to $5,441,970 for the year ended December 31, 1998 from $4,582,796 in the year ended December 31, 1997. The gross profit increase was due to an increase in net sales, partially reduced by new member enrollment purchases in the third quarter of 1998. These initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four audiobooks for either $.99 or $.01 plus shipping and handling, result in an initial loss to us which is recovered through additional member purchases at regular prices. Because we do not capitalize any new member acquisition costs, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Internet expenses for the year ended December 31, 1998 were $4,624,701. These expenses related to a series of agreements with various Internet companies to provide permanent placements and banner advertisements through their web sites, expansion and improvements to our web site and the launching of BooksAloud.com, an Internet web site and membership club designed for online consumers. During the year ended December 31, 1997, Internet expenses were only $115,000 and were included in advertising and promotion expense.

     Advertising and promotion expenses decreased $2,557,791 or 37% to $4,285,459 for the year ended December 31, 1998 as compared to $6,843,250 for the year ended December 31, 1997. This decrease was due to fewer new member solicitation pieces mailed during 1998 and the timing of direct mail campaigns. We mailed approximately 5 million new member solicitation packages during December 1997 and received the benefits of that member recruitment campaign during 1998. Additionally, we began engaging in significant Internet marketing and promotion activities in 1998 and allocated a portion of our advertising expenses for such purposes.

     General and administrative expenses for the year ended December 31, 1998 increased $1,472,555 to $3,697,444 from $2,224,889. General and administrative expenses as a percentage of net sales, for the year ended December 31, 1998, were 25%, an increase from 22%. The increase in general and administrative expenses is primarily due to increases in personnel, travel expenses, professional fees and general office expenses due, in part to operating as a public company.

     We had net interest income of $180,370 for the year ended December 31, 1998, as compared to interest expense, net of interest income, of $435,508 for the year ended December 31, 1997. Our interest income during the year ended December 31, 1998 was derived from the investment of a portion of the net proceeds of our initial public offering prior to its use. During the year ended December 31, 1997, interest expense was incurred because we financed our operating loss through borrowings.

     Net loss for the year ended December 31, 1998 increased $2,064,413 to $6,985,264 as compared to a net loss of $4,920,851 for the year ended December 31, 1997.

Liquidity and Capital Resources

     Our capital requirements have been and will continue to be significant due to, among other things, costs associated with building, expanding and maintaining Internet web sites (including substantial Internet advertising expenditures), direct mail campaigns and other new member recruitment advertising and promotion. Historically, our cash requirements have exceeded cash flows from operations. Prior to our initial public offering in October 1997, we funded our operations and working capital requirements through loans from shareholders and, since then, our operations and working capital requirements have been funded from the net proceeds of our initial public offering.

     During the year ended December 31, 1998, our cash decreased by $968,723, as we used net cash of $9,368,204 in operating activities and $33,675,519 in investing activities and had cash provided by financing activities of $42,075,000. For the year ended December 31, 1997, our cash increased by $3,562,197, as we used net cash of $5,506,131 and $5,192,335 for operating and investing activities, respectively, and had cash provided by financing activities of $14,260,663.

     For the year ended December 31, 1997, net cash used in operating activities resulted primarily from a loss of $4,920,851 and increases in account receivables and inventory of $1,187,826 and $863,714, respectively. Net cash used in operations was partially reduced by an increase in accounts payable of $1,375,227.

     For the year ended December 31, 1998, net cash used in operating activities resulted primarily from the net loss of $6,985,264, increases in inventory of $1,265,685, total prepaid expenses of $1,122,762 and accounts receivable of $894,920. Net cash used in operations was partially reduced by an increase in accounts payable and accrued expenses of $605,404.

     The increase in accounts receivable during the year ended December 31, 1998 is principally due to higher sales and an increase in new members. Promotional costs for new and current members are expensed on the date the promotional materials are mailed. Internet advertising is expensed as it occurs. We do not capitalize any new member acquisition costs.

     Cash used in investing activities for the year ended December 31, 1997 was primarily for the purchase of short-term investments in the amount of $5,143,699. For the year ended December 30, 1998, we used $36,681,581 of cash for acquisitions. Cash was also used in the purchase of a twelve-month bank certificate of deposit of $500,000 and to acquire $944,383 of fixed assets. Cash was further reduced by $693,254 of costs incurred in acquisitions. Cash was increased by the redemption of short-term investments, principally bank certificates of deposit and accrued interest thereon, in the amount of $5,143,699.

     During the year ended December 31, 1997, we received cash proceeds from our initial public offering, after payment of all associated offering costs, of $19,765,663. For the year ended December 31, 1997, we borrowed $9,000,000 from a major bank and $1,295,000 from officers and directors. During the year ended December 31, 1997, loans outstanding from our officers and directors were reduced in the amount of $6,800,000.

     For the year ended December 31, 1998, cash provided from financing activities consisted primarily of the issuance of the $27 million of bank debt and $15 million of notes payable to a related party described below. During the year ended December 31, 1998, we sold to a director, upon his exercise of a right to purchase, five-year options to purchase 75,000 shares of our common stock at an exercise price of $5.00 per share (market value at purchase date). The purchase price of the options was $75,000.

     In December 1998, we completed a series of acquisitions and combined the acquired businesses to form the Radio Group. The aggregate purchase price we paid for the businesses comprising the Radio Group was approximately $6.2 million in cash, the assumption of $2.3 million of liabilities, 600,000 shares of our common stock, options to purchase an additional 50,000 shares of our common stock at a price of $8.125 per share and options to purchase an additional 175,000 shares of our common stock at a price of $13.125 per share. On December 31, 1998, we acquired from Columbia House substantially all of the assets of our audiobook club division, including our membership file of over 600,000 members. As consideration for the acquisition, we paid to Columbia House $30.8 million in cash and issued to Columbia House's designees (Sony Music Entertainment Inc. and WCI Record Club Inc., a subsidiary of Time Warner) an aggregate of 325,000 shares of our common stock and warrants to purchase an additional 100,000 shares of our common stock at a price of $11.125 per share.

     In December 1998, we obtained financing for these acquisitions from (A) Fleet National Bank and ING (U.S.) Capital Corporation pursuant to a credit agreement dated as of December 31, 1998 among us, the banks, financial institutions and other institutional lenders named therein, as initial lenders, and Fleet, as initial issuing bank, swingline bank and administrative agent, and
(B) Norton Herrick, our Co-Chief Executive Officer, pursuant to a $15,000,000 principal amount 9% convertible senior subordinated promissory note due December 31 2004.

     Pursuant to the credit facility, we borrowed an aggregate of $27,000,000, consisting of a $25,000,000 Term Advance and a $2,000,000 Revolving Credit Advance. Subject to certain limitations set forth in the credit facility, the maximum principal amount of all advances under the credit facility cannot exceed $30,000,000 through and including March 30, 1999, thereafter increasing to a maximum of $34,000,000. We granted to the lenders a security interest in substantially all of our assets and the assets of our subsidiaries and pledged the capital stock of our subsidiaries to the lenders as collateral under the credit facility. We also issued to the lenders three-year warrants to purchase up to an aggregate of 196,800 shares of our common stock at an exercise price of $10.00, subject to adjustment in certain circumstances.

     Pursuant to the Herrick note, we borrowed $15,000,000, of which $1,000,000 was repaid on January 12, 1999. The Herrick note is due December 31, 2004, bears interest at the initial rate of 9% per annum, payable monthly in arrears and is convertible, in whole or in part, at the holder's option, into shares of our common stock at the rate of one share per $11.125 of principal or interest outstanding under the Herrick note, subject to adjustment. As additional consideration for the loan, we issued to Mr. Herrick five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $12.00 per share, subject to adjustment. Pursuant to the terms of a letter agreement dated December 31, 1998 between us and Mr. Herrick, the interest rate of the Herrick note will increase to 11%, the conversion rate of the Herrick note is subject to adjustment and the exercise price of the warrants is subject to adjustment,in the event that the Herrick note is not refinanced on or prior to September 30, 1999. Pursuant to the letter agreement, we also agreed that if the Herrick Note is refinanced by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, we will issue to Mr. Herrick warrants to purchase an additional 350,000 shares of our common stock, which warrants shall be identical to the warrants issued to him in connection with the Herrick note. The Herrick note is subordinated to our obligations under the credit facility and is secured by a second lien security interest of certain assets of two of our operating subsidiaries. Additionally, pursuant to the terms of a letter agreement, Mr. Herrick agreed with Fleet not to take certain actions with respect to the Herrick note so long as he held the Herrick note. The terms of Mr. Herrick's investment were approved by the independent members of our Board of Directors. Prior to consummating the transaction, the Board obtained a fairness opinion from an investment banker.

     In connection with our acquisitions of Columbia House and the Radio Group, we granted the sellers the right, under certain conditions, to sell back to us up to an aggregate of 675,000 shares of our common stock issued to the sellers in connection with the acquisitions. The sellers have the right, under certain conditions to sell such shares of stock to us at prices ranging from $4.00 to $15.00 per share at various times commencing December 2000 and expiring in December 2008, unless the puts are terminated as a result of our satisfying certain common stock price and/or performance targets prior the exercise of the puts. If all of the conditions for the repurchases are met, the maximum amount we could be required to pay for the repurchase of all of the shares is approximately $9.1 million which could be payable as early as follows: (i) $175,000 commencing December 2000, (ii) $2.6 million commencing December 2001,
(iii) $300,000 commencing December 2002, (iv) $350,000 commencing December 2003,
(v) $4.9 million commencing December 2004 and (vi) $750,000 commencing December 2005. Moreover, we have pledged certain of the Radio Group's assets to secure our obligation to purchase 175,000 shares which the holders thereof may have the right to sell back to us at a price of up to $12.00 per share at various times commencing December 2001. If we are unable to pay such obligation, the holders of those shares could foreclose on the assets securing our obligation. As of March 25, 1999, the market value of our common stock was below the guaranteed market prices for certain put obligations.

     Based on our projected level of operations (including the integration of our recent acquisitions and the Doubleday acquisition, if completed) and anticipated cost savings and revenue growth, we believe that our cash flow from operations and available cash, will be adequate to meet our future liquidity needs for at least the next several years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and revenue growth will be realized on schedule or at all or that future borrowings or other sources of financing will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Standards No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures" which requires that a public enterprise disclose financial and descriptive information about segments of their operations using a management approach. The approach involves reporting financial information on the basis used internally by management to evaluate segment performance and decide how resources are allocated to segments. SFAS No. 131 additionally requires that a public business report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. Management has not disclosed any segment information as it does not operate more than one segment.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new disclosure requirements,which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require all derivatives to be recorded on the balance sheet at fair value and special accounting for certain types of hedges. SFAS 133 will take effect in 2000. We have not entered into any derivative or hedge transactions and, therefore, do not believe that SFAS No. 133 will have a material effect on the combined financial condition or results of operations.

Impact of Year 2000 Issue

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This Year 2000 issue potentially affects all individuals and companies (including our company, its customers, business partners, vendors, suppliers, service providers and banks.)

     Management believes our systems, and those of our primary service providers are Year 2000 compliant and has received notification of such from our primary service providers. Management is continuing our communications with its principal vendors to ensure that they are Year 2000 compliant. Management does not anticipate that we will incur significant operating expenses or be required to invest in computer system improvements to be year 2000 compliant.

     Management is developing contingency plans that identify alternative vendors, suppliers and service providers in the event current vendors, suppliers or service providers suffer significant disruption as a result of year 2000 compliance failures.

     Should some of our systems or those of our service providers or vendors not be available due to year 2000 problems, in a reasonably likely worst case scenario, we may experience delays in its ability to perform certain functions, but does not expect an inability to perform critical functions or to otherwise conduct its business.

Item 7.   Financial Statements.

     The financial statements appear in a separate section of this report following Part III.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors, executive officers, and other key employees of our company are as follows:


Name                              Age             Position
----                              ---             --------
Norton Herrick....................60              Co-Chief Executive Officer,
                                                  Chairman of the Board and
                                                  Director
Michael Herrick...................32              Co-Chief Executive Officer,
                                                  Vice Chairman of the Board and
                                                  Director
Jesse Faber.......................44              President and Director
Howard Herrick....................34              Executive Vice President and
                                                  Director
John F. Levy......................44              Executive Vice President and
                                                  Chief Financial Officer
Stephen M. McLaughlin.............32              Executive Vice President and
                                                  Chief Technology Officer
Carl P. Amari.....................35              President, Radio Group
Roy Abrams........................55              Director
Carl Wolf.........................55              Director


     Mr. Norton Herrick, co-founder of our company, is our Co-Chief Executive Officer and Chairman of our Board of Directors. Mr. Herrick has been an executive officer and director of our company since our inception. Mr. Herrick has been a private businessman for over 30 years and is currently Chairman and Chief Executive Officer of the Herrick Company, Inc., a private investment firm which he founded. Through his wholly-owned affiliates, Mr. Herrick has owned and managed income producing properties, including office buildings, shopping centers and multi-family apartment complexes, and has completed transactions with respect to approximately 250 income producing properties valued at an aggregate of approximately $2 billion. Mr. Herrick is involved in the management of numerous entities he formed to acquire, finance, manage and lease office, industrial and retail properties; and to acquire, operate, manage, redevelop and sell residential rental properties. Mr. Herrick serves on the advisory board of the Make A Wish Foundation, the advisory committee of the National Multi Housing Council and the National Board of Directors for People for the American Way.

     Mr. Michael Herrick, co-founder of our company, has been a director of our company since our inception, has been Vice Chairman of the Board of our company since January 1996, Co-Chief Executive Officer since April 1998, and was Chief Operating Officer of our company from January 1997 to April 1998. Since August 1993, Michael Herrick has been an officer of the general partner of a limited partnership which is the principal shareholder of The Walking Company, a nationwide retailer of comfort and walking footwear and related apparel and accessories. Since May 1989, Mr. Herrick has been employed by The Herrick Company, Inc., and is currently one of its Vice Presidents. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships which acquire, finance, manage and lease office, industrial and retail properties; and which acquire, operate, manage redevelop and sell residential rental properties. Michael Herrick previously provided marketing and distribution services to a fine arts company, specializing in original oil paintings and sculptures. Michael Herrick is the son of Norton Herrick and brother of Howard Herrick.

     Mr. Jesse Faber has been President of our company since October 1996 and a director since October 1997. Prior to joining our company, Mr. Faber was Senior Vice President and Partner of AyerDirect, a direct response advertising agency wholly-owned by McManus, Inc., one of the ten largest advertising and marketing agencies in the world. From 1984-1989, Mr. Faber was Management Supervisor of Grey Direct, a direct response advertising agency.

     Mr. Howard Herrick, co-founder of our company, has been Executive Vice President, Editorial Director and a director of our company since our inception. Since 1988, Mr. Herrick has been an officer of The Herrick Company, Inc. and is currently its President. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships which acquire, finance, manage and lease office, industrial and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties. Howard Herrick previously provided marketing and distribution services to Dyanson Galleries. Howard Herrick is the son of Norton Herrick and the brother of Michael Herrick.

     Mr. John Levy has been an employee of our company since November 1997 and in his present capacities of Executive Vice President and Chief Financial Officer since January 1, 1998. Prior to joining our company, Mr. Levy was Senior Vice President of Tamarix Capital Corporation and had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. During 1994, Mr. Levy served as Chief Financial Officer of the Continuum Group, Inc., a publicly-held record label. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.

     Mr. Stephen M. McLaughlin has been Executive Vice President and Chief Technology Officer of our company since February 1999. Prior to joining our company, Mr. McLaughlin was Vice President, Information Technology for Preferred Healthcare Staffing, Inc. (PHS), a nurse-staffing division of Preferred Employers Holdings, Inc. Mr. McLaughlin co-founded and was a director, Chief Operating Officer and Chief Information Officer of NET Healthcare, Inc., from 1997 until it was acquired by Preferred Employers Holdings in August 1998. In 1994, Mr. McLaughlin founded FX Media, Inc., an Internet and multimedia development company. As CEO of FX Media, he served as senior software engineer for all of its projects.

     Mr. Carl P. Amari has been the President of our Radio Group division since the acquisition by our company of the Radio Group in December 1998. Since 1989, Mr. Amari was the CEO, and principal shareholder of Radio Spirits, Inc. Radio Spirits is recognized as the largest company in the world specializing in the syndication, sales and licensing of old time radio programming. He currently produces and hosts a weekly radio program, "When Radio Was", aired in Chicago. He is also the executive producer of a nationally syndicated version of the same program, which airs on 500 affiliates, as well as for three other related syndicated radio programs. RSI twice made Inc's list of the fastest growing privately held companies. Norton Herrick has agreed to use his best efforts to cause Mr. Amari to be nominated to serve as a director and has agreed to vote his shares to elect Mr. Amari to serve as a director for so long as Mr. Amari continues to serve as an officer of our company or any of our subsidiaries.

     Mr. Roy Abrams has been a director of our company since October 1997. Since April 1993 and from 1986 through March 1990, Mr. Abrams has owned and operated Abrams Direct Marketing, a marketing consulting firm. From April 1990 to April 1993, Mr. Abrams was Vice president of New Business Development of Getting to Know You, Inc., a new homeowner welcoming service. From 1981 through 1985, Mr. Abrams was President of Margrace Corporation, a publicly-held direct marketing company. From 1980 through 1981, Mr. Abrams was a director of mail order marketing of Hearst Corporation, a publishing company. From 1976 to 1979, Mr. Abrams was employed by Columbia House, a negative option and continuity direct marketing company, most recently as Vice President, Merchandise and Continuity Marketing. From 1975 to 1976, Mr. Abrams was director of Mail Order Merchandise Marketing for American Express Company.

     Mr. Carl T. Wolf has been a director of our company since March 1998. Mr. Wolf is the managing partner of the Lakota Investment Group. Mr. Wolf was formerly Chairman of the Board, President and Chief Executive Officer of Alpine Lace Brands, Inc. Mr. Wolf founded Alpine Lace and its predecessors and had been the Chief Executive Officer of each of them since the inception of Alpine Lace in 1983. Mr. Wolf became a director of Alpine Lace shortly after its incorporation in February, 1986. Alpine Lace was sold to Land O'Lakes, Inc. in December 1997.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms that they file pursuant to Section 16(a).

     Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31, 1998, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with, except for a Form 4 with respect to one transaction in April 1998, which was inadvertently filed in an untimely manner by Mr. Carl Wolf.

Item 10  Executive Compensation.

Executive Compensation

         The following table discloses for the fiscal years ended December 31, 1996, 1997 and 1998, compensation paid to Messrs. Norton Herrick and Michael Herrick, our Co-Chief Executive Officers and each other executive officer of our company whose salary together with any bonus was in excess of $100,000 during the fiscal year ended December 31, 1998 (the "Named Executives").

Summary Compensation Table

                                                     Annual Compensation    Long-Term Compensation
                                                     --------------------   ----------------------
                                                                                    Awards
                                                                             Securities Underlying
Name and Principal Position              Year        Salary         Bonus      Options/SAR's (#)
---------------------------              ----        ------         -----   ----------------------
Norton Herrick                           1996         $ -0-         $ -0-               -0-
    Co-Chief Executive                   1997        19,354           -0-               -0-
    Officer                              1998       100,000           -0-         1,000,000

Michael Herrick                          1996        59,500           -0-               -0-
   Co-Chief Executive                    1997        72,879           -0-               -0-
   Officer                               1998       125,000           -0-           250,000

Jesse Faber                              1996        15,062        25,000               -0-
    President                            1997       128,417        40,000            50,000(1)
                                         1998       140,000        35,000            50,000(2)

Howard Herrick                           1996       102,000           -0-               -0-
    Executive Vice President             1997       115,129           -0-               -0-
                                         1998       125,000           -0-           250,000

John Levy                                1996           -0-           -0-               -0-
   Executive Vice President              1997        19,125           -0-               -0-
   and Chief Financial Officer           1998       137,083         7,500            50,000

----------

(1)  The exercise price of this option was reduced to $3.50 on June 16, 1998.

(2)  Represents the re-priced options referred to in footnote (2).

The following table discloses options granted during the fiscal year ended December 31, 1998 to the Named Executives:

                              OPTION/SAR GRANTS IN FISCAL YEAR ENDING DECEMBER 31, 1998

                              Number of
                          Shares Underlying      % of Total Options Granted to   Exercise Price
Name                       Options Granted         Employees in Fiscal Year        ($/share)       Expiration Date
-----------------         -----------------        ------------------------      --------------    ---------------

Norton Herrick                  250,000                      13.8                    $ 3.50                6/16/03
                                750,000                      41.5                    $ 5.25                9/10/03

Michael Herrick                 100,000                       5.5                    $ 3.50                2/09/03
                                150,000                       8.3                    $ 7.88               11/05/03

Jesse Faber                      50,000(2)                    2.8                    $ 3.50        Five Years from
                                                                                                        Vesting(1)

Howard Herrick                  100,000                       5.5                    $ 3.50                2/09/03
                                150,000                       8.3                    $ 7.88               11/05/03

John Levy                        30,000(3)                    1.7                    $ 3.50        Five Years from
                                 20,000(4)                    1.1                    $ 3.50          Vesting(3)(4)


----------

(1) On September 17, 1997, we granted to Mr. Faber options to purchase 50,000 shares of our common stock at an exercise price equal to 110% of the initial public offering price of the our common stock which was in excess of fair market value on the date of grant. Such options shall vest as to one-fifth of the shares covered thereby annually over a five-year period commencing on October 31, 1998, provided, however, that such options shall terminate and be canceled if Mr. Faber is no longer employed by our company prior to the date on which such options vest. Such options shall be exercisable for a period of five years commencing immediately upon the applicable vesting period subject to earlier expiration if Mr. Faber is not employed by our company.

(2) Reflects options originally granted on September 17, 1997 whose exercise price was reduced on June 16, 1998.

(3) Such options vest as to one-third of the shares covered thereby on January 1, 1999 with the balance vesting on January 1, 2000. Such options shall be exercisable for a period of five years commencing immediately upon the applicable vesting period subject to earlier expiration if Mr. Levy is not employed by our company.

(4) Such options vest as to one-half of the shares covered thereby on June 16, 1999 with the balance vesting on June 16, 2000. Such options shall be exercisable for a period of five years commencing immediately upon the applicable vesting period subject to earlier expiration if Mr. Levy is not employed by our company.

     The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 1998. No options were exercised by the Named Executives during fiscal 1998:

                           Aggregated Option Exercises
                        And Fiscal Year-End Option Values

                         Number of Securities Underlying            Value of Unexercised In-the-
                         Unexercised Options at December            Money Options at December 31,
                                   31, 1998                                     1998(1)
                      ------------------------------------        ----------------------------------

Name                  Exercisable            Unexercisable        Exercisable          Unexercisable
--------------        -----------            -------------        -----------          -------------
Norton Herrick        1,000,000                  -0-               $6,812,500               $-0-

Michael Herrick         250,000                  -0-                1,374,250                -0-

Jesse Faber              10,000                 40,000                 81,250            325,000

Howard Herrick          250,000                  -0-                1,374,250                -0-

John Levy                10,000                 40,000                 81,250            325,000


(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of our common stock. An option is "in-the-money" if the fiscal year-end fair market value of our common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 1998 was $11.625.

Employment Agreements

     We have entered into a two-year employment agreement, effective as of October 22, 1997, with Norton Herrick which provides for an annual base compensation of $100,000 and such increases and bonuses as our Board of Directors may from time to time determine, based on criteria that it deems appropriate at such time but which it has not yet established. The employment agreement does not require that Mr. Herrick devote any fixed amount of time to the business and activities of our company. The employment agreement contains a provision prohibiting Mr. Herrick from, on his own behalf or on behalf of any other person, persons, firms, partnership, corporation or company, engaging or participating in any activities which are in direct conflict with the interests of our company; and from soliciting or attempting to solicit the business or patronage of any person, firm, corporation, company or partnership which had previously been a customer of ours, for the purpose of selling products and services similar to those provided by us during the term of the employment agreement and for a period of two years thereafter. The employment agreement also provides that if Mr. Herrick's employment is terminated under certain circumstances, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $200,000 or two times the total compensation received by Mr. Herrick from us during the twelve months prior to the date of termination.

     We have entered into a three-year employment agreement, effective October 22, 1997, with Michael Herrick which provides for an annual base compensation of $125,000 and such increases and bonuses as our Board of Directors may from time to time determine, based on criteria that it deems appropriate at such time but which it has not yet been established. The employment agreement requires Mr. Herrick to devote substantially all of his business time to our business and affairs. The employment agreement contains a provision prohibiting Mr. Herrick from, on his own behalf or on behalf of any other person, persons, firms, partnership, corporation or company, engaging or participating in any activities which are in direct conflict with the interests of our company; and from soliciting or attempting to solicit the business or patronage of any person, firm, corporation, company or partnership which had previously been a customer of ours, for the purpose of selling products and services similar to those provided by us during the term of the employment agreement and for a period of two years thereafter. The employment agreement also provides that if Mr. Herrick's employment is terminated under certain circumstances, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $375,000 or three times the total compensation received by Mr. Herrick from us during the twelve months prior to the date of termination.

     In February 1999, we entered into an employment agreement with Jesse Faber which provides for a base compensation at the rate of $154,000 per annum. The agreement expires on October 31, 1999 and provides for a bonus of $45,000 payable if Mr. Faber is employed by us at the end of the term. Pursuant to the agreement, we granted to Mr. Faber options to purchase 10,000 shares of our common stock at an exercise price of $8.00 per share. The options vest on October 31, 1999, provided that Mr. Faber is employed by us on such date.

     We have entered into a three-year employment agreement effective as of October 22, 1997 with Howard Herrick which provides for an annual base compensation of $125,000 and such increases and bonuses as our Board of Directors may from time to time determine, based on criteria that it deems appropriate at such time but which it has not yet been established. The employment agreement requires Mr. Herrick to devote substantially all of his business time to our business and affairs. The employment agreement contains a provision prohibiting Mr. Herrick from, on his own behalf or on behalf of any other person, persons, firms, partnership, corporation or company, engaging or participating in any activities which are in direct conflict with the interests of our company; and from soliciting or attempting to solicit the business or patronage of any person, firm, corporation, company or partnership which had previously been a customer of ours, for the purpose of selling products and services similar to those provided by us during the term of the employment agreement and for a period of two years thereafter. The employment agreement also provides that if Mr. Herrick's employment is terminated under certain circumstances, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $375,000 or three times the total compensation received by the executive from us during the twelve months prior to the date of termination.

     In November 1997, we entered into a two-year employment agreement with John Levy which provides for an annual base compensation of $135,000, in the first year of the agreement and an annual base compensation of $150,000 in the second year of the agreement. Mr. Levy's agreement also provides for a minimum bonus of $7,500 the first year of the agreement and a minimum bonus of $12,500, the second year of the agreement, provided Mr. Levy is employed by our company on each such date. As of January 1, 1998, we granted to Mr. Levy options to purchase 30,000 shares of our common stock at an exercise price of $11.00 per share (which exceeded fair market value on the date of grant). The option exercise price was subsequently repriced to $3.50 per share. Options for 10,000 shares vest at the end of the first year of the employment agreement and options for 20,000 shares vest at the end of the second year of employment, provided Mr. Levy is employed by our company on the vesting dates. However, in the event of a change in control, all options shall immediately vest and become exercisable.

     In January 1999, effective February 15, 1999, we entered into an employment agreement with Stephen McLaughlin which provides for an annual base compensation of $150,000 and a performance-based bonus of $15,000 payable if Mr. McLaughlin is employed by us at the end of the first year of the employment term. Pursuant to the agreement, we granted to Mr. McLaughlin options to purchase 150,000 shares of our common stock at an exercise price of $9.75 per share and options to purchase 8,000 shares of our common stock at an exercise price of $.10 per share. The 8,000 options exercisable at $.10 per share vested on February 15, 1999. The

150,000 options exercisable at $9.75 vest as follows: options for 25,000 shares vested on February 15, 1999, options for 25,000 shares vest at the end of the first year of the employment agreement, options for 30,000 shares vest at the end of the second year of employment, options for 35,000 shares vest at the end of the third year of the employment agreement options for 35,000 shares vest at the end of the fourth year of employment.

     In December 1998, our subsidiary, Classic Radio Holding Corp., entered into a three-year employment agreement with Carl Amari. Pursuant to the agreement, Mr. Amari is entitled to receive a base salary of $200,000 per year during the first 18 months of the agreement and $300,000 per year during the second 18 months of the agreement. The agreement also provides that Mr. Amari shall also be appointed as a member of our Board of Directors for as long as he is employed by Classic Radio.

Stock Plans

     In June 1997, our shareholders approved a stock option plan pursuant to which 750,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986, as amended or
(ii) nonqualified options. Incentive stock options may be granted under the option plan to our officers and employees. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of our company.

     The purpose of the option plan is to encourage stock ownership by certain directors, officers and employees of company and other persons instrumental to the success of our company. The option plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934. Our Board of Directors, within the limitations of the option plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise and the time, manner and form of payment upon exercise of an option.

     Incentive stock options granted under the option plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 100% of fair market value in the case of persons holding 10% or more of the voting stock of our company). The aggregate fair market value of shares for which incentive stock options granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of our company and any related corporation) may not exceed $100,000. Options granted under the option plan will expire not more than ten years from the date of grant (five years in the case of incentive stock options granted to persons holding 10% or more of the voting stock of our company). All options granted under the option plan are not transferable during an optionee's lifetime (unless otherwise provided in the option agreement) but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

     As of March 24, 1999, options to purchase an aggregate of 1,941,100 shares of our common stock have been granted under our option plan.

     On February 2, 1999, our Board of Directors of our company adopted, subject to shareholder approval, the 1999 Stock Incentive Plan. The 1999 plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (ii) restricted stock, (iii) deferred stock and (iv) other stock-based awards. Awards may be granted singly, in combination, or in tandem, as determined by the administrators of the 1999 plan. A total of 2,500,000 shares of common stock, subject to anti-dilution adjustment as provided in the 1999 plan, have been reserved for distribution pursuant to the 1999 plan.

The maximum number of shares of common stock that may be issued upon the grant of an award to any employee of our company on the last day of any taxable year cannot exceed 1,500,000 shares during the term of the 1999 plan.

     The 1999 plan can be administered by our Board of Directors or a Stock Incentive Committee consisting of two or more non-employee members of our Board of Directors appointed by the Board. Our Board of Directors or Stock Incentive Committee, as the case may be, shall determine those persons to whom awards under the 1999 plan may be granted.

     Under the 1999 plan, our Board of Directors or Stock Incentive Committee may grant shares of restricted common stock either alone or in tandem with other awards. Restricted and deferred stock awards give the recipient the right to receive a specified number of shares of common stock, subject to such terms, conditions and restrictions as our Board of Directors or Stock Incentive Committee deem appropriate. Restrictions may include limitations on the right to transfer the stock until the expiration of a specified period of time and forfeiture of the stock upon the occurrence of certain events such as the termination of employment prior to expiration of a specified period of time. In addition, a participant in the 1999 plan who has received a deferred stock award may request, under certain conditions, our Board of Directors or Stock Incentive Committee to defer the receipt of an award (or an installment of an award) for an additional specified period or until the occurrence of a specified event.

     Other stock-based awards, which may include performance shares and shares valued by reference to the performance of our company or any parent or subsidiary of our company, may be granted either alone or in tandem with other awards.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 24, 1999 relating to the beneficial ownership of shares of common stock by (i) each person or entity who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of the Named Executives, (iii) each of our directors, and (iv) all directors and executive officers of our company as a group:

                                                                                             Percentage of
                                                                                          Outstanding Common
                                                    Number of Shares of Common Stock      Stock Beneficially
Name of Beneficial Owner                                  Beneficially Owned(2)                  Owned
-----------------------------------------           --------------------------------      -------------------
Norton Herrick(1) .........................                 3,893,547(3)                         39.0%

Howard Herrick(1) .........................                 3,941,100(4)                         53.8

Michael Herrick ...........................                   250,000(5)                          3.4

Carl Wolf .................................                    95,000(6)                          1.3

John Levy .................................                    11,000(7)                            *

Roy Abrams ................................                     5,000(8)                            *

Jesse Faber ...............................                    10,000(9)                            *

All directors and executive officers as a
group (7 persons) .........................                 7,584,602(3)(4)                      70.3%
                                                                     (5)(6)
                                                                     (7)(8)
                                                                     (9)(10)

------------

*    Less than 1%

(1) The address for each named individual is in care of Audio Book Club, Inc., 2295 Corporate Boulevard, N.W., Suite 222, Boca Raton, Florida, 33431.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 10, 1999 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 10, 1999 have been exercised and converted.

(3) Includes (A) 8,200 shares of common stock held by Norton Herrick, (B) 488,460 shares of common stock held by Howard Herrick, (C) 488,460 shares of common stock held by the M.E. Herrick Irrevocable Trust, of which Michael Herrick is the sole beneficiary and Howard Herrick is the sole trustee, (D) 1,000,000 shares of common stock issuable upon exercise of options granted under the 1997 stock option plan, (E) 150,000 shares of common stock issuable upon exercise of options granted to Evan Herrick under the 1997 stock option plan, (F) 1,258,427 shares of common stock issuable upon conversion of the Note at an initial conversion price of $11.125 per share and (G) 500,000 shares of common stock issuable upon exercise of a warrant issued on December 31, 1998 at an initial exercise price of $12.00 per share. Does not include 2,714,180 shares held by the Norton Herrick Irrevocable Trust of which Norton Herrick is the sole beneficiary and Howard Herrick is the sole trustee. The Norton Herrick Irrevocable ABC Trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the trust. Howard Herrick has irrevocably granted to Norton Herrick sole dispositive power with respect to the shares of common stock held by Howard Herrick in his own behalf and on behalf of the M.E. Herrick Irrevocable Trust. Evan Herrick has irrevocably granted to Norton Herrick sole voting and dispositive power with respect to the shares of common stock issuable upon exercise of the 150,000 options granted to Evan Herrick on November 5, 1998.

(4) Includes (A) 2,714,180 shares held by the Norton Herrick Irrevocable ABC Trust, (B) 488,460 shares of common stock held by Howard Herrick, (C) 488,460 shares of common stock held by the M.E. Herrick Irrevocable Trust and (D) 250,000 shares of common stock issuable upon exercise of options granted under the 1997 stock option plan.

(5) Includes 250,000 shares of common stock issuable upon exercise of options granted under the 1997 stock option plan. Does not include 488,460 shares of common stock held by the M.E. Herrick Irrevocable Trust. The M.E. Herrick Irrevocable Trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the M.E. Herrick Irrevocable Trust and Howard Herrick has granted to Norton Herrick sole dispositive power over the shares held by the M.E. Herrick Irrevocable Trust.

(6) Includes (A) 5,000 shares of Common Stock, (B) 50,000 shares of common stock issuable upon exercise of options granted March 18, 1998 at an exercise price of $5.00 per share, (C) 25,000 shares of common stock issuable upon exercise of options purchased September 18, 1998 at an exercise price of $5.00 per share, and (D) 15,000 shares of common stock issuable upon exercise of options granted under the 1997 stock option plan.

(7) Includes 10,000 shares of common stock issuable upon exercise of options granted under the 1997 stock option plan. Does not include 40,000 shares issuable upon exercise of options granted under the 1997 stock option plan.

(8) Represents shares of common stock issuable upon exercise of options granted under the 1997 stock option plan. Does not include an additional 5,000 shares issuable upon exercise of options granted under the 1997 stock option plan.

(9) Represents shares of common stock issuable upon exercise of options granted under the 1997 stock option plan.

(10) Represents (A) 25,000 shares of common stock issuable upon exercise of options that are exercisable at $9.75 per share and 8,000 shares of common stock issuable upon exercise of options that are exercisable at $.10 per share held by Stephen McLaughlin and (B) 270,125 shares of common stock and options to purchase 52,750 shares of common stock held by Carl Amari. Does not include 125,000 shares of common stock and options to purchase 100,000 shares of common stock held in escrow subject to release to Carl Amari if certain EBITDA targets are met by the portion of the Radio Group's business acquire from Mr. Amari through our acquisition of Radio Spirits, Inc.

Item 12.  Certain Relationships and Related Transactions.

     We lease office space in Boca Raton, Florida pursuant to a lease agreement which expires in November 2000. The Herrick Company, Inc., a company wholly-owned by Norton Herrick, Chairman of our Board of Directors and our Co-Chief Executive Officer, guaranteed our obligations under this lease. During 1998 and until March 1, 1999, we subleased additional office space in Boca Raton, Florida at a monthly rent of $653 from H.H. Realty Investors, a company wholly owned by Michael Herrick, our Co-Chief Executive Officer of our company and Vice Chairman of our Board of Directors, Howard Herrick, our Executive Vice President and a director and Evan Herrick, a son of Norton Herrick and brother of Michael and Howard Herrick.

     We also sublease office space in Morristown, New Jersey pursuant to a sublease agreement dated as of January 1, 1995 between our company and H.H. Realty Investors. In January 1998, the sublease agreement was amended to provide for additional space at its New Jersey location for a total of 2,328 usable square feet. Minimum monthly rent was $2,900 per month through December 1998. The sublease has been renewed on a monthly basis at a monthly rate of $2,900. We believe that this lease is on commercially reasonable terms.

     On November 17, 1995, Norton Herrick entered into a loan agreement pursuant to which Norton Herrick agreed to loan our company up to $8 million, including the approximately $5.8 million aggregate amount of loans made to us by Norton Herrick as of such date. The loan agreement was subsequently amended to increase permitted borrowings by us of up to $13 million and Norton Herrick subsequently assigned his rights under the loan agreement to N. Herrick Irrevocable ABC Trust, of which Norton Herrick is the sole beneficiary and Howard Herrick is the sole trustee (the "N. Herrick Trust"). Borrowings under the loan agreement were non-interest bearing and were converted into equity upon the consummation of our initial public offering, as described below. The loan agreement between us and Norton Herrick was terminated on October 22, 1997.

     In May 1997, we used the proceeds from a $6 million loan from Bank of America National Trust and Savings Association to repay a portion of the outstanding indebtedness under the loan agreement with the N. Herrick Trust. On August 2, 1997, we borrowed an additional $2.25 million from the bank to fund working capital. The loan was to be due October 31, 1998, and had an interest rate which was 1/2% under the bank's reference rate and was payable monthly. On September 16, 1997, we borrowed an additional $750,000 from the bank to fund working capital. This loan was also to be due October 31, 1998, and had an interest rate which was 1/2% under the bank's reference rate and was payable monthly.

     The common stock of our company owned by Norton Herrick was pledged as security for the $3 million of bank loans. Additionally, in the event we failed to repay such bank loans at maturity, the personal guarantee of Norton Herrick would become effective. We used a portion of the proceeds of our initial public offering to repay the bank in the aggregate principal amount of $9 million plus accrued interest thereon of $56,167.

     Immediately prior to the consummation of our initial public offering, the
N. Herrick Trust converted the outstanding $5,975,200 of indebtedness owed to it by us under the loan agreement into 597,520 shares of our common stock at a price per share equal to the initial offering price of our common stock.

     On May 12, 1997, Howard Herrick entered into a consolidation and restatement of loan agreements with our company relating to the aggregate $400,000 loaned to us by Howard Herrick (consisting of a $50,000 loan made in June 1994 and a $350,000 loan made in February 1997). Such borrowings did not bear interest through July 31, 1997 and, thereafter, bore interest at an annual rate equal to the greater of 10% or the prime rate charged by Citibank, N.A. of New York. This loan, together with accrued interest, was repaid in September 1997.

     On May 12, 1997, the M.E. Herrick Irrevocable Trust (the "M.E.H. Trust"), of which Michael Herrick is the sole beneficiary and Howard Herrick is the sole trustee, entered into a loan agreement with us relating to the aggregate $400,000 loaned to us by the M.E.H. Trust (consisting of a $50,000 loan made in June 1994 and a $350,000 loan made in May 1997). Such borrowings did not bear interest through July 31, 1997 and, thereafter, bore interest at an annual rate equal to the greater of 10% or the prime rate charged by Citibank. This loan, together with accrued interest, was repaid in September 1997.

     Companies wholly-owned by Norton Herrick have in the past provided certain accounting, administrative and general office services to, and obtained insurance coverage for us at cost since our inception, and we paid to such entities for such services, in the aggregate, $60,000 and $73,000, during the years ended December 31, 1997 and 1998. We anticipate obtaining similar services from time to time from companies affiliated with Norton Herrick for which we will reimburse such companies' cost to provide such services to us.

     On March 18, 1998, we sold to Carl Wolf, a director of our company, an option to purchase 50,000 shares of our common stock at an exercise price of $5.00 per share (the market value on the purchase date). The purchase price of the option was $50,000, and the option is exercisable until March 18, 2003. We also granted to Mr. Wolf the right to purchase an additional option for an additional 25,000 shares for $25,000, if Mr. Wolf continued to serve as a director of our company for six months. Mr. Wolf exercised such right and purchased the additional option in September 1998. The additional option has an exercise price of $5.00 per share and is exercisable until September 2003.

     In December 1998, we obtained a portion of the financing for our recent acquisitions from Norton Herrick by issuing a $15 million principal amount 9% Convertible Subordinated Promissory Note due December 31, 2004 (the "Herrick Note") of which $1 million principal amount was repaid by us on January 12, 1999.

     Interest on the Herrick Note is payable monthly. The Herrick Note is convertible, in whole or in part, at the holder's option, into shares of our common stock at the rate of one share per $11.125 of principal or interest outstanding under the Herrick Note, subject to adjustment. As additional consideration for the loan, we issued to Mr. Herrick five-year warrants to purchase 500,000 shares of our common stock at any exercise price of $12.00 per share, subject to adjustment. Pursuant to the terms of a letter agreement dated December 31, 1998 between us and Mr. Herrick (the "Letter Agreement"), the interest rate of the Herrick Note will increase to 11%, the conversion rate of the Herrick Note is subject to adjustment and the exercise price of the warrants is subject to adjustment in the event that the Herrick Note is not refinanced on or prior to September 30, 1999. Pursuant to the Letter Agreement, we also agreed that if the Note is refinanced by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, we will issue to Mr. Herrick warrants to purchase an additional 350,000 shares of our common stock, which warrants will be identical to the warrants issued to him in connection with the Herrick Note. The Herrick Note is subordinated to our obligations under our credit facility with Fleet is secured by a second lien security interest of certain assets of the Radio Group. Additionally, pursuant to the terms of a letter agreement, Mr. Herrick agreed with Fleet not to take certain actions with respect to the Herrick Note so long as he held the Herrick Note. The terms of Mr. Herrick's investment were approved by the independent members of our Board of Directors. Prior to consummating the transaction, our Board of Directors obtained a fairness opinion from an investment banker.

     In connection with the Radio Group acquisition in December 1998, we assumed a lease of property owned by Carl P. Amari, President of the Radio Group, through a trust. The lease agreement provides for monthly rental payments of $4,667 and expires in December 2005.

     Our policy with respect to transactions between us and our officers, directors and 5% or greater shareholders is that each transaction will be on terms no less favorable than could be obtained from independent third parties. Notwithstanding the foregoing, companies affiliated with Norton Herrick may continue to provide certain accounting and general and administrative services and access to its corporate airplane to, and obtain insurance coverage for, us at cost.

Item 13.  Exhibits, Lists and Reports on Form 8-K.

(a)  Exhibits

     3.1 Articles of Incorporation of the Audio Book Club, Inc., as amended.+

     3.2       Amended and Restated By-Laws of the Audio Book Club, Inc.+

     10.1      Employment Agreement between Audio Book Club, Inc. and Norton
               Herrick.+

     10.2      Employment Agreement between Audio Book Club, Inc. and Michael
               Herrick.+

     10.3      Employment Agreement between Audio Book Club, Inc. and Jesse
               Faber.

     10.4 Employment Agreement between Audio Book Club, Inc. and Stephen McLaughlin.

     10.5      Employment Agreement between Audio Book Club, Inc. and Howard
               Herrick.+

     10.6      Employment Agreement between Audio Book Club, Inc. and John
               Levy.++

     10.7      Employment Agreement between our subsidiary and Carl Amari.

     10.8 Supplemental Agreement, dated as of December 11, 1998, by and among Audio Book Club, Inc., Classic Radio Holding Corp., Radio Spirits, Inc. and Carl Amari.+++

     10.9 Asset Purchase Agreement, dated as of December 30, 1998, by and between Audio Book Club, Inc. and The Columbia House Company.++++

     10.10 Put Agreement, dated as of December 11, 1998, by and between Audio Book Club, Inc. and Premier Electronic Laboratories, Inc.

     10.11 Put Agreement, dated as of December 11, 1998, by and between Audio Book Club, Inc. and Carl Amari.

     10.12 Put Agreement, dated as of December 11, 1998, by and between Audio Book Club, Inc. and Metacom, Inc.

     10.13 Registration and Shareholder Rights Agreement, dated as of December 30, 1998, by and among Audio Book Club, Inc. and The Columbia House Company, WCI Record Club Inc. and Sony Music Entertainment Inc.

     10.14 $14,000,000 Principal Amount 9% Convertible Senior Subordinated Promissory Note of Audio Book Club, Inc. to Norton Herrick due December 31, 2004.

     10.15 Modification Letter, dated December 31, 1998, among Norton Herrick, Audio Book Club, Inc. company and Fleet National Bank.

     10.16 Subsidiary Guarantee, dated as of December 31, 1998, from CH Acquisitions Corp., ABC Internet Services, Inc., ABC Investment Corp., Classic Radio Holding corp. and Classic Radio Acquisition Corp. as guarantors in favor of the holder.

     10.17 Security Agreement, dated as of December 31, 1998, by and among Audio Book Club, Inc., Classic Radio Holding corp. and Classic Radio Acquisition Corp. and Norton Herrick.

     10.18 Credit Agreement, dated as of December 31, 1998, among Audio Book Club, Inc. and Fleet National Bank.

     10.19 Subsidiary Guarantee, dated as of December 31, 1998, from CH Acquisitions Corp., ABC Internet Services, Inc., ABC Investment Corp., Classic Radio Holding corp. and Classic Radio Acquisition Corp. as guarantors in favor of the Fleet National Bank.

     10.20 Security Agreement,dated as of December 31, 1998, from our company, ABC Internet Services, Inc., Classic Radio Holding Corp., Classic Radio Acquisition Corp., ABC Investment Corp., and CH Acquisitions Corp. as grantors to Fleet National Bank as administrative agent.

     10.21     1997 Stock Option Plan+

     10.22     1999 Stock Incentive Plan*

     21.       Subsidiaries

     27.1      Financial Data Schedule (SEC use only).

----------

+ Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-30665) effective October 22, 1997.

++ Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

+++ Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for reportable event dated December 14, 1998.

++++ Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K dated January 13, 1999.

* Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated February 23, 1999.

(b)  Financial Statement Schedules

     Schedule II-Valuation and Qualifying Accounts and Reserves

(c)  Reports on Form 8-K filed during the quarter ended December 31, 1998:

     We filed a Form 8-K on December 24, 1998 for events reported under Items 2 and 5. Our Form 8-K reported the acquisition of Radio Spirits, Inc. by our wholly-owned subsidiary, Classic Radio Holding Corp. as an Item 2 event. Our Form 8-K also reported, as Item 5 events, the acquisitions of (i) certain assets of Premier Electronic Laboratories, (ii) certain assets of Metacom, Inc., (iii) certain assets of Buffalo Productions, Inc., and (iv) the acquisition of a Joint Venture Interest from Carl Amari, the sole stockholder of Radio Spirits, Inc. On February 25, 1999, we filed a Form 8-K/A to amend our Form 8-K and filed under Item 7, the historical financial statements for Radio Spirits, Inc. as of and for the years ended December 31, 1996 and 1997 and nine months ended September 30, 1998 and pro forma consolidated financial statements for the years ended December 31, 1996 and 1997 and nine months ended September 30, 1998 and as of September 30, 1998.

                     Audio Book Club, Inc. and Subsidiaries

                                   Form 10-KSB

                                     Item 7

                   Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----
Independent Auditors' Reports                                        F-2 - F -3
Consolidated Balance Sheets - December 31, 1998 and 1997
                                                                            F-4
Consolidated Statements of Operations for the years ended
December 31, 1998 and 1997                                                  F-5
Consolidated Statements of Stockholders'
Equity (Deficiency) for the Years ended December 31, 1998 and
1997                                                                        F-6
Consolidated Statements of Cash Flows for the years ended
December 31, 1998 and 1997                                                  F-7
Notes to Consolidated Financial Statements                           F-8 - F-23

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Audio Book Club, Inc.

We have audited the accompanying consolidated balance sheet of Audio Book Club, Inc. (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 13. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 22, 1999

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Audio Book Club, Inc.

We have audited the accompanying consolidated balance sheet of Audio Book Club, Inc. and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
March 13, 1998
New York, New York

                              AUDIO BOOK CLUB, INC.
                           Consolidated Balance Sheets

                                                                                           December 31,
                                                                                  1998                      1997
                                                                              ------------              ------------
                      Assets
Current assets:
    Cash and cash equivalents                                                 $  2,686,330              $  3,655,053
    Short-term investment                                                          500,000                 5,143,699
    Accounts receivable, net of allowances for sales
      returns and doubtful accounts of $1,418,275 and
      $1,449,445 at December 31, 1998 and 1997,
      respectively                                                               4,923,077                 1,783,456
    Inventory                                                                    5,330,319                 1,700,374
    Prepaid expenses                                                               401,154                   111,896
    Royalty advances                                                               961,320                   267,518
                                                                              ------------              ------------
         Total current assets                                                   14,802,200                12,661,996

Fixed assets, net                                                                1,328,575                    59,805
Deferred financing costs                                                         1,515,800                      --
Non-current prepaid expenses                                                       121,552                    48,219
Other intangibles                                                               11,300,000                      --
Goodwill                                                                        35,270,747                      --
                                                                              ------------              ------------
                                                                              $ 64,338,874              $ 12,770,020
                                                                              ============              ============
    Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                          $  4,869,422              $  2,776,544
    Accrued expenses                                                             1,361,590                   240,124
    Current portion - long-term debt                                             2,000,000                      --
                                                                              ------------              ------------
         Total current liabilities                                               8,231,012                 3,016,668
                                                                              ------------              ------------
Long term debt                                                                  40,000,000                      --
                                                                              ------------              ------------

  Preferred Stock, no par value, authorized
    5,000,000 shares; no shares issued and
    outstanding                                                                       --                        --
  Common stock subject to contingent puts                                        8,284,375                      --
  Common stock; no par value, authorized
    25,000,000 shares; issued and outstanding
    7,078,920 and 6,153,920, at December 31,
    1998 and 1997, respectively                                                 28,959,812                25,741,063
    Contributed capital                                                          2,322,867                   486,217
    Accumulated deficit                                                        (23,459,192)              (16,473,928)
                                                                              ------------              ------------
         Total common stockholders' equity                                       7,823,487                 9,753,352
                                                                              ============              ============
                                                                              $ 64,338,874              $ 12,770,020
                                                                              ============              ============

See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.
                      Consolidated Statements of Operations

                                                                                  Years ended December 31.
                                                                                1998                    1997
                                                                            ------------            ------------
Sales                                                                       $ 22,242,155            $ 15,119,093
Returns, discounts and allowances                                              7,348,584               5,040,939
                                                                            ------------            ------------
      Sales, net                                                              14,893,571              10,078,154
Cost of sales                                                                  9,451,601               5,495,358
                                                                            ------------            ------------
         Gross profit                                                          5,441,970               4,582,796
Expenses:
    Internet  expenses  for  acquisition  and  retention of
        members                                                                4,624,701                    --
    Direct mail and other advertising and
        promotion expenses for acquisition and
        retention of members                                                   4,285,459               6,843,250
    General and administrative                                                 3,697,444               2,224,889
                                                                            ------------            ------------
         Operating loss                                                       (7,165,634)             (4,485,343)
Interest income (expense), net of interest
    (expense) income of ($93,750) and $105,631
    in 1998 and 1997, respectively                                               180,370                (435,508)
                                                                            ------------            ------------
         Net loss                                                           $ (6,985,264)           $ (4,920,851)
                                                                            ============            ============
Net loss per share of common stock (basic and diluted)                      $      (1.13)           $      (1.29)
                                                                            ============            ============


See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                     Years Ended December 31, 1997 and 1998


                                     Common stock    Common stock         Common
                                      number of       subject          stock; no par     Contributed      Accumulated
                                      shares to    contingent puts         value          capital           deficit
                                     ------------  ---------------    --------------     -----------     -------------
Balance at December 31, 1996                200          --           $        200      $    231,325     $(11,553,077)
  16,282 to 1 stock split             3,256,200          --                     --                --               --
  Imputed interest on notes
     payable - related parties             --            --                     --           254,892             --
  Conversion of notes payable -
     related parties to common
     stock                              597,520          --              5,975,200              --               --
  Proceeds from sale of common
     stock, net of offering
     expenses of 3,234,337            2,300,000          --             19,765,663              --               --
  Net loss                                                                                                 (4,920,851)
                                      ---------------------------------------------------------------------------------
Balance at December 31, 1997          6,153,920          --             25,741,063           486,217      (16,473,928)

  Options sold to director                 --            --                   --              75,000             --
  Warrants for URL and phone
      numbers                              --            --                   --             104,000             --
  Warrants granted in
      acquisitions                         --            --                   --           1,002,000             --
  Warrants granted for financing
      and consulting in
      connection with the
      acquisitions                         --            --                   --             655,650             --
  Common stock issued in the
      acquisitions                      925,000      $8,284,375          3,218,749              --               --
  Net loss                                 --            --                   --                --         (6,985,264)
                                      ---------------------------------------------------------------------------------
Balance at December 31, 1998          7,078,920      $8,284,375       $ 28,959,812      $  2,322,867     $(23,459,192)
                                      =================================================================================

See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.

                      Consolidated Statements of Cash Flows

                                                                                   -----------------------------------
                                                                                        Years ended December 31,
                                                                                   -----------------------------------
                                                                                       1998                   1997
                                                                                   ------------           ------------
Cash flows from operating activities:
  Net loss                                                                         $ (6,985,264)          $ (4,920,851)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                       366,825                  8,334
    Imputed interest on notes payable - related parties                                    --                  254,892
    Changes in asset and liability accounts:
         (Increase) in accounts receivable, net                                        (894,920)            (1,187,826)
         Decrease in due from related party                                                --                   20,000
         (Increase) in inventory                                                     (1,265,685)              (863,714)
         (Increase) in prepaid expenses                                                (521,589)              (111,896)
         (Increase) in prepaid expenses - non-current                                  (601,173)               (48,219)
         (Increase) in royalty advances                                                 (71,802)               (32,078)
         Increase in accounts payable and accrued expenses                              605,404              1,375,227
                                                                                   ------------           ------------
                Net cash used in operating activities                                (9,368,204)            (5,506,131)
                                                                                   ------------           ------------
Cash flows from investing activities:
    Purchase of short-term investment                                                  (500,000)            (5,143,699)
    Acquisition of fixed assets                                                        (944,383)               (48,636)
    Sale of short term investments                                                    5,143,699                   --
    Cash payments for acquisitions                                                  (36,681,581)                  --
    Cost incurred in acquisitions                                                      (693,254)                  --
                                                                                   ------------           ------------
                Net cash used in investing activities                               (33,675,519)            (5,192,335)
                                                                                   ------------           ------------
Cash flows from financing activities:
    Proceeds from issuance of notes payable - related parties                        15,000,000              1,295,000
    Repayment of notes payable - related parties                                           --               (6,800,000)
    Proceeds from issuance of long-term debt                                         27,000,000              9,000,000
    Repayment of long-term debt                                                            --               (9,000,000)
    Proceeds of issuance of options                                                      75,000                   --
    Proceeds of sale of common stock, net of offering costs                                --               19,765,663
                                                                                   ------------           ------------
                Net cash provided by financing activities                            42,075,000             14,260,663
                                                                                   ------------           ------------
Net (decrease) increase in cash and cash equivalents                                   (968,723)             3,562,197
Cash and cash equivalents at beginning of period                                      3,655,053                 92,856
                                                                                   ============           ============
Cash and cash equivalents at end of period                                         $  2,686,330           $  3,655,053
                                                                                   ============           ============

  See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


     (1)  Organization

     Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company is a direct marketer of audiobooks through Audio Book Club, a membership club which markets and sells audiobooks and other forms of audio entertainment by mail order and via the Internet.

     (2)  Significant Accounting Policies

     Principals of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

     Cash and Cash Equivalents

     Securities with maturities of three months or less when purchased are considered to be cash equivalents.

     Fair Value of Financial Instruments

     The carrying amount of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments.

     The fair value of long-term debt is estimated based on the interest rates currently available for borrowings with similar terms and maturities. The Company's long-term debt is at a variable rate; therefore, the carrying value approximates market prices.

     Inventory

     Inventory, consisting primarily of audiocassettes held for resale, is valued at the lower of cost (weighted average cost method) or market.

     Prepaid Expenses

     Prepaid expenses consist principally of deposits and other amounts being expensed over the period of benefit. All current prepaid expenses will be expensed over a period no greater than the next twelve months.

     Fixed Assets, Computer Software and Internet Web Site Development Costs

     Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, purchased computer software and web site development costs are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful life of five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, three years for software and two years for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

     Intangible Assets

     Intangible assets, consisting of customer lists and certain agreements acquired in the acquisitions, are being amortized over their estimated useful life. (Note 3).

     Goodwill

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. Goodwill will be amortized over the estimated period of benefit not to exceed 20 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using the expected undiscounted future cash flow model.

     Revenue Recognition

     Revenue is recorded upon shipment of merchandise and simultaneous billing. Allowances for doubtful accounts and future returns are based upon historical experience and evaluation of current trends.

     Income Taxes

     Prior to October 22, 1997, the Company had elected to be taxed as a small business corporation (S corporation) under Section 1362 of the Internal Revenue Code. As a small business corporation, all federal income taxes, if any, were the obligations of the stockholders. Conversely, any losses incurred by the Company may be used by the stockholders.

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

     Advertising and Promotional Costs

     The Company expenses all production costs of advertising. Direct-mail advertising consists primarily of print advertisements and mailings to individuals that include order forms for the Company's products. The capitalized costs of the direct mail advertising are amortized in the month of publication of the magazine in which it appears or the month in which the individual letters are mailed. As of December 31, 1998 and 1997, costs of all direct mail advertising have been expensed and, accordingly, there were no capitalized costs of direct mail advertising.

     Promotional costs for new and current members are expensed on the date the promotional materials are mailed.

     Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable based on contractual terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the years ended December 31, 1998 and 1997, no writedowns of royalty advances were required.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     (3) Acquisitions

     Radio Companies Acquisitions

     In December 1998, through its wholly-owned subsidiary, Classic Radio Holding Corp. ("Classic"), the Company acquired Radio Spirits, Inc. ("Radio Spirits") for an aggregate base purchase price of $340,000, 425,000 shares of its common stock valued on the date of acquisition at $12.875 per share, warrants to purchase an additional 175,000 shares of its common stock at an exercise price of $13.125 per share and payment of $1,840,784 of liabilities at closing. The warrants have been valued at $3.04 per share using the Black-Scholes valuation model. A total of 100,000 of the 425,000 shares and 100,000 of the 175,000 warrants were placed in escrow and are subject to release if certain specified "EBITDA" (as defined in the purchase agreement) levels for the acquired company are met for the year ending December 31, 1999 (with respect to the escrowed shares) and for the year ending December 31, 2000 (with respect to the escrowed options). The Company also entered into a put agreement which granted the seller and his designees the right, under certain circumstances, commencing three years from the closing, to require the Company to repurchase up to 175,000 shares of common stock issued in connection with the acquisition at prices ranging from $4.00 to $12.00 per share. The acquisition was accounted for under the purchase method.

     At the time of the acquisition, Radio Spirits specialized in the syndication, sales and licensing of popular radio programs which originally aired from the 1930's through the late 1950's. Radio Spirits also produced and syndicated three national "classic" radio programs that are collectively heard in more than 500 markets by over 3 million listeners weekly. Through its in-house production and mail order services, Radio Spirits also produced and distributed audiocassettes and compact discs of vintage comedy, mystery, detective, adventure and suspense programs to customers worldwide. Radio Spirits also controlled the licensing rights to many popular serials and had an exclusive licensing arrangement with the Smithsonian Institute to market products under the Smithsonian name.

     In connection with its acquisition of Radio Spirits, through its indirectly wholly-owned subsidiary, CRAC, the Company also acquired certain assets of Buffalo Productions, Inc. ("Buffalo"), an affiliate of Carl Amari (who was the sole stockholder and Chairman of Radio Spirits prior to the acquisition), for $369,000, and Mr. Amari's 50% interest in a joint venture engaged in producing, broadcasting, marketing and distributing a series of old-time radio programs for $2,325,554, and assumed liabilities of $224,446. The Company also paid cash costs and fees of $169,504 and non-cash costs and fees of $18,301 related to the acquisition. The assets acquired from Buffalo were those relating to its business of duplicating pre-recorded compact discs. The total purchase price of the acquisitions was $11,067,018. The Company has accounted for the acquisitions using the purchase method of accounting and has allocated a portion of the total purchase price to certain identifiable intangible assets, based on their relative fair values which will be amortized over their useful lives. The Company has recorded $8,152,779 of goodwill which will be amortized over a period not to exceed 20 years.

     In December 1998, through CRAC, the Company acquired all of the assets used by Metacom, Inc. ("Metacom") in connection with its "Adventures in Cassettes" business of producing, marketing, and selling old-time radio programs for $1,060,829, 50,000 shares of the Company's common stock valued on the date of acquisition at $12.875 per share and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $8.125 per share. The warrants have been valued at $4.18 per share using the Black-Scholes valuation model. In addition, the Company granted Metacom the right, subject to certain limitations, to sell such shares back to the Company at a price of $10.00 per share between the third and tenth anniversary of the closing. The Company also paid cash costs and fees of $25,981 and non-cash costs and fees of $2,805 in the acquisition. The total purchase price of $1,942,365 has been accounted for under the purchase method of accounting. The Company has recorded $1,621,536 of goodwill which will be amortized over a period not to exceed 20 years.

     In December 1998, through CRAC, the Company acquired all the assets used by Premier Electronic Laboratories, Inc. ("Premier") in connection with its business of licensing, producing, marketing and selling classic videos and radio programs through mail order catalogs, phone solicitations and specialty mail organizations for $240,000, 125,000 shares of the Company's common stock valued at the date of closing at $12.875. The Company also paid cash costs and fees of $25,109 and non-cash costs and fees of $2,711 relating to the acquisition, for a total purchase price of $1,877,195. The Company has recorded $1,691,269 of goodwill which will be amortized over a period not to exceed 20 years. The Company also granted Premier the right, under certain circumstances and subject to certain limitations, to sell the 125,000 shares received by it back to the Company at prices ranging from $7.00 per share for the first 25,000 shares so sold to $15.00 per share for the last 50,000 shares so sold, at various times between the second and tenth year anniversary of the closing of the acquisition.

     Acquisition of Columbia House's Audiobook Club Division

     On December 31, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets used in the audiobook club division (the "CH Audiobook Club") of The Columbia House Company ("Columbia House").

     As part of the acquisition, the Company acquired Columbia House's audiobook club's membership file of approximately 600,000 members, as well as substantially all of Columbia House's other assets relating exclusively to the CH Audiobook Club, including inventory and certain accounts receivable. The Company also entered into a mailing agreement which allows the Company to (i) use Columbia House's compact disc, VHS, laser and DVD video club's membership lists for Audio Book Club new member acquisition campaigns, (ii) insert new member acquisition material into Columbia House's member mailing programs sent to various other clubs maintained by Columbia House and (iii) be referred to as the Columbia House recommended source for audiobooks in a club format, for a period of seven years. In addition, Columbia House entered into a non-compete agreement pursuant to which it agreed not to engage in certain activities that compete with our operation of Audio Book Club for a period of five years. Moreover, the Company entered into a transitional services agreement with Columbia House.

     As consideration for the acquisition and the related transactions, including the mailing agreement, the non-compete agreement and the transitional services agreement, Columbia House received from the Company cash consideration of $30,750,000 plus expenses of $24,345. In addition, the Company issued to Columbia House's designees (Sony Music Entertainment Inc. and WCI Record Club Inc.) an aggregate of 325,000 shares of its common stock (the "Shares") valued on the date of acquisition at $11.625 and warrants to purchase an additional 100,000 shares of its common stock at a price of $11.125 per share. The warrants have been valued at $2.61 using the Black-Scholes valuation model. The Company also granted to Columbia House the right, under certain circumstances, commencing six years from the Closing, to require the Company to purchase from Columbia House and its designees the Shares at a price of $15.00 per Share.

The Company also incurred cash costs and fees of $472,660 and non-cash costs and fees of $51,033 related to the acquisition. The total purchase price of $35,337,163 has been accounted for using the purchase method of accounting. The Company has specifically identified $10,600,000 of intangible assets (customer lists, covenants not complete and certain agreements acquired in the acquisitions) which will be amortized over their useful lives (ranging between 3 and 7 years) and $23,805,163 of goodwill which will be amortized over a period not to exceed 20 years.

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume the acquisitions occurred as of January 1, 1997 (in thousands, except per share data):

                                                     1998                 1997

Net sales                                         $ 40,360             $ 36,954
Net loss (basic and diluted)                       (11,366)              (7,079)
                                                  -----------------------------
Loss per share                                    $  (1.61)            $  (1.00)
                                                  =============================


     The following table represents the allocation of the purchase price:

                                          Columbia             Radio
                                           House              Spirits             Premier            Metacom               Total
                                          --------            -------             -------            -------               -----

Cash                                    $       --          $    268,931        $       --         $       --          $    268,931
Accounts receivable                             --             2,244,701                --                 --             2,244,701
Inventory                                    629,000           1,179,828             155,432            400,000           2,364,260
Other current assets                         622,000                --                  --               70,829             692,829
Fixed  assets                                   --               659,471              30,494               --               689,965
Goodwill                                  23,805,163           8,152,779           1,691,269          1,621,536          35,270,747
Other intangibles                         10,600,000             700,000                --                 --            11,300,000
Liabilities assumed                         (319,000)         (2,138,692)               --             (150,000)         (2,607,692)
                                        ------------        ------------        ------------       ------------        ------------

                                        $ 35,337,163        $ 11,067,018        $  1,877,195       $  1,942,365        $ 50,223,741
                                        ============        ============        ============       ============        ============


(4)      Fixed Assets

Fixed Assets consist of the following:
                                                      1998              1997


Office equipment                                  $   408,260       $    70,629
Furniture and fixtures                                 90,535             4,423
Leasehold improvements                                419,081             1,300
Web site development costs                            780,584              --
                                                  -----------       -----------

         Total                                      1,698,460            76,352

Accumulated depreciation                             (369,885)          (16,547)
                                                  -----------       -----------

Property, plant and equipment - net               $ 1,328,575       $    59,805
                                                  ===========       ===========

(5)  Short-Term Investments to be Held to Maturity

     At December 31, 1998, short-term investments to be held to maturity consisted of a $500,000 bank certificate of deposit plus accrued interest bearing interest at 5.40% maturing on April 1, 1999. At December 31, 1997, short-term investment to be held to maturity consisted of a bank certificate of deposit in the amount of $500,000,000 bearing interest at 5.5% maturing on May 2, 1998 and a bank certificate of deposit in the amount of $100,000 bearing interest at 5.9% maturing on May 6, 1998 plus accrued interest on both certificates of deposit.

(6)  Long-Term Debt

                                                                1998
                                                                ----

Credit agreement, senior secured bank debt                $   27,000,000
Related party note                                            15,000,000
                                                             -----------
                                                              42,000,000
Less:  Current maturities                                      2,000,000
                                                             -----------
       Long term debt                                     $   40,000,000
                                                             ===========


     Bank Debt

     In December 1998, the Company obtained Senior Secured Bank Debt from (i) Fleet National Bank ("Fleet") and (ii) ING (U.S.) Capital Corporation pursuant to a Credit Agreement dated as of December 31, 1998.

     Pursuant to the Credit Agreement, the Company borrowed an aggregate of $27,000,000, consisting of a $25,000,000 Term Advance (as defined in the Credit Agreement) and a $2,000,000 Revolving Credit Advance (as defined in the Credit Agreement). The Term Advance and Revolving Credit Advances bear interest at a rate of 2.00% above the bank's prime rate payable quarterly. Subject to certain limitations set forth in the Credit Agreement, the maximum principal amount of all advances under the Credit Agreement cannot exceed $30,000,000 through and including March 30, 1999, thereafter increasing to a maximum of $34,000,000. The principal amount outstanding under the Credit Agreement is payable in quarterly installments commencing on March 31, 1999 through December 31, 2003. The quarterly payments will begin at $250,000 on March 31, 1999 and increase by $500,000 increments on each March 31, to $2,250,000 on March 31, 2003, provided, however, that the final principal installment on December 31, 2003 will be equal to the aggregate principal amount outstanding on such date. The Company granted to the lenders a security interest in substantially all of the Company's assets and the assets of its subsidiaries and pledged the capital stock of its subsidiaries to the lenders as collateral under the Credit Agreement. The Company also agreed to a number of financial and business covenants including a restriction on the payment of dividends. The covenants do not take effect until March 31, 1999. The Company also issued to the lenders three-year warrants to purchase up to an aggregate of 196,800 shares of our common stock at an exercise price of $10.00 per share.

     On May 9, 1997, the Company borrowed $6,000,000 from a major bank which was used to repay a portion of the outstanding notes payable to the Company's Chairman, Chief Executive Officer and founder. The loan had a one-year term, had an interest rate which was 1/2% under the bank's reference rate and had interest payable monthly.

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

     The Company used a portion of the proceeds of its initial public offering to repay the loans from a major bank in the aggregate principal amount of $9,000,000 plus accrued interest thereon of $56,167.

     The loan maturities for the next five years are as follows:

Year Ending
December 31,

1999                        $ 1,000,000
2000                          3,000,000
2001                          5,000,000
2002                          7,000,000
2003                         11,000,000
                            -----------
Total maturities            $27,000,000
                            ===========


     Related Party Debt

     In December 1998, the Company borrowed $15,000,000 from its Chairman and Co-Chief Executive Officer, pursuant to a $15,000,000 principal amount 9% Convertible Senior Subordinated Promissory Note due December 31, 2004 (the "Note"). Pursuant to the Note, the Company borrowed $15,000,000, of which $1,000,000 was repaid on January 12, 1999. The Note is due December 31, 2004, bears interest at the initial rate of 9% per annum, payable monthly in arrears and is convertible, in whole or in part, at the holder's option, into shares of our common stock at the rate of one share per $11.125 of principal or interest outstanding under the Note. The Company issued to its Chairman and Chief Executive Officer five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $12.00 per share. Pursuant to the terms of a letter agreement dated December 31, 1998 between the Company and its Chairman and Chief Executive Officer, the interest rate of the Note will increase to 11%, the conversion rate of the Note is subject to adjustment and the exercise price of the warrants is subject to adjustment, in the event that the Note is not refinanced on or prior to September 30, 1999. Pursuant to the Letter Agreement, the Company also agreed that if the Note is refinanced by anyone other than its Chairman and Chief Executive Officer or a family member or affiliate of its Chairman and Chief Executive Officer, the Company will issue to its Chairman and Chief Executive Officer warrants to purchase an additional 350,000 shares of our common stock, which warrants shall be identical to the warrants issued to him in connection with the Note. The Note is subordinated to the Company's obligations under the Credit Agreement and is secured by a second lien security interest of certain assets of Classic and CRAC. Additionally, pursuant to the terms of a letter agreement, its Chairman and Chief Executive Officer agreed with Fleet not to take certain actions with respect to the Note so long as he held the Note. The terms of its Chairman and Chief Executive Officer's investment were approved by the independent members of the Company's Board of Directors. Prior to consummating the transaction the Board obtained a fairness opinion from an investment banker.

     On November 17, 1995, the Company executed a loan agreement with its Chairman, Chief Executive Officer and founder in the amount of $8,000,000, of which $5,805,000 had been granted in the form of unsecured, non-interest bearing advances as of December 31, 1995.

     On February 6, 1997, the loan agreement was amended to increase the maximum borrowing amount to $13,000,000 from $12,000,000. On May 12, 1997, the loan agreement was further amended to stipulate that the loan does not and will not bear interest, and removed all references to interest in prior documents.

     Immediately prior to the consummation of the Company's initial public offering, the Company's Chairman, Chief Executive Officer, and founder (Norton Herrick) converted the outstanding $5,975,200 of indebtedness owed to him under the loan agreement into 597,520 shares of common stock at a price per share equal to the initial offering price of the common stock. The loan agreement between the Company and Norton Herrick was terminated on October 22, 1997.

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

     In accordance with Staff Accounting Bulletin Topic 5:T, the Company imputed an interest cost on the portion of the non-interest bearing notes payable to related parties which were not converted to equity upon the completion of the Company's initial public offering. The imputed rate used was based on the terms negotiated by the Company for its bank debt and was 8.00% for the year ended December 31, 1997. Interest expense imputed was $254,892 for the year ended December 31, 1997.

     (7) Commitments and Contingencies

     Leases - Related Parties

     Rent expense for each of the years ended December 31, 1998 and 1997 amounted to $58,320 and $38,000, respectively.

     The Company sublets office space from an entity, HH Realty Investors, Inc., wholly-owned by officers and directors of the Company.

     In 1999, the New Jersey location subleased with HH Realty Investors, Inc. was amended to a month by month lease at $2,900 per month. Also on March 1, 1999 additional space was directly leased in New Jersey for a period to expire on the earlier of December 31, 1999 or 30 days from the occurrence of a defined event.

     During 1998, the Company subleased office space in Florida from The Herrick Company, a company owned by Norton Herrick, Co-CEO, at $653 per month. Such sublease was terminated on March 1, 1999.

     In January 1998, the Company amended a sublease agreement to provide for additional space at its New Jersey location. Minimum monthly rent under the amended lease is $2,900 per month through December 1998 and is subject to two extension periods of five years each under certain conditions. In December 1998, the lease was amended to provide for a month to month lease. In May 1998, the Company amended a sublease agreement to provide for additional space at its Florida location. Minimum monthly rent under the amended lease is $1,307 per month through November 2000 and is subject to two extension periods of three years each under certain conditions.

     Leases - Other

     In September 1998, the Company entered into a lease for a kiosk at a major shopping mall. The lease which commenced in November 1998 has a one year term, with monthly rental amounts of $5,000 per month with the provision for increases based on annual sales in excess of $ 750,000.

     In connection with the acquisition of Radio Spirits, the Company leases 8,000 square feet of space in South Schaumburg, Illinois from a trust owned by the President of the Company's radio group. The lease agreement expires in December 2005, subject to a three year renewal option. Monthly rent under the leases is $4,667.

     In connection with the acquisition of Premier, the Company entered into two ten-year leases on 7,000 square feet of space in Bethel, Connecticut and 3,000 square feet in Sandy Hook, Connecticut. Lease payments on each lease are $100 per year with mandatory capital improvement payments starting in 2004 of $3,500 per year and $1,500 per year on the Bethel and Sandy Hook properties , respectively.

     Minimum annual lease commitments including capital improvement payments under non-cancelable operating leases are as follows:

     Year ending

     December 31,
     ------------
     1999                                   $123,187
     2000                                     70,573
     2001                                     56,200
     Thereafter                              250,400
                                            --------
     Total lease commitments                $500,360
                                            ========


     Employment Agreements

     The Company has commitments pursuant to employment agreements with certain of its officers. The Company's aggregate commitments under such employment agreements are approximately $841,517 and $452,054 during 1999 and 2000, respectively. In connection with the Radio Spirits acquisition, the Company hired Carl Amari as President of Classic, to manage the combined, post-merger radio operations pursuant to a three-year employment agreement that provides for an annual salary of $200,000 for the first 18 months and $300,000 for the next 18 months.

     (8) Initial Public Offering

     The Company's Registration Statement on Form SB-2 for its initial public offering was declared effective by the Securities and Exchange Commission on October 22, 1997. On October 27, 1997, the Company closed its initial public offering of 2,300,000 shares of Common Stock, with no par value, at a price of $10.00 per share of Common Stock. In connection with the public offering, the underwriters were granted an over-allotment option to purchase an additional 345,000 shares of Common Stock, exercisable until December 6, 1997. The underwriters partially exercised their over allotment option by purchasing 110,000 shares from a minority shareholder (with holdings of less than 5% of the Company's common stock.) The Company incurred expenses of $3,234,337 related to its initial public offering, including underwriting discounts and commissions, legal and accounting fees, printing expenses and other expenses. Upon completion of the offering, the associated costs were deducted from net proceeds of the offering.

         (9) Stock Option Plan

     In June 1998, the Company amended the 1997 Stock Option Plan, under the amendment the Company is now authorized to grant up to 2,000,000 shares of authorized but unissued common stock.

     In June 1997, the Company adopted the 1997 Stock Option Plan, pursuant to which the Company's Board of Directors may grant stock options to key employees of the Company. The Plan authorizes grants of options to purchase up to 750,000 shares of authorized but unissued common stock. Under the Plan, the Company may grant incentive and non-qualified stock options. The terms and conditions of options granted under the Plan may vary at the discretion of the Company's Board of Directors. In addition, shares issued pursuant to the exercise of the options may be restricted as to their transferability.

     Stock option activity is as follows:


                                                                      Weighted average
                                                           Shares      exercise price
                                                          ---------   ---------------

Outstanding at December 31, 1996                               --           --
    Granted                                                  50,000          $11.00
    Exercised                                                  --           --
    Canceled                                                   --           --
Outstanding at December 31, 1997                             50,000          $11.00
    Granted                                               1,808,500           $5.37
    Exercised                                                  --           --
    Canceled                                                   --           --
                                                          ---------      ----------
Outstanding at December 31, 1998                          1,858,500           $5.52
                                                          =========      ==========

     The per share weighted-average fair value of stock options granted during the year ended December 31, 1997 was $4.55 on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 1997; risk free rate of return 5.56%; option life five years from date of vesting; and no dividend yield.

     The per share weighted-average fair value of stock options granted during the year ended December 31, 1998 is as follows using the Black-Scholes option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

                                                                Assumed         Risk-free       Fair Value
   Date                    No. of Shares   Exercise Price      Volatility     interest rate     per Share
   ----                    -------------   --------------      ----------     -------------     ---------
June 1998                      551,500            $3.50            25%            5.49%            $.86
September 1998                 750,000            $5.25            25%            4.58%           $1.21
November 1998                  450,000           $7.875            25%            4.50%           $1.82
Various                         57,000   $6.00 - $10.81

                            ---------
Total                       1,808,500
                            =========

     At December 31, 1998, there were 141,500 additional shares available for grant under the Plan.

     The Company applies the intrinsic value method to account for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements becuase the exercise price was equal to or greater than the fair value at the date of grant.

     At December 31, 1998, the weighted average remaining contractual life of outstanding options was five years. At December 31, 1998, 1,682,500 options were exercisable.

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

     Income tax benefit for the year ended December 31, 1998 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 5.39% to the pre-tax loss as a result of the following:

                                                                                                     1998                   1997
                                                                                                 -----------            -----------
Computed tax benefit (Federal and State at 39.39%)                                               $(2,751,215)           $(1,673,089)

Adjustment for partial-year C-corporation status                                                                          1,347,673
                                                                                                 -----------            -----------

Adjusted computed tax benefit at 34%                                                                                       (325,416)

Valuation allowance for Federal and State deferred tax assets
                                                                                                   2,751,215                325,416
                                                                                                 -----------            -----------
Income tax expense                                                                               $       -0-            $       -0-
                                                                                                 ===========            ===========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Deferred tax assets:                                                                                1998                    1997
                                                                                                -----------             -----------
    Federal and state net operating loss carry-forwards                                          $ 3,099,025            $   269,715

    Accounts receivable, principally due to
    allowance for doubtful accounts and reserve for returns                                          547,312                112,778

    Fixed assets                                                                                      (9,251)
                                                                                                ------------            -----------
    Total gross deferred tax assets                                                                3,637,086                382,493

    Less valuation allowance                                                                      (3,637,086)              (382,493)
                                                                                                ------------            -----------
    Net deferred tax assets                                                                     $        -0-            $       -0-
                                                                                                ============            ===========


     The Company has provided a valuation allowance of $3,637,086 and $382,493 for deferred tax assets as of December 31, 1998 and 1997, respectively. In assessing the realizability of deferred tax assets, management has determined that the Company does not have a history of earnings on which to base its determination. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. The Company's limited operating history does not allow management to make a judgment regarding future taxable income over those periods.

     The Company has approximately $7,591,631 of net operating loss carry-forwards which may be used to offset possible future earnings, if any, in computing future income tax liabilities. The net operating losses will expire between December 31, 2017 and December 31, 2018 for federal income tax purposes. For state purposes, the net operating losses will expire at varying times, as the Company is subject to corporate income tax in several states.

     (11) Net Loss Per Share of Common Stock

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

     The weighted average number of shares outstanding used in the net loss per share computations for the years ended December 31, 1998 and 1997 were 6,187,687 and 3,820,027, respectively.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 4,670,927 for the year ended December 31, 1998 and 50,000 for the year ended December 31, 1997.

     (12) Supplemental Cash Flow Information

     No cash has been expended for income taxes for the years ended December 31, 1998 and 1997. Cash expended for interest was -0- and $286,246 for the years ended December 31, 1998 and 1997, respectively.

     In connection with its acquisitions, the Company provided a total of 925,000 shares of its common stock and 380,000 options and warrants to the former owners of the acquired companies, and attorneys and advisors to the transactions. The total value of the stock, $11,503,124 and warrants of $1,002,000 has been recorded as part of the acquisition prices to be amortized over periods not to exceed 20 years. The Company also provided 35,000 warrants to advisors to the transaction. The value of warrants of $75,650 has been included in the cost of the acquisitions and recorded as goodwill. The Company also provided 196,800 warrants to the banks providing financing for the acquisitions. The value of the warrants of $580,000 has been included in deferred financing fees.

     In May 1998, the Company, in addition to a cash payment of $20,000, granted options to a third party to purchase 20,000 shares of the Company's Common Stock at $4.81 per share to acquire the universal Resource Locators ("URL"), audiobook.com and audiobook.net. The Company has included the value of the options of $50,000 in the asset value of $70,000, the negotiated price, and is amortizing the asset over six years. In March 1998, the Company granted options to purchase 21,600 shares of the Company's Common Stock at $4.40 per share to a company in compensation for the costs incurred in transferring to the Company the toll free phone numbers, (800) AUDIOBOOK and (888) AUDIOBOOK. Such options vest and are exercisable immediately and have a five-year term. The Company has recorded an asset in the amount of $54,000, the negotiated cost of transferring the phone numbers, and is amortizing the asset over six years.

     During the year ended December 31, 1997, the Company had a non-cash financing activity related to the recognition of imputed interest on a portion of the notes payable - related parties of $254,892.

     Immediately prior to the consummation of the Company's initial public offering, the Company's Chairman, Chief Executive Officer, and founder converted the outstanding $5,975,200 of indebtedness owed to him into 597,520 shares of common stock at a price per share of $10.00.

     (13) Related Party Transactions

     Companies wholly-owned by Norton Herrick provided certain accounting, administrative and general office services to, and obtained insurance coverage for, the Company. In connection with such services the Company paid to such entities the aggregate of $73,000 and $60,000, during the years ended December 31, 1998 and 1997, respectively. The Company anticipates obtaining similar services from time to time from companies affiliated with Norton Herrick for which it will reimburse such companies' cost to provide such services to the Company.

     (14) Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Disclosures ("SFAS 131") which requires that a public enterprise disclose financial and descriptive information about segments of their operations using a management approach. The approach involves reporting financial information on the basis used internally by management to evaluate segment performance and decide how resources are allocated to segments. SFAS 131 additionally requires that a public business report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. Management has not disclosed any segment information as it does not operate more than one segment.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133 establishes new disclosure requirements, which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require all derivatives to be recorded on the balance sheet at fair value and special accounting for certain types of hedges. SFAS 133 will take effect in 2000. The Company has not entered into any derivative or hedge transactions and, therefore, does not believe that SFAS 133 will have a material effect on the consolidated financial condition or results of operations.

     (15) Subsequent Events

     On March 18, 1999, the Company entered into a definitive agreement to acquire substantially all of the assets used by Doubleday Direct, Inc. in the direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct club, including its membership file of approximately 450,000 names. In connection with the closing of this acquisition, Doubleday will grant to the Company the exclusive right to include Audio Book Club new member solicitation inserts in Doubleday's club mailings and to send direct mail new member solicitation packages to Doubleday's book club members for the next four years. This agreement will relate to all of Doubleday's existing and future clubs. In addition, as part of the acquisition, the companies have agreed to enter into a broad Internet marketing and promotion agreement including the development of a co-branded web site. The Company cannot be assured that this acquisition or the related agreements will be completed.

     In March 1999, the Company granted to employees of the Company or its subsidiaries, five year options under the 1997 Stock Option plan to purchase an aggregate of 62,600 shares of its common stock at $12.00 per share, vesting over the next two years.

     In March 1999, the Company has been named as a co-defendant together with a collection agency used by the Company, in a lawsuit in the United States District Court for the Northern District of Illinois, alleging violations by such collection agency and the Company of the Fair Debt Collection Practices Act. Such lawsuit has been brought by a Class Action on behalf of individuals, limited to those who were sent certain collection letters within the state of Illinois during the one year period preceding the filing of the lawsuit. The lawsuit has not yet been certified as a Class Action. The collection agency has agreed to indemnify the Company and therefore the Company believes that the outcome of the action will not have a material adverse impact on the Company.

     In February 1999, the Company granted to employees of the Company five year options under the 1997 Stock Option plan to purchase 20,000 shares of its common stock at $8.00 per share, vesting over the next two years.

     In February 1999, the Company's Board of Directors approved (i) an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 75,000,000 shares and (ii) the adoption of the Company's 1999 Stock Incentive Plan, in each case, subject to shareholder approval. The 1999 Stock Incentive Plan provides for grants of awards of stock options, restricted stock, deferred stock or other stock -based awards. A total of 2,500,000 shares of common stock have been reserved for distribution pursuant to the plan.

     Effective February 15, 1999, the Company entered into an employment agreement with its new Executive Vice President and Chief Technology Officer, which provides for an annual base compensation of $150,000 and a performance-based bonus of $15,000 payable at the end of the first year of employment. Pursuant to the agreement, the Company granted five year options to purchase 150,000 shares of common stock at an exercise price of $9.75, vesting at various times over a three year period, and five year options to purchase 8,000 shares of common stock at $.10 vesting on February 15, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AUDIO BOOK CLUB, INC.


                                  By: /s/  Norton Herrick
                                      ------------------------------------------
                                      Norton Herrick, Co-Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates stated.



Signature                                                Title                                  Date
---------                                                -----                                  ----
/s/ Norton Herrick                           Director, Chairman of the Board               March 30, 1999
---------------------                        and Co-Chief Executive Officer
Norton Herrick                               (Principal Executive Officer)


/s/ Michael Herrick                          Director and Co-Chief Executive               March 30, 1999
---------------------                        Officer
Michael Herrick

                                             Director and President                        March 30, 1999
/s/ Jesse Faber
---------------------
Jesse Faber


/s/ Howard Herrick                           Director and Executive Vice                   March 30, 1999
---------------------                        President
Howard Herrick


/s/ John F. Levy                             Executive Vice President and                  March 30, 1999
---------------------                        Chief Financial Officer
John F. Levy                                 (Principal Financial and
                                             Accounting Officer)

                                                                                           March 30, 1999
/s/ Roy Abrams                               Director
---------------------
Roy Abrams

/s/ Carl Wolf                                Director                                      March 30, 1999
---------------------
Carl Wolf

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES for the years ended December 31, 1998 and 1997


                                                     Balance             Amounts             Write-Offs          Balance
                                                     Beginning of        Charged to          Against             End of
                                                     Period              Net Income          Reserves            Period
                                                     ------              ----------          --------            ------
Allowances for sales returns and doubtful accounts:
Year Ended December 31, 1998                         $1,449,445          $8,256,989          $8,288,159          $1,418,275
Year Ended December 31, 1997                         $  831,669          $6,073,746          $5,455,970          $1,449,445