Form 10QSB
period 1999-03-31
AUDIO BOOK CLUB INC
filed 1999-05-17
CIK 1040973

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

As of May 15, 1999, there were 7,828,920 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes  ___    No  _X_

                              Audio Book Club, Inc.
                          Quarter ended March 31, 1999
                                   Form 10-QSB

                                      Index

                                                                            Page
                                                                            ----

PART I:  Financial Information.

Item 1:  Financial Statements.

         Consolidated Balance Sheet at March 31, 1999 (unaudited)              3

         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and 1998 (unaudited)                             4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and 1998 (unaudited)                                   5

         Notes to Financial Statements (unaudited)                             6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           10

PART II: Other information

Item 1:  Legal Proceedings.                                                   16

Item 2:  Changes in Securities and Use of Proceeds                            16

Item 4:  Submission of Matters to a Vote of Security Holders                  17

Item 6:  Exhibits and Reports on Form 8-K.                                    17

         Signatures                                                           18

         Financial Data Schedule                                              19

Part I   Financial Information
         Item 1.  Financial Statements

                              AUDIO BOOK CLUB, INC.
                           Consolidated Balance Sheet
                                 March 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                     Assets
Current assets:
    Cash and cash equivalents                                                      $  1,017
    Short-term investments to be held to maturity                                       500
    Accounts receivable, net of allowances for sales returns and doubtful
        accounts of $2,539                                                            5,651
    Inventory                                                                         5,339
    Royalty advances                                                                  1,325
    Prepaid expenses                                                                  1,511
    Deferred member acquisition costs - current                                         504
                                                                                   --------
         Total current assets                                                        15,847

Fixed assets, at cost, net of accumulated
          depreciation of $485                                                        1,257
Deferred member acquisition costs - non-current                                       1,073
Deferred financing costs                                                              1,137
Prepaid expenses - non-current                                                          225
Other intangibles, net                                                               10,472
Goodwill, net                                                                        35,610
                                                                                   --------
                                                                                   $ 65,621
                                                                                   ========
                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                               $  4,045
    Accrued expenses                                                                  2,334
    Current portion of long-term debt                                                 1,000
                                                                                   --------
         Total current liabilities                                                    7,379
                                                                                   --------
Long-term debt                                                                       42,750
                                                                                   --------
Commitments and contingencies
    Preferred stock, no par value, authorized 5,000,000 shares; no shares issued and outstanding
    Common stock subject to contingent put                                            8,284
    Common stock; no par value, authorized 75,000,000 shares; 7,078,920 issued
        and outstanding                                                              28,960
    Contributed capital                                                               2,372
    Accumulated deficit                                                             (24,124)
                                                                                   --------
         Total common stockholders' equity                                            7,208
                                                                                   --------
                                                                                   $ 65,621
                                                                                   ========

See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               Three months
                                                              ended March 31,
                                                             1999        1998
                                                           --------    --------
Sales                                                      $ 12,827    $  4,765
Returns, discounts and allowances                             2,898       1,236
                                                           --------    --------
         Sales, net                                           9,929       3,529
Cost of sales                                                 4,626       2,598
                                                           --------    --------
         Gross profit                                         5,303         931
Expenses:
    Advertising and promotion                                 1,486       1,509
    General and administrative                                2,015         651
    Depreciation and amortization                             1,414           5
                                                           --------    --------
         Operating income (loss)                                388      (1,234)
    Interest (expense) income, net of interest income of
        $23 in 1999                                          (1,053)        108
                                                           --------    --------
         Net loss                                          $   (665)   $ (1,126)
                                                           ========    ========
Net loss per share of common stock
      (basic and diluted)                                  $   (.09)   $   (.18)
                                                           ========    ========



See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.
                             (Dollars in thousands)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Three months
                                                                            ended March 31,
                                                                           1999       1998
                                                                          -------    -------
Cash flows from operating activities:
    Net (loss)                                                            $  (665)   $(1,126)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                       1,414          5
        Amortization of deferred member costs                                  74       --
        Amortization of deferred financing fees                                76       --
        Changes in asset and liability accounts:
           (Increase) in accounts receivable, net                            (728)      (198)
           (Increase) decrease in inventory                                    (9)        97
           (Increase) in prepaid expenses                                    (925)      (212)
           (Increase) in royalty advances                                    (364)       (74)
           (Increase) in deferred member costs                             (1,651)      --
           Increase (decrease) in accounts payable and accrued expenses
                                                                              149       (450)
                                                                          -------    -------
                  Net cash (used) in operating activities                  (2,629)    (1,958)
                                                                          -------    -------
Cash flows from investing activities:
        Acquisition of fixed assets                                           (49)      (200)
        Interest earned on short-term investment                             --          (73)
        Additions to goodwill relating to acquisitions                       (741)      --
                                                                          -------    -------
                  Net cash (used) in investing activities                    (790)      (273)
                                                                          -------    -------
Cash flows from financing activities:
        Increase in borrowings under revolving credit agreements            3,000       --
        Payment of long-term debt                                          (1,250)      --
        Proceeds of issuance of option                                       --           50
                                                                          -------    -------
                  Net cash provided by financing activities                 1,750         50
                                                                          -------    -------
Net (decrease) in cash and cash equivalents                                (1,669)    (2,181)
Cash and cash equivalents at beginning of period                            2,686      3,655
                                                                          -------    -------
Cash and cash equivalents at end of period                                $ 1,017    $ 1,474
                                                                          =======    =======






See accompanying notes to financial statements.

                              AUDIO BOOK CLUB, INC.

                          Notes to Financial Statements

                                   (Unaudited)


(1)  Organization

     Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company markets audiobooks through its membership club which markets and sells audiobooks via the Internet and by mail order. The Company is also a publisher of audio and video content including classic radio and video programs and markets and sells that content on audio cassettes, CDs and video cassettes via numerous distribution channels including the Internet, catalogues, radio shows, retail and other outlets.

(2)  Significant Accounting Policies

     Basis of Presentation

     The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

     Advertising and Promotional Costs

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Prior to 1999, the Company had expensed these costs as incurred. Beginning in 1999, the Company must capitalize such direct response advertising costs and amortize these costs over the period of future benefit, which has been determined to be 30 months, in accordance with SOP 93-7 because the Company, after five years of operations, now has a sufficient historical pattern of results. The costs are being amortized on a straight-line basis. If the Company had expensed the cost of direct response advertising as incurred, the Company would have reported a net loss of $2,242,003 and net loss per share of $.32. This loss would have been primarily due to the direct response advertising which results in an increase of membership in Audio Book Club.

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

(3)  Stockholders' Equity and Stock Options and Warrants

     In March 1999, the Company's stockholders approved (i) an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 75,000,000 shares and (ii) the adoption of the Company's 1999 Stock Incentive Plan. The 1999 Stock Incentive Plan provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 2,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

     Effective February 15, 1999, the Company entered into an employment agreement with its new Executive Vice President and Chief Technology Officer, which provides for an annual base compensation of $150,000 and a performance-based bonus of $15,000 payable at the end of the first year of employment. Pursuant to the agreement, the Company granted five year non-plan options to purchase 150,000 shares of common stock at an exercise price of $9.75, vesting at various times over a four year period, and five year non-plan options to purchase 8,000 shares of common stock at $.10 vesting on February 15, 1999.

     In February 1999, the Company granted to employees of the Company five year options under the 1997 Stock Option plan to purchase 20,000 shares of its common stock at $8.00 per share, vesting over the next two years.

     In March 1999, the Company granted to a law firm five year warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $10.00 as partial payment for legal services provided in connection with the acquisitions. The warrants have been valued at $2.46 using the Black-Scholes valuation model and have been included in the cost of the acquisitions.

     In March 1999, the Company granted to employees of the Company or its subsidiaries, five year options under the 1997 Stock Option plan to purchase an aggregate of 62,600 shares of its common stock at $12.00 per share, vesting over the next two years.

(4)  Proposed Acquisition

     On March 18, 1999, the Company entered into a definitive agreement to acquire substantially all of the assets used by Doubleday Direct, Inc. in the direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct club, including its membership file of approximately 450,000 names. In connection with the closing of this acquisition, Doubleday will grant to the Company the exclusive right to include Audio Book Club new member solicitation inserts in Doubleday's club mailings and to send direct mail new member solicitation packages to Doubleday's book club members for the next four years without list rental or insertion fees. Thereafter, the Company may continue to use the Doubleday lists while paying standard usage fees. This agreement will relate to all of Doubleday's existing clubs and future clubs provided such future clubs' lists are offered by Doubleday in the market for rental. In addition, as part of the acquisition, the companies have agreed to enter into a broad Internet marketing and promotion agreement including the development of a co-branded web site. The Company cannot be assured that this acquisition or the related agreements will be completed.

(5)  Net Loss Per Share of Common Stock

     The weighted average number of common shares used in the net loss per share computations for the three months ended March 31, 1999 and 1998 were 7,078,920 and 6,153,920, respectively.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 4,795,927 for the three months ended March 31, 1999 and 379,100 for the three months ended March 31, 1998.

(6)  Supplemental Cash Flow Information

     In March 1998, the Company granted options to purchase 21,600 shares of the Company's Common Stock at $4.40 per share to a company as compensation for the costs incurred in transferring to the Company the toll free phone numbers, (800) AUDIOBOOK and (888) AUDIOBOOK. Such options were immediately vested and exercisable and have a five year term. The Company has recorded an asset in the amount of $54,000, the negotiated cost of transferring the phone numbers and is amortizing the asset over six years.

     Cash paid for interest expense was $1,092 for the three months ended March 31, 1999.

(7)  Subsequent Events

     In April 1999, the Company sold 750,000 shares of its common stock for gross proceeds of $8,250,000 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933.

     In April 1999, the Company formed an advisory board to further enhance its Internet strategy. The Advisory Board consists of five members. The Advisory Board will work with the Company to increase its online business and its strategic alliances on the Internet.

     In April 1999, the Company granted options to purchase a total of 899,000 shares of the Company's common stock to an officer and director, Advisory Board members, employees and consultants. The options vest at various times over the next two years and all options have an exercise period of five years. Options to purchase 24,000 shares have an exercise price of $10 13/16 and options to purchase 20,000 shares have an exercise price of $11 5/8. Options to purchase 835,000 shares have an exercise price of $11.00 per share and options to purchase 20,000 shares have an exercise price of $10.00 per share.

Item 2.


Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

     Introduction

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this Quarterly Report are forward looking statements that involve risks and uncertainties, including but not limited to, the Company's ability to successfully implement a strategy of continued growth and other risks described in the Company's Registration Statement on Form S-3. The Company's actual results may differ materially from the results discussed in any forward looking statement.

     Audio Book Club, Inc. ("the Company") markets audiobooks through its membership club which markets and sells audiobooks via the Internet and by mail order. The Company is also a publisher of audio and video content including classic radio and video programs and markets and sells that content on audio cassettes, CDs and video cassettes via numerous distribution channels including the Internet, catalogues, radio shows, retail and other outlets.

     Since its inception, the Company has engaged in an aggressive membership recruitment program to establish a core Audio Book Club member base and to continually expand such member base. The Company has acquired Audio Book Club members primarily through acquisition, direct mailings of member solicitation packages, online computer service and Internet advertising, advertisements in magazines, newspapers and other publications and package insert programs.

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Prior to 1999, the Company had expensed these costs as incurred. Beginning in 1999, the Company must capitalize such direct response advertising costs and amortize these costs over the period of future benefit, which has been determined to be 30 months, in accordance with SOP 93-7 because the Company, after five years of operations, now has a sufficient historical pattern of results. The costs are being amortized on a straight-line basis.

     The Company has aggressively pursued marketing opportunities on the Internet by entering into advertising arrangements with respect to audiobooks with various Internet companies such as Microsoft Corporation (for its MSNBC and Hot Mail web sites), America On-line, Inc., Broadcast.com, Inc. and Lycos, Inc. The Company's Internet web site offers visitors the opportunity to become club members, and offers club members and visitors the opportunity to execute club transactions online and locate and sample thousands of audiobook selections.

     In December 1998, the Company completed a series of acquisitions and combined the acquired businesses to form the Radio Group. The aggregate purchase price paid for the businesses comprising the Radio Group was approximately $6.2 million in cash, the assumption of $2.3 million of liabilities, 600,000 shares of common stock, options to purchase an additional 50,000 shares of common stock at a price of $8.125 per share and options to purchase an additional 175,000 shares of common stock at a price of $13.125 per share. The Radio Group produces, broadcasts, syndicates, sells and licenses popular "classic" and old time radio and video programs, including vintage comedy, mystery, detective, adventure and suspense programs. The Radio Group has an extensive library of over 60,000 radio programs.

     On December 31, 1998, the Company completed the acquisition of the audiobook club division of The Columbia House Company ("CH Audiobook Club") for which the Company paid cash consideration of $30.8 million and issued equity securities. As a result of this acquisition, the Company more than doubled its member file by adding over 650,000 names as of April 28, 1999. In addition, Columbia House agreed to provide the Company with access to its continually updated music, video, laser disc and DVD club membership lists for the next seven years for purposes of acquiring new members without payment of list rental or insertion fees.

     On March 18, 1999, the Company entered into a definitive agreement to acquire the assets used by Doubleday Direct, Inc. in the direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct club, including its membership file of approximately 450,000 names. In connection with the closing of this acquisition, Doubleday will grant to the Company the exclusive right to include its Audio Book Club new member solicitation inserts in Doubleday's club mailings and to send its direct mail new member solicitation packages to Doubleday's book club members for the next four years without payment of list rental or insert fees and thereafter with standard usage fees. This agreement will relate to all of Doubleday's existing clubs and future clubs provided such future clubs' lists are offered by Doubleday in the market for rental. Audio Book Club will also be Doubleday's exclusive recommended source for audiobooks. In addition, as part of the acquisition, the companies have agreed to enter into a broad Internet marketing and promotion agreement including the development of a co-branded web site. The Company cannot be assured that this acquisition or the related agreements will be completed.

Results of Operations
(Dollars in thousands except per share data)

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Gross sales for the three months ended March 31, 1999 were $12,827 an increase of $8,062 or 169.2%, as compared to $4,765 for the three months ended March 31, 1998. The increase in gross sales was primarily attributable to (1) increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base, (2) sales from the CH Audiobook Club for the full three months ended March 31, 1999 and (3) the inclusion of sales from the Radio Group.

     Returns, discounts and allowances for the three months ended March 31, 1999 were $2,898 or 22.6% of gross sales as compared to $1,236 or 25.9% of gross sales for the prior comparable period. The decrease in returns as a percentage of sales is due to historically lower return rates from the Radio Group and the CH Audiobook Club. The increase in returns, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the three months ended March 31, 1999 increased $6,400 or 181.4% to $9,929.

     Cost of sales for the three months ended March 31, 1999 increased $2,028 to $4,626 from $2,598 in the prior comparable period. Gross profit increased $4,372 to $5,303 for the three months ended March 31, 1999 from $931 in the prior comparable period. Gross profit as a percentage of sales increased to 53.4% from 26.4% due to improvement in the price being paid by the Company for product at the audiobook clubs, better fulfillment arrangements and higher gross profit as a percentage of net sales at the Radio Group.

     Advertising and promotion expenses (for acquisition and retention of new members) decreased $23 or 1.5% to $ 1,486 for the three months ended March 31, 1999 as compared to $1,509 in the prior comparable period due to the capitalization of direct response advertising in the three months ended March 31, 1999.

     General and administrative expenses for the three months ended March 31, 1999 increased $1,364 to $ 2,015 from $651 for the three months ended March 31, 1998. The Company did not employ any personnel from the CH Audioboook Club. The Company did acquire the operations of the Radio Group including personnel and facilities. However, personnel costs were greatly reduced. General and administrative expense increases are principally attributable to increased expenses relating to the Radio Group, increased bad debt expenses as a result of sales increases and increased personnel costs at Audio Book Club as the Company continues to bring services previously performed by outside vendors inside as opportunities present themselves to reduce costs.

     Depreciation and amortization expenses for the three months ended March 31, 1999 were $1,414, an increase of $1,409, as compared to $5 for the prior comparable period. The increase in depreciation expense relates to the acquisition of fixed assets in the Radio Group acquisitions and the depreciation of Internet development costs for Audio Book Club. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's acquisitions.

     Net interest expense for the three months ended March 31, 1999 was $1,053 as compared to net income of $108 for the three months ended March 31, 1998. The interest expense in 1999 is principally attributable to debt incurred in connection with the Company's various acquisitions.

     Primarily due to increased sales of $8,062, improvements in returns and gross profit as a percentage of sales and the capitalization of direct response advertising, the Company's earnings before depreciation, amortization, interest and taxes ("EBITDA") increased $3,031 to $1,802 for the three months ended March 31, 1999. Net loss for the three months ended March 31, 1999 was $665 or $.09 an improvement of $461 or $.09 as compared to a net loss of $1,126, or $.18 for the three months ended March 31, 1998.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant due to, among other things, payment for the proposed acquisition of Doubleday's Audiobooks Direct, expansion of working capital, costs associated with direct mail campaigns, other new member recruitment advertising and promotion and brand building, expanding and maintaining an Internet web site and an Internet media portal. Historically, the Company's cash requirements have exceeded cash flows from operations.

     For the three months ended March 31, 1999, the Company's cash decreased by $1,669 as the Company used net cash of $2,629 and $790 for operating and investing activities, respectively, and had cash provided by financing activities of $1,750. During the three months ended March 31, 1998, the Company's cash decreased $2,181, as the Company used net cash of $1,958 and $273 for operating and investing activities, respectively, and had cash provided by financing activities of $50.

     For the three months ended March 31, 1999, net cash used in operations principally consisted of the net loss of $665, increases in accounts receivable of $728, increases in prepaid expenses of $925 and increases in deferred member acquisition costs of $1,651. Net cash used in operations was partially offset by depreciation and amortization expenses included in the net loss of $1,483.

     For the three months ended March 31, 1998, the cash used in operating activities consisted of, in addition to the net loss of $1,126 increases in receivables, prepaid expenses and royalty advances of $198, $212 and $74 respectively, and a decrease in accounts payable and accrued expenses of $450. The net cash used in operations was partially reduced by a decrease in inventory of $97 and depreciation and amortization of $5.

     The increase in accounts receivable during the three months ended March 31, 1999 is principally due to higher sales. The increase in prepaid expenses is principally attributable to a payment made as part of an Internet advertising agreement which is being expensed over the life of the agreement, costs relating to a May direct mail campaign and deferred financing fees relating to an equity investment made in April 1999. Deferred new member acquisition costs relate to the Company's method of accounting for direct response advertising as described above.

     Cash used in investing activities in both periods was for the acquisition of fixed assets, principally for computer equipment, for the three months ended March 31, 1999 additions to goodwill for additional costs incurred in the acquisitions and adjustments to purchase price.

     For the three months ended March 31, 1999, net cash provided by financing activities consisted of increased borrowings under the Company's revolving credit agreement less a principal payment on the Company's long-term bank debt and a payment on the related party subordinated loan.

     On March 18, 1998, (the "Wolf Purchase Date") the Company sold to Carl Wolf an option ("Wolf Option") to purchase 50,000 shares of Common Stock at any time commencing on the Wolf Purchase Date through the fifth anniversary of the Wolf Purchase Date at an exercise price of $5.00 per share (market value at Wolf Purchase Date.) The purchase price of the Wolf Option was $50.

     In March 1999, the Company entered into an agreement to acquire Audiobooks Direct, a business of Doubleday Direct, Inc. (a subsidiary of Bertelsmann, Inc.). The Company is currently exploring various financing alternatives to fund the Audiobooks Direct acquisition. There can be no assurance that the acquisition will be completed.

     In April 1999, the Company completed the sale of a 9.6 percent equity interest in the Company to Quantum Partners, LDC ("Quantum"), a fund advised by Soros Fund Management, LLC, through a direct purchase of the Company's common stock. Quantum purchased 750,000 shares of common stock and the Company received total proceeds of $8,250.

     In April 1999, the Company announced plans to develop a media portal web site. This site, when created, is intended to expand the Company's Internet presence and to potentially derive additional revenue from the many visits the Company drives to its web site as a result of its Internet advertising and branding. The web site is planned to be launched this summer and is planned to offer various content and e-commerce opportunities. The Company is also actively working on various cross-marketing arrangements with other e-commerce providers and is acquiring additional products to offer on the new site.

     In April 1999, the Company agreed to enter into a strategic marketing alliance with bidnow.com allowing the companies to cross promote each other's services through various links and banners to be located on their respective web sites. Audio Book Club also announced an agreement to proceed with Quantum, a fund advised by Soros Fund Management LLC, to make an investment in bidnow.com. The closing of the investment is contingent on the completion of due diligence.

Impact of Year 2000 Issue

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This Year 2000 issue potentially affects all individuals and companies (including the company, its customers, business partners, vendors, suppliers, service providers and banks.)

     Management believes its systems, and those of its primary service providers are Year 2000 compliant and has received notification of such from our primary service providers. Management is continuing its communications with its principal vendors to ensure that they are Year 2000 compliant. Management does not anticipate that the Company will incur significant operating expenses or be required to invest in computer system improvements to be Year 2000 compliant.

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

Part II - Other Information

     Item 1. Legal Proceedings.

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


     Item 2. Changes in Securities and Use of Proceeds.

     In March 1999, the Company's shareholders approved (i) an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 75,000,000 shares and (ii) the adoption of the Company's 1999 Stock Incentive Plan. The 1999 Stock Incentive Plan provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 2,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

     Effective February 1999, the Company granted to an employee five year options to purchase 150,000 shares of common stock at an exercise price of $9.75, vesting at various times over a four year period, and five year options to purchase 8,000 shares of common stock at $.10 vesting on February 15, 1999 as consideration for entering into an employment agreement.

     In March 1999, the Company granted to a law firm five year warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $10.00 as partial payment for legal services provided in the acquisitions. The warrants have been valued at $2.46 using the Black-Scholes valuation model and have been included in the cost of the acquisitions.

     During the three months ended March 31, 1999, the Company granted to employees of the Company five year options under the 1997 Stock Option plan to purchase 82,600 shares of its common stock at prices between $8.00 and $12.00 per share, vesting over the next two years.

Item 4: Submission of Matters to a Vote of Security Holders

     On March 26, 1999, at a special meeting of the Company's stockholders, the Company's stockholders approved (i) an amendment to the Company's Articles of Incorporation to increase the Company's authorized Common Stock to 75,000,000 shares and (ii) the adoption of the Company's 1999 Stock Incentive Plan. The Stockholders' vote on these matters was as follows:

     (1)  Amendment to Articles of Incorporation

            Numbers of votes cast for:                   6,532,119
            Number of votes cast against:                  110,212
            Abstentions:                                    10,819

     (2)  Adoption of 1999 Stock Incentive Plan

            Numbers of votes cast for:                   4,625,012
            Number of votes cast against:                  129,486
            Abstentions:                                    18,460
            Broker non-votes:                            1,880,192


Item 6: Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

     Report dated January 14, 1999 reporting acquisition of Columbia House Audiobook Club.

     Report dated February 25, 1999 amending 8-K reporting acquisition of Radio Spirits, Inc.

     Report dated March 16, 1999 amending 8-K reporting acquisition of Columbia House Audiobook Club.

     Report dated April 16, 1999 amending 8-K reporting acquisition of Columbia House Audiobook Club.

     Report dated April 23, 1999 updating the financial statements and pro-forma information provided in Report on Form 8-K reporting acquisition of Columbia House Audiobook Club for incorporation in the Registration Statement on Form S-3.

     Report dated April 27, 1999 amending 8-K reporting acquisition of Columbia House Audiobook Club.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Audio Book Club, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audio Book Club, Inc.



Dated:   May 17, 1999              By:   /s/ Michael Herrick
                                         ---------------------------------------
                                         Michael Herrick
                                         Co-Chief Executive Officer

Dated    May 17, 1999              By:   /s/ John F. Levy
                                         ---------------------------------------
                                         John F. Levy
                                         Chief Financial and Accounting Officer