Form 10QSB
period 1999-06-30
AUDIO BOOK CLUB INC
filed 1999-08-16
CIK 1040973

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject
to such filing requirement for the past 90 days. Yes __X__   No _____

As of August 16, 1999, there were 9,118,920 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes _____   No __X__

                              Audio Book Club, Inc.
                           Quarter ended June 30, 1999
                                   Form 10-QSB

                                      Index

                                                                            Page
PART I:  Financial Information.

Item 1:  Financial Statements.

         Consolidated Balance Sheet at June 30, 1999 (unaudited)              3

         Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998 (unaudited) 4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998 (unaudited)                                   5

         Notes to Financial Statements (unaudited)                            6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          12

PART II: Other Information

Item 1:  Legal Proceedings.                                                  20

Item 2:  Changes in Securities and Use of Proceeds                           20

Item 6:  Exhibits and Reports on Form 8-K.                                   21

         Signatures                                                          22

         Articles of Amendment to Articles of Incorporation                  23

         Financial Data Schedule                                             25

Part I   Financial Information

         Item 1.  Financial Statements

                              AUDIO BOOK CLUB, INC.
                           Consolidated Balance Sheet
                                  June 30, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                        Assets
Current assets:
  Cash and cash equivalents                                            $    594
  Short-term investments to be held to maturity                             100
  Accounts receivable, net of allowances for sales returns and
    doubtful accounts of $3,544                                           6,502
  Inventory                                                               5,876
  Royalty advances                                                        2,810
  Prepaid expenses                                                        1,222
  Deferred member acquisition costs - current                             1,906
                                                                       --------
        Total current assets                                             19,010

Fixed assets, at cost, net of accumulated
  depreciation of $608                                                    1,360
Deferred member acquisition costs - non-current                           2,545
Deferred financing costs                                                  1,574
Prepaid expenses - non-current                                              558
Other intangibles, net                                                   15,042
Goodwill, net                                                            47,363
                                                                       --------
                                                                       $ 87,452
                                                                       ========
             Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                     $  5,876
  Accrued expenses                                                        3,516
  Current portion of long-term debt                                       2,520
                                                                       --------
        Total current liabilities                                        11,912
                                                                       --------
Long-term debt                                                           53,080
                                                                       --------
Commitments and contingencies
  Preferred stock, no par value, authorized 5,000,000 shares; no shares issued and outstanding
  Common stock subject to contingent put                                  4,283
  Common stock; no par value, authorized 75,000,000 shares;
    7,878,920 issued and outstanding                                     41,902
  Contributed capital                                                     2,323
  Accumulated deficit                                                   (26,048)
                                                                       --------
        Total common stockholders' equity                                18,177
                                                                       --------
                                                                       $ 87,452
                                                                       ========

See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  Three months ended       Six months ended
                                                                       June 30,                June 30,
                                                                   1999        1998        1999        1998
                                                                 --------    --------    --------    --------
Sales                                                            $ 12,545    $  5,647    $ 25,372    $ 10,412
Returns, discounts and allowances                                   3,582       1,516       6,480       2,752
                                                                 --------    --------    --------    --------
  Sales, net                                                        8,963       4,131      18,892       7,660
Cost of sales                                                       4,682       2,512       9,308       5,110
                                                                 --------    --------    --------    --------
  Gross profit                                                      4,281       1,619       9,584       2,550
Expenses:
  Advertising and promotion                                         1,611       2,176       3,097       3,685
  General and administrative                                        2,024         536       4,039       1,187
  Depreciation and Amortization                                     1,451           6       2,865          11
                                                                 --------    --------    --------    --------
  Operating loss                                                     (805)     (1,099)       (417)     (2,333)
  Interest (expense) income, net of interest income of $64 and
  $87 for three and six months ended June 30,1999,
  respectively                                                     (1,119)         83      (2,172)        191
                                                                 --------    --------    --------    --------
      Net loss                                                   $ (1,924)   $ (1,016)   $ (2,589)   $ (2,142)
                                                                 ========    ========    ========    ========
      Net loss per share of common stock
        (basic and diluted)                                      $   (.25)   $   (.17)   $   (.35)   $   (.35)
                                                                 ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Six months ended June 30,
                                                                     1999        1998
                                                                   --------    --------
Cash flows from operating activities:
  Net loss                                                         $ (2,589)   $ (2,142)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                     2,865          11
    Amortization of deferred member acquisition costs                   299        --
    Amortization of deferred financing fees                             152        --
    Changes in asset and liability accounts:
      (Increase) in accounts receivable, net                         (1,578)     (1,185)
      (Increase) in inventory                                          (546)       (230)
      (Increase) in prepaid expenses                                   (598)       (455)
      (Increase) decrease in royalty advances                          (563)         34
      (Increase) in deferred member acquisition costs                (4,750)       --
      Increase in accounts payable and accrued expenses               2,863         688
                                                                   --------    --------
             Net cash used in operating activities                   (4,445)     (3,279)
                                                                   --------    --------
Cash flows from investing activities:
  Acquisition of fixed assets and software                             (276)       (533)
  Maturity of short-term investment                                     500       5,140
  Purchase of short-term investment                                    (100)       (500)
  Acquisition of Audio Books Direct                                 (18,799)       --
  Additions to goodwill relating to acquisitions                       (596)       --
                                                                   --------    --------
             Net cash (used in) provided by investing activities    (19,271)      4,107
                                                                   --------    --------
Cash flows from financing activities:
  Increase in borrowings under amended credit agreement              10,750        --
  Net proceeds from issuance of common stock                          8,367        --
  Proceeds from issuance of long-term debt                            4,350        --
  Payments of long-term debt                                         (1,500)       --
  Increase in deferred financing costs                                 (343)       --
  Proceeds from issuance of option                                     --            50
                                                                   --------    --------
             Net cash provided by financing activities               21,624          50
                                                                   --------    --------
Net (decrease) increase in cash and cash equivalents                 (2,092)        878
Cash and cash equivalents at beginning of period                      2,686       3,655
                                                                   --------    --------
Cash and cash equivalents at end of period                         $    594    $  4,533
                                                                   ========    ========

See accompanying notes to consolidated financial statements.

                              AUDIO BOOK CLUB, INC.

                  (Dollars in thousands, except per share data)

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)  Organization

     Audio Book Club, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company markets audiobooks through its membership club, which markets and sells audiobooks via the Internet and by mail order. The Company is also a publisher of audio and video content including classic radio and video programs and markets and sells that content on audio cassettes, CDs and video cassettes via numerous distribution channels including the Internet, catalogues, radio shows, retail and other outlets.

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

     Advertising and Promotional Costs

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Prior to 1999, the Company had expensed these costs as incurred. Beginning in 1999, the Company must capitalize such direct response advertising costs and amortize these costs over the period of future benefit, which has been determined to be 30 months, in accordance with SOP 93-7 because the Company, after five years of operations, now has a sufficient historical pattern of results. The costs are being amortized on a straight-line basis. If the Company had expensed the cost of direct response advertising as incurred, the Company would have reported a net loss of $ 4,798 and $7,040 and a net loss per share of common stock of $.62 and $.95 for the three and six months ended June 30, 1999, respectively. The majority of this loss would have been primarily due to the direct response advertising, which results in an increase of membership in Audio Book Club.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  Acquisition

     On June 15, 1999, a wholly-owned subsidiary of the Company acquired from Doubleday Direct, Inc. ("Doubleday") its business of direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct Club ("Audiobooks Direct"). At the time of the acquisition, Audiobooks Direct was one of the industry's leading direct marketers of audiobooks using a membership club format.

     As part of the acquisition, the Company acquired Audiobooks Direct's total membership file of over 500,000 members as well as some other assets relating exclusively to the Audiobooks Direct Club. The Company also entered into a reciprocal marketing arrangement with Doubleday pursuant to which it received the exclusive rights, with respect to audiobooks, for three years, subject to a one-year extension, at no additional cost and an additional three years, at market rates, to insert its new member acquisition materials into the member mailings of Doubleday's consumer book clubs and Doubleday Select's professional book clubs, as well as rights to distribute its member solicitation packages via direct mail campaigns to the Doubleday and Doubleday Select book club membership lists. Subject to exceptions, we will also be Doubleday's exclusive source for audiobooks.

     In addition, the Company entered into a non-compete agreement whereby Doubleday agreed not to engage in designated activities which compete with the operation of Company's Audio Book Club for five years. Moreover, the Company entered into a transitional services agreement with Doubleday.

     At the time of the acquisition, together with Doubleday, the Company announced the launch of a co-branded website to be coupled with an online cross-marketing and advertising campaign.

     As  consideration  for  the  acquisition  and  the  related   transactions,
including the mailing, non-compete, and transitional services agreements, Doubleday received from the Company cash consideration of $18,615.

     The Company also incurred cash costs and fees of $184 and estimates additional costs and fees of approximately $175. The Company has accounted for the acquisition using the purchase method of accounting. The total purchase price of approximately $18,974 has been allocated on a preliminary basis as follows: royalty advances ($1,286), prepaid expenses ($26), identifiable intangible assets ($5,400, representing customer lists, covenant not to compete and certain agreements acquired in the acquisition) and goodwill ($12,262). Identifiable intangible assets will be amortized over their estimated useful lives (ranging from 3 to 7 years) and goodwill will be amortized over a period not to exceed 20 years.

     The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 and 1998 assume that the acquisition of Doubleday occurred as of January 1, 1998. Additionally, the unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 assumes that the following transactions also occurred as of January 1, 1998:

     (1) The acquisition of Radio Spirits, Inc. ("RSI") on December 14, 1998 and certain assets of an affiliated company, Buffalo Productions, Inc. and a 50% interest in a joint venture owned by the principal of Radio Spirits.

     (2) The acquisition of substantially all of the assets used by Metacom, Inc. in connection with its Adventures in Cassettes ("AIC") business on December 14, 1998.

     (3) The acquisition of substantially all of the assets used by Premier Electronic Laboratories, Inc. ("Premier") in connection with its business of licensing, producing, marketing, and selling classic videos and radio programs on December 14, 1998

     (4) The acquisition of substantially all of the assets used in the audiobook club division of The Columbia House Company ("CH") on December 31, 1998

                                                       1999              1998
                                                       ----              ----

Net sales                                            $ 27,613          $ 27,250
                                                     ========          ========

Net loss                                             $ (4,989)         $ (9,807)
                                                     ========          ========

Loss per share
     (basic and diluted)                             $   (.67)         $  (1.59)
                                                     ========          ========

     (4)  Financings

     In June 1999, in connection with the acquisition of Audiobooks Direct, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement to provide for borrowing of an additional $6,000 as a term advance under the credit agreement and increased the Applicable Margin, as defined, by 1/4 of 1%.

     At June 30, 1999, an aggregate of $37,170 principal amount of indebtedness was outstanding under the credit agreement. The principal amount outstanding under the term advance is payable in quarterly installments commencing on September 30, 1999 through December 31, 2003 as follows: a quarterly payment of $330 for each of the next two quarters, four quarterly payments of $930 in the year 2000, four quarterly payments of $1,550 in the year 2001, four quarterly payments of $2,170 in the year 2002 and four quarterly payments of $2,790 during 2003. At August 16, 1999, indebtedness outstanding under the credit agreement was $28,633.

     In connection with the additional loan in June 1999, the Company granted the lenders three-year warrants to purchase up to 119,546 shares of the Company's common stock at an exercise price of $14.25, subject to adjustment. The warrants have been valued at $2.63 using the Black-Scholes valuation model and have been included in deferred financing costs.

     In June 1999, the Company borrowed $4,350 from Norton Herrick, Chairman of the Board and Co-Chief Executive Officer, by issuing a 9% bridge convertible senior subordinated promissory note due December 14, 2004. In a separate letter agreement, the Company agreed, subject to shareholder approval, that if the Company refinanced or replaced this note with debt or equity financing provided by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, the Company will issue to Mr. Herrick warrants to purchase an additional 125,000 shares of common stock at $12 per share, which warrants shall also be identical to the warrants issued to him in connection with the initial note issued to Mr. Herrick in December 1998. Subsequent to June 30, 1999, this promissory note was repaid. See footnote (8) below.

(5)  Stockholders' Equity and Stock Options and Warrants

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

     In April 1999, the Company sold 750,000 shares of its common stock for gross proceeds of $8,250 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933.

     In April 1999, the Company formed a Technology Advisory Board ("Advisory Board") to further enhance its Internet strategy. The Advisory Board consists of five members. The Advisory Board will work with the Company to increase its online business and its strategic alliances on the Internet.

     In June 1999, the Company sold 50,000 shares of its common stock for gross proceeds of $550 to three "qualified institutional buyers" as such term is defined in Rule 144A of the Securities Act of 1933.

     In addition to 119,546 warrants granted in connection with the financing described in footnote (4) above, during the six months ended June 30, 1999, the Company granted both plan and non-plan options and warrants to purchase a total of 1,185,100 shares of the Company's common stock to officers, directors, Advisory Board members, employees and consultants. The options and warrants vest at various times and have exercise periods of five and ten years. Exercise prices range from $8.00 to $13.1875 per share except for 8,000 warrants which have an exercise price of $.10 per share. In addition, the Company canceled five-year options to purchase a total of 11,800 shares of the Company's common stock.

(6)  Net Loss Per Share of Common Stock

     The weighted average number of common shares used in the net loss per share computations for the three and six months ended June 30, 1999 were 7,762,986 and 7,418,699, respectively and 6,153,920 for the comparable periods of the prior year.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 5,834,217 at June 30, 1999 and 945,600 at June 30, 1998. Included in the June 30, 1999 common share equivalents are 1,258,427 shares assuming the conversion of a $14,000 9% convertible senior subordinated promissory note.


(7)  Supplemental Cash Flow Information

     In March 1998, the Company granted options to purchase 21,600 shares of the Company's Common Stock at $4.40 per share to a company as compensation for the costs incurred in transferring to the Company the toll free phone numbers, (800) AUDIOBOOK and (888) AUDIOBOOK. Such options were immediately vested and exercisable and have a five-year term. The Company has recorded an asset in the amount of $54, the negotiated cost of transferring the phone numbers and is amortizing the asset over six years.

     During the six months ended June 30, 1999, 8,000 of the options and warrants granted were granted to an officer of the Company below the current market price at the date of grant. These options have been valued at $7.16 each using the Black-Scholes valuation model and have been included in prepaid expenses and are being amortized over the term of the related employment agreement.

     Included in the total options and warrants granted during the six months ended June 30, 1999 were options and warrants granted to the Internet Advisory Board members. These options were valued at $113 using the Black-Scholes valuation model and have been included in prepaid expenses and are being amortized over the period of service.

     Included in the total options and warrants granted during the six months ended June 30, 1999 were warrants granted to a law firm as partial payment for legal services provided in connection with the Company's various acquisitions. The warrants have been valued at $2.46 each using the Black-Scholes valuation model and have been included in the cost of the acquisitions.

     Cash paid for interest expense was $2,176 for the six months ended June 30, 1999.

(8)  Subsequent Events

     In July 1999, the Company sold 540,000 shares of its common stock for gross proceeds of $7,020 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933.

     In July 1999, the Company repaid the $4,350 9% bridge convertible senior subordinated promissory note due December 31, 2004 to Norton Herrick and issued him warrants, subject to shareholder approval, to purchase 125,000 shares of common stock at $12 per share.

     Subsequent to June 30, 1999, the Company granted options to purchase 70,500 shares of the Company's common stock to an officer, employees and consultants at exercise prices ranging from $12 1/2 to $13 1/2. The options have an exercise period of five years and vest over various periods.

     In August 1999, Norton Herrick, Chairman of the Board and Co-Chief Executive Officer sold $5,000 of the original $14,000 9% convertible senior subordinated promissory note due December 31, 2004 issued to him in December 1998 in connection with various acquisitions by the Company to ABC Investment, L.L.C., an unaffiliated third party. The $5,000 promissory note has substantially the same terms and conditions as the original promissory note.

     In August 1999, the Company sold 700,000 shares of its common stock for gross proceeds of $9,100 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933. Fees associated with the transaction were $273 and were paid to an unaffiliated third party.

     In August 1999, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement whereby certain covenants under the agreement were adjusted as a result of recent acquisition activity and sales of common stock. In connection therewith the Company paid a fee of $290.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

     Introduction

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this
Quarterly Report are forward looking statements that involve risks and uncertainties, including but not limited to, the Company's ability to successfully implement a strategy of continued growth and other risks described in the Company's Registration Statement on Form S-3. The Company's actual results may differ materially from the results discussed in any forward-looking statement.

     Audio Book Club, Inc. (the "Company") markets audiobooks through its membership club, which markets and sells audiobooks via the Internet and by mail order. The Company is also a publisher of audio and video content including classic radio and video programs and markets and sells that content on audio cassettes, CDs and video cassettes via numerous distribution channels including the Internet, catalogues, radio shows, retail and other outlets.

     On July 23, 1999, MediaBay.com, the Company's media portal and e-commerce site was launched simultaneously with its Woodstock 99 official webcast broadcast. MediaBay.com offers visitors a single location for the entertainment features of leading content-driven websites and the product selection and service of great commerce-driven sites. The MediaBay.com network of websites includes www.audiobookclub.com, www.audiobook.com, www.radiospirits.com, www.videoyesteryear.com and www.downloadbay.com.

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

     The Company has aggressively pursued marketing opportunities on the Internet by entering into advertising arrangements with respect to audiobooks with various Internet companies such as Microsoft Corporation (for its MSNBC website, MSN.com portal, Hot Mail and web TV services and link exchange property), Broadcast.com, Inc. and Mail.com. The Company's Internet web site offers visitors the opportunity to become club members, and offers club members and visitors the opportunity to execute club transactions online and locate and sample thousands of audiobook selections.

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

     On June 15, 1999, a wholly-owned subsidiary of the Company acquired from Doubleday Direct, Inc. ("Doubleday") its business of direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct Club ("Audiobooks Direct"). At the time of the acquisition, Audiobooks Direct was one of the industry's leading direct marketers of audiobooks using a membership club format.

     As part of the acquisition, the Company acquired Audiobooks Direct's total membership file of over 500,000 members as well as some other assets relating exclusively to the Audiobooks Direct Club. The Company also entered into a reciprocal marketing arrangement with Doubleday pursuant to which it received the exclusive rights, with respect to audiobooks, for three years, subject to a one-year extension, at no additional cost and an additional three years, at market rates, to insert its new member acquisition materials into the member mailings of Doubleday's consumer book clubs and Doubleday Select's professional book clubs, as well as rights to distribute its member solicitation packages via direct mail campaigns to the Doubleday and Doubleday Select book club membership lists. Subject to exceptions, we will also be Doubleday's exclusive source for audiobooks.

     In addition, the Company entered into a non-compete agreement whereby Doubleday agreed not to engage in designated activities which compete with the operation of Company's Audio Book Club for five years. Moreover, the Company entered into a transitional services agreement with Doubleday.

     At the time of the acquisition, together with Doubleday, the Company announced the launch of a co-branded website to be coupled with an online cross-marketing and advertising campaign. As part of the agreement, the companies will also cross promote the other's services through animated links and banners to be located on their respective websites, including www.doubledaybookclub.com and www.literaryguild.com and Audio Book Club's www.audiobookclub.com site.

     Additionally, the Company entered into a fulfillment agreement whereby the Company will move all of its fulfillment operations currently performed by outside third parties to Doubleday's book fulfillment center. The Company anticipates this move to occur during the fourth quarter of 1999 and also anticipates a reduction in fulfillment costs once fully integrated into the Doubleday center

     As consideration for the acquisition and the related transactions, including the mailing, non-compete, and transitional services agreements, Doubleday received from the Company cash consideration of $18,615. The Company also incurred cash costs and fees of $184 and estimates additional costs and fees of approximately $175.

     Results of Operations

(Dollars in thousands except per share data)

     Three  Months  Ended June 30, 1999  Compared to Three Months Ended June 30,
     1998

     Gross sales for the three months ended June 30, 1999 were $12,545, an increase of $6,898 or 122.2% as compared to $5,647 for the three months ended June 30, 1998. The increase in gross sales was primarily attributable to (1) increased sales of audiobooks resulting from the continued expansion of the Company's membership base, (2) sales from the CH audiobook club for the full three months ended June 30, 1999, (3) sales from RSI, AIC and Premier (Collectively, the "Radio Group"), and (4) the inclusion of sales from Audiobooks Direct since its acquisition on June 15, 1999.

     Returns, discounts and allowances for the three months ended June 30, 1999 were $3,582 or 28.6% of gross sales as compared to $1,516 or 26.8% of gross sales for the prior comparable period. The increase in returns as a percentage of gross sales is primarily due to increased returns at the Audio Book Club, partially offset by the historically lower return rates from the Radio Group and the CH audiobook club. The increase in returns, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the three months ended June 30, 1999 increased $4,832 or 117.0% to $8,963.

     Cost of sales for the three months ended June 30, 1999 increased $2,170 to $4,682 from $2,512 in the prior comparable period. Gross profit increased $2,662 to $4,281 for the three months ended June 30, 1999 from $1,619 in the prior comparable period. Gross profit as a percentage of net sales increased to 47.8% from 39.2% due to improvement in the price being paid by the Company for product for the audiobook clubs, better fulfillment arrangements and higher gross profit as a percentage of net sales at the Radio Group.

     Advertising and promotion expenses (for acquisition and retention of members) decreased $565 or 26.0% to $1,611, for the three months ended June 30, 1999 as compared to $2,176 in the prior comparable period. The decrease is due to the capitalization of direct response advertising in the three months ended June 30, 1999, partially offset by higher non-capitalized advertising expenses resulting from an increase in audio book club membership through continued expansion and acquisition and the acquisition of the Radio Group.

     General and administrative expenses for the three months ended June 30, 1999 increased $1,488 to $2,024 from $536 for the three months ended June 30, 1998. General and administrative expense increases are principally attributable to the acquisition and integration of the Radio Group including its personnel and facilities, increased bad debt expenses as a result of sales increases and increased personnel and related costs as the Company continues to grow and bring services previously performed by outside vendors inside as opportunities present themselves to reduce costs. The Company did not employ any personnel from the CH audiobook club or from Audiobooks Direct.

     Depreciation and amortization expenses for the three months ended June 30, 1999 were $1,451, an increase of $1,445, as compared to $6 for the prior comparable period. The increase in depreciation expense relates to the acquisition of fixed assets in the Radio Group acquisitions and the depreciation of Internet development costs. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's various acquisitions.

     Net interest expense for the three months ended June 30, 1999 was $1,119 as compared to net interest income of $83 for the three months ended June 30, 1998. The interest expense in 1999 is attributable to debt incurred in connection with the Company's various acquisitions.

     Primarily due to increased gross sales of $6,898, improvements in gross profit as a percentage of net sales and the capitalization of direct response advertising, the Company's earnings before interest, taxes, depreciation and amortization, ("EBITDA") increased $1,739 to $646 for the three months ended June 30, 1999. Net loss for the three months ended June 30, 1999 was $1,924 or $.25 per share of common stock as compared to a net loss of $1,016 or $.17 per share of common stock for the three months ended June 30, 1998. The increase was primarily attributable to increase interest expense and amortization of goodwill and other intangibles in connection with the Company's various acquisitions.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Gross sales for the six months ended June 30, 1999 were $25,372 an increase of $14,960 or 143.7%, as compared to $10,412 for the six months ended June 30, 1998. The increase in gross sales was primarily attributable to (1) increased sales of audiobooks resulting from the continued expansion of the Company's membership base, (2) sales from the CH audiobook club for the full six months ended June 30, 1999, (3) sales from RSI, AIC and Premier (collectively, the "Radio Group"), and (4) the inclusion of sales from Audiobooks Direct since its acquisition on June 15,1999.

     Returns, discounts and allowances for the six months ended June 30, 1999 were $6,480 or 25.5% of gross sales as compared to $2,752 or 26.4% of gross sales for the prior comparable period. The decrease in returns as a percentage of gross sales is due to historically lower return rates from the Radio Group and the CH audiobook club partially offset by an increase in returns at the Audio Book Club for the six month period ended June 30, 1999. The increase in returns, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the six months ended June 30, 1999 increased $11,232 or 146.6% to $18,892.

     Cost of sales for the six months ended June 30, 1999 increased $4,198 to $9,308 from $5,110 in the prior comparable period. Gross profit increased $7,034 to $9,584 for the six months ended June 30, 1999 from $2,550 in the prior comparable period. Gross profit as a percentage of net sales increased to 50.7% from 33.3% due to improvement in the price being paid by the Company for product for the audiobook clubs, better fulfillment arrangements and higher gross profit as a percentage of net sales at the Radio Group.

     Advertising and promotion expenses (for acquisition and retention of members) decreased $588 or 16.0% to $ 3,097, for the six months ended June 30, 1999 as compared to $3,685 in the prior comparable period. The decrease is due to the capitalization of direct response advertising in the six months ended June 30, 1999 partially offset by higher non-capitalized advertising expenses resulting from an increase in Audio Book Club membership through continued expansion and acquisition and the acquisition of the Radio Group.

     General and administrative expenses for the six months ended June 30, 1999 increased $2,852 to $ 4,039 from $1,187 for the six months ended June 30, 1998. General and administrative expense increases are principally attributable to the acquisition and integration of the Radio Group including its personnel and facilities, increased bad debt expenses as a result of sales increases and increased personnel and related costs as the Company continues to grow and bring services previously performed by outside vendors inside as opportunities present themselves to reduce costs. The Company did not employ any personnel from the CH Audiobook Club or from Audiobooks Direct.

     Depreciation and amortization expenses for the six months ended June 30, 1999 were $2,865, an increase of $2,854, as compared to $11 for the prior comparable period. The increase in depreciation expense relates to the acquisition of fixed assets in the Radio Group acquisitions and the depreciation of Internet development costs. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's various acquisitions.

     Net interest expense for the six months ended June 30, 1999 was $2,172 as compared to net interest income of $191 for the six months ended June 30, 1998. The interest expense in 1999 is attributable to debt incurred in connection with the Company's various acquisitions.

     Primarily due to increased gross sales of $14,960, improvements in gross profit as a percentage of net sales and the capitalization of direct response advertising, the Company's EBITDA increased $4,770 to $2,448 for the six months ended June 30, 1999. Net loss for the six months ended June 30, 1999 was $2,589 or $.35 per share of common stock as compared to a net loss of $2,142 or $.35 per share of common stock for the six months ended June 30, 1998. The increase in net loss was primarily attributable to increased interest expense and amortization of goodwill and other intangibles in connection with the Company's various acquisitions.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant due to, among other things, expansion of working capital, costs associated with direct mail campaigns, other new member recruitment advertising and promotion and brand building, expanding and maintaining an Internet web site and an Internet media portal.

Historically, the Company's cash requirements have exceeded cash flows from operations.

     For the six months ended June 30, 1999, the Company's cash decreased by $2,092 as the Company used net cash of $4,445 and $19,271 for operating and investing activities, respectively, and had cash provided by financing activities of $21,624. During the six months ended June 30, 1998, the Company's cash increased $878, as the Company used net cash of $3,279 for operating activities and had cash provided by investing and financing activities of $4,107 and $50, respectively.

     For the six months ended June 30, 1999, net cash used in operations principally consisted of the net loss of $2,589, increases in accounts receivable of $1,578, increases in prepaid expenses of $598, increases in deferred member acquisition costs of $4,750 offset by an increase in accounts payable and accrued expenses of $2,863. Net cash used in operations was partially offset by depreciation and amortization expenses of $3,316 included in the net loss.

     The increase in accounts receivable during the six months ended June 30, 1999 is principally due to higher sales. The increase in prepaid expenses is principally attributable to payments made as part of an Internet advertising agreement, which is being expensed over the life of the agreement. Deferred member acquisition costs relate to the Company's method of accounting for direct response advertising as described above. The increase in accounts payable and accrued expenses was primarily attributable to timing of vendor payments and invoicing. Subsequent to June 30, 1999 this increase has been significantly reduced.

     For the six months ended June 30, 1998, the cash used in operating activities consisted of, in addition to the net loss of $2,142, increases in accounts receivable and prepaid expenses of $1,185 and $455, respectively, offset by an increase in accounts payable and accrued expenses of $688.

     Cash used in investing activities for the six months ended June 30, 1999 was primarily attributable to the acquisition of Audiobooks Direct.

     For the six months ended June 30, 1999, net cash provided by financing activities consisted of increased borrowings under the Company's credit agreement, as amended, for the acquisition of Audiobooks Direct described above, proceeds from the sales of common stock as described above, and the issuance of a related party subordinated note in connection with the acquisition of Audiobooks Direct as described above. These increases were partially offset by principal payments on the Company's long-term bank debt and a payment on the previous related party subordinated loan.

     In April 1999, the Company completed the sale 750,000 shares of common stock to Quantum Partners, LDC, a fund advised by Soros Fund Management, LLC. The Company received total proceeds of $8,250.

     In June 1999, in connection with the acquisition of Audiobooks Direct, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement to provide for borrowing of an additional $6,000 as a term advance under the credit agreement and increased the Applicable Margin, as defined, by 1/4 of 1%.

     At June 30, 1999, an aggregate of $37,170 principal amount of indebtedness was outstanding under the credit agreement. The principal amount outstanding under the term advance is payable in quarterly installments commencing on September 30, 1999 through December 31, 2003 as follows: a quarterly payment of $330 for each of the next two quarters, four quarterly payments of $930 in the year 2000, four quarterly payments of $1,550 in the year 2001, four quarterly payments of $2,170 in the year 2002 and four quarterly payments of 2,790 during 2003. At August 16, 1999, indebtedness outstanding under the credit agreement was $28,633.

     In connection with the additional loan in June 1999, the Company granted the lenders three-year warrants to purchase up to 119,546 shares of the Company's common stock at an exercise price of $14.25, subject to adjustment.

     In June 1999, the Company borrowed $4,350 from Norton Herrick, Chairman of the Board and Co-Chief Executive Officer, by issuing a 9% bridge convertible senior subordinated promissory note due December 14, 2004. In a separate letter agreement, the Company agreed, subject to shareholder approval, that if the Company refinanced or replaced this note with debt or equity financing provided by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, the Company will issue to Mr. Herrick warrants to purchase an additional 125,000 shares of common stock at $12 per share, which warrants shall also be identical to the warrants issued to him in connection with the initial note issued to Mr. Herrick. Subsequent to June 30, 1999, this promissory note was repaid. See below.

     In June 1999, the Company sold 50,000 shares of its common stock for gross proceeds of $550 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933.

     In July 1999, the Company sold 540,000 shares of its common stock for gross proceeds of $7,020 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933.

     In July 1999, the Company repaid the $4,350 9% bridge convertible senior subordinated promissory note due December 31, 2004 to Norton Herrick and issued him warrants, subject to shareholder approval, to purchase 125,000 shares of common stock at $12 per share.

     In August 1999, Norton Herrick, Chairman of the Board and Co-Chief Executive Officer sold $5,000 of the original $14,000 9% convertible senior subordinated promissory note due December 31, 2004 issued to him in December, 1998 in connection with various acquisitions by the Company to ABC Investment, L.L.C., an unaffiliated third party. The $5,000 promissory note has substantially the same terms and conditions as the original promissory note.

     In August 1999, the Company sold 700,000 shares of its common stock for gross proceeds of $9,100 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933. Fees associated with the transaction were $273 and were paid to an unaffiliated third party.

In August 1999, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement whereby certain covenants under the agreement were adjusted as a result of recent acquisition activity and sales of common stock. In connection therewith the Company paid a fee of $290.

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

     Item 2. Changes in Securities and Use of Proceeds.

     In April 1999, the Company completed the sale of 750,000 shares of common stock to Quantum Partners, LDC, a fund advised by Soros Fund Management, LLC. The Company received total proceeds of $8,250. The proceeds were used to finance, in part, the acquisition of Audiobooks Direct.

     In June 1999, the Company sold 50,000 shares of its common stock for gross proceeds of $550 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933. The proceeds were used for general corporate purposes.

     In June 1999, in connection with the additional bank loan to partly finance the Audiobooks Direct acquisition, the Company granted the lenders three-year warrants to purchase up to 119,546 shares of the Company's common stock at an exercise price of $14.25 per share, subject to adjustment.

     In addition to 119,546 warrants granted in connection with the financing mentioned above, during the three months ended June 30,1999, the Company granted both plan and non-plan options and warrants to purchase a total of 925,500 shares of the Company's common stock to an officer, a director, Advisory Board members, employees and consultants. The options and warrants vest at various times and have a exercise periods of five and ten years years. Exercise prices range from $10.00 to $13.1875 per share. In addition, the Company canceled five-year options to purchase a total of 11,800 shares of the Company's common stock.

Item 6: Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 3.1 Articles of Amendment to Articles of Incorporation of Audio Book Club, Inc.

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

     (i) Report dated April 16, 1999 amending 8-K reporting acquisition of Columbia House Audiobook Club.

     (ii) Report dated April 23, 1999 updating the financial statements and pro-forma information provided in Report on Form 8-K reporting acquisition of Columbia House Audiobook Club for incorporation in the Registration Statement on Form S-3.

     (iii) Report dated April 27, 1999 amending 8-K reporting acquisition of Columbia House Audiobook Club.

     (iv) Report dated June 29, 1999 reporting the acquisition from Doubleday Direct, Inc. its Audiobooks Direct Club.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Audio Book Club, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audio Book Club, Inc.


Dated: August 16, 1999                  By:  /s/ Michael Herrick
                                             ----------------------------------
                                             Michael Herrick
                                             Co-Chief Executive Officer


Dated August 16, 1999                   By:  /s/ John F. Levy
                                             ----------------------------------
                                             John F. Levy
                                             Chief Financial and
                                             Accounting Officer