Form 10QSB
period 1999-09-30
MEDIABAY INC
filed 1999-11-15
CIK 1040973

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to ________

                         Commission file number 1-13469

                                 MediaBay, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         Florida                                                 65-0429858
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employment
 incorporation or organization)                              Identification No.)

2295 Corporate Blvd., N.W., Suite 222, Boca Raton, Florida              33431
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code:                  (561) 241-1426
-----------------------------------------------                  --------------

                              Audio Book Club, Inc
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  _X_    No___

As of November 8, 1999, there were 9,158,497 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ___     No _X_

                                 MediaBay, Inc.
                        Quarter ended September 30, 1999
                                   Form 10-QSB

                                      Index
                                                                            Page
                                                                            ----
PART I:  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheet at September 30, 1999 (unaudited)         3

         Consolidated  Statements of Operations  for the three and nine
         months ended September 30, 1999 and 1998 (unaudited)                 4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and 1998 (unaudited)                              5

         Notes to Financial Statements (unaudited)                            6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

PART II: Other Information

Item 1:  Legal Proceedings                                                    19

Item 2:  Changes in Securities and Use of Proceeds                            19

Item 4:  Submission of Matters to a Vote of Security Holders                  20

Item 6:  Exhibits and Reports on Form 8-K                                     20

         Signatures                                                           21

         Financial Data Schedule                                              22

Part I:           Financial Information
         Item 1:  Financial Statements

                                 MEDIABAY, INC.
                           Consolidated Balance Sheet
                               September 30, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                     Assets
Current assets:
    Cash and cash equivalents                                                     $    865
    Short-term investments to be held to maturity                                      100
    Accounts receivable, net of allowances for sales returns and doubtful
        accounts of $3,983                                                           6,874
    Inventory                                                                        5,564
    Royalty advances                                                                 3,414
    Prepaid expenses                                                                 1,787
    Deferred member acquisition costs - current                                      2,945
                                                                                  --------
         Total current assets                                                       21,549

Fixed assets, at cost, net of accumulated
          depreciation of $744                                                       1,349
Deferred member acquisition costs - non-current                                      3,585
Deferred financing costs                                                             1,814
Prepaid expenses - non-current                                                         233
Other intangibles, net                                                              13,779
Goodwill, net                                                                       47,008
                                                                                  --------
                                                                                  $ 89,317
                                                                                  ========
                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                              $  4,939
    Accrued expenses                                                                 5,754
    Current portion of long-term debt                                                3,120
                                                                                  --------
         Total current liabilities                                                  13,813
                                                                                  --------
Long-term debt                                                                      39,313
                                                                                  --------
Commitments and contingencies
    Preferred  stock, no par  value, authorized 5,000,000 shares; no shares issued and outstanding
    Common stock subject to contingent put                                           4,283
    Common stock; no par value, authorized 75,000,000 shares;  9,136,897 issued
        and outstanding                                                             57,576
    Contributed capital                                                              2,323
    Accumulated deficit                                                            (27,991)
                                                                                  --------
         Total common stockholders' equity                                          31,908
                                                                                  --------
                                                                                  $ 89,317
                                                                                  ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                     Three months ended      Nine months ended
                                                                        September 30,          September 30,
                                                                      1999        1998        1999        1998
                                                                    --------    --------    --------    --------
Sales                                                               $ 16,614    $  5,778    $ 41,986    $ 16,190
Returns, discounts and allowances                                      4,817       1,903      11,297       4,655
                                                                    --------    --------    --------    --------
     Sales, net                                                       11,797       3,875      30,689      11,535
Cost of sales                                                          5,729       2,448      15,037       7,558
                                                                    --------    --------    --------    --------
     Gross profit                                                      6,068       1,427      15,652       3,977
Expenses:
     Advertising and promotion                                         2,259       2,423       5,356       6,108
     General and administrative                                        2,565         691       6,604       1,878
     Depreciation and Amortization                                     1,997         222       4,862         233
                                                                    --------    --------    --------    --------
     Operating loss                                                     (753)     (1,909)     (1,170)     (4,242)
     Interest (expense) income, net of interest income of $31 and
     $118 for three and nine months ended September 30,1999,
     respectively                                                     (1,190)         58      (3,362)        249
                                                                    --------    --------    --------    --------
         Net loss                                                   $ (1,943)   $ (1,851)   $ (4,532)   $ (3,993)
                                                                    ========    ========    ========    ========
         Net loss per share of common stock
              (basic and diluted)                                   $   (.22)   $   (.30)   $   (.57)   $   (.65)
                                                                    ========    ========    ========    ========



See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                 1999        1998
                                                                               --------    --------
Cash flows from operating activities:
    Net loss                                                                   $ (4,532)   $ (3,993)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                             4,862         233
        Amortization of deferred member acquisition costs                           807        --
        Amortization of deferred financing fees                                     273        --
        Changes in asset and liability accounts:
           Increase in accounts receivable, net                                  (1,951)     (1,373)
           Increase in inventory                                                   (234)       (242)
           Increase in prepaid expenses                                            (811)       (582)
           Increase in royalty advances                                          (1,167)       (407)
           Increase in deferred member acquisition costs                         (7,337)       --
           Increase in accounts payable and accrued expenses                      4,288       1,049
                                                                               --------    --------
                  Net cash used in operating activities                          (5,802)     (5,315)
                                                                               --------    --------
Cash flows from investing activities:
        Acquisition of fixed assets, software and Internet
           development costs                                                       (404)       (788)
        Maturity of short-term investment                                           500       5,135
        Purchase of short-term investment                                          (100)       (500)
        Acquisition of Audiobooks Direct                                        (18,875)       --
        Additions to goodwill relating to acquisitions                             (850)       --
                                                                               --------    --------
                  Net cash (used in) provided by investing activities           (19,729)      3,847
                                                                               --------    --------
Cash flows from financing activities:
        Increase in borrowings under amended credit agreement                    11,080        --
        Net proceeds from issuance of common stock                               23,840        --
        Proceeds from issuance of long-term debt                                  4,350        --
        Payments of long-term debt                                              (14,797)       --
        Increase in deferred financing costs                                       (763)       --
        Proceeds from issuance of options                                          --            75
                                                                               --------    --------
                  Net cash provided by financing activities                      23,710          75
                                                                               --------    --------
Net decrease in cash and cash equivalents                                        (1,821)     (1,393)
Cash and cash equivalents at beginning of period                                  2,686       3,655
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $    865    $  2,262
                                                                               ========    ========




See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                  (Dollars in thousands, except per share data)

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)  Organization

     MediaBay, Inc. (formerly Audio Book Club, Inc.) (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a leading marketer of premium spoken word content, including audiobooks and old time radio and classic video programs. The Company markets audiobooks primarily through its Audio Book Club, the largest membership-based club of its kind. Our old time radio and classic video programs are marketed through direct-mail catalogues and, on a wholesale basis, to major retailers. All of the Company's products are also available for purchase over the Internet through its content-rich media portal at MediaBay.com and its community of sites, including audiobookclub.com, audiobook.com, radiospirits.com, videoyesteryear. com and downloadbay.com.

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

     Advertising and Promotional Costs

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Prior to 1999, the Company had expensed these costs as incurred. Beginning in 1999, the Company must capitalize such direct response advertising costs and amortize these costs over the period of future benefit, which has been determined to be 30 months, in accordance with SOP 93-7 because the Company, after five years of operations, now has a sufficient historical pattern of results. The costs are being amortized on a straight-line basis. If the Company had expensed the cost of direct response advertising, which resulted in new members in the Company's Audio Book Club who will generate revenue in the future, as incurred contrary to SOP 93-7, the Company would have reported a net loss of $ 4,022 and $11,062 and a net loss per share of common stock of $.46 and $1.40 for the three and nine months ended September 30, 1999, respectively. The majority of this loss would have been primarily due to the direct response advertising, which resulted in new members in the Company's Audio Book Club who will generate revenue in the future, amortization of goodwill and other intangibles of $1,858 and $4,479 and net interest expense of $1,190 and $3,362 for the three and nine months ended September 30, 1999, respectively, in connection with the Company's various acquisitions.

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

     In addition, the Company entered into a non-compete agreement whereby Doubleday agreed not to engage in designated activities which compete with the operation of the Company's Audio Book Club for five years. Moreover, the Company entered into a transitional services agreement with Doubleday.

     At the time of the acquisition, together with Doubleday, the Company announced the launch of a co-branded website to be coupled with an online cross-marketing and advertising campaign. The website at bestbookclubs.com was launched on September 15, 1999.

     As  consideration  for  the  acquisition  and  the  related   transactions,
including the mailing, non-compete, and transitional services agreements, Doubleday received from the Company cash consideration of $18,615.

     The Company also incurred cash costs and fees of $320 and estimates additional costs and fees of approximately $115. The Company has accounted for the acquisition using the purchase method of accounting. The total purchase price of approximately $19,050 has been allocated on a preliminary basis as follows: royalty advances ($1,286), identifiable intangible assets ($5,400, representing customer lists, covenant not to compete and certain agreements acquired in the acquisition) and goodwill ($12,364). Identifiable intangible assets will be amortized over their estimated useful lives (ranging from 3 to 5 years) and goodwill will be amortized over a period not to exceed 20 years.

     The following unaudited combined pro forma results of operations for the nine months ended September 30, 1999 and 1998 assume that the acquisition of Doubleday occurred as of January 1, 1998. Additionally, the unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 assumes that the following transactions also occurred as of January 1, 1998:

     (1) The acquisitions of Radio Spirits, Inc., certain assets of an affiliated company, Buffalo Productions, Inc. and a 50% interest in a joint venture owned by the sole shareholder of Radio Spirits on December 14, 1998.

     (2) The acquisition of substantially all of the assets used by Metacom, Inc. in connection with its Adventures in Cassettes business on December 14, 1998.

     (3) The acquisition of substantially all of the assets used by Premier Electronic Laboratories, Inc. in connection with its business of producing, marketing, and selling old time radio and classic videos programs on December 14, 1998

     (4) The acquisition of substantially all of the assets used by The Columbia House Company in its Audio Book Club on December 31, 1998.

                                                        Nine Months Ended
                                                       September 30, 1999
                                                    -------------------------
                                                      1999             1998
                                                    -------          --------
Net sales                                           $39,410          $ 41,122
                                                    =======          ========
Net loss                                            $(7,181)         $(15,969)
                                                    =======          ========
Loss per share
     (basic and diluted)                            $  (.91)         $  (2.26)
                                                    =======          ========

(4)  Financings

     In June 1999, in connection with the acquisition of Audiobooks Direct, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement to provide for an additional $6,000 of term loans. The interest rate under the credit agreement is currently 3.75% above LIBOR and interest is payable at the expiration of the respective LIBOR contracts.

     At September 30, 1999, an aggregate of $28,633 principal amount of indebtedness was outstanding under the credit agreement, $21,553 as a term loan and $7,080 under a revolving line of credit. The principal amount outstanding under the term advance is payable in quarterly installments as follows: a quarterly payment of $330 on December 31, 1999, four quarterly payments of $930 in the year 2000, four quarterly payments of $1,550 in the year 2001, four quarterly payments of $2,170 in the year 2002 and the balance on due on March 31, 2003.

     In connection with the additional loan in June 1999, the Company granted the lenders three-year warrants to purchase up to 119,941 shares of the Company's common stock at an exercise price of $14.20, subject to adjustment. The warrants have been valued at $2.63 using the Black-Scholes valuation model and have been included in deferred financing costs.

     The Company also obtained a portion of the financing for the acquisition of Audio Books Direct by borrowing $4,350 from Norton Herrick, Chairman of the Board and Co-Chief Executive Officer, under a bridge convertible senior subordinated promissory note. In a separate letter agreement, the Company agreed, that if the Company refinanced or replaced this note with debt or equity financing provided by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, the Company would issue to Mr. Herrick warrants to purchase an additional 125,000 shares of common stock at $8.41 per share, which warrants will also be identical to the warrants issued to him in connection with the initial note issued to Mr. Herrick in December 1998. In July 1999, this promissory note was repaid and the warrants were issued upon receipt of stockholder approval in September 1999.

     As a result of recent acquisition activity and sales of common stock, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement whereby certain covenants under the agreement were adjusted. In connection therewith the Company paid legal expenses and fees of $317.

     In August 1999, Norton Herrick, Chairman of the Board and Co-Chief Executive Officer sold $5,000 of the remaining $14,000 9% convertible senior subordinated promissory note due December 31, 2004 issued to him in December 1998 in connection with various acquisitions by the Company to ABC Investment, L.L.C., an unaffiliated third party. The $5,000 promissory note has substantially the same terms and conditions as the original promissory note bearing interest at 9% per annum and convertible at $11.125 per share.

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

     In April and June 1999, the Company sold 800,000 shares of its common stock for gross proceeds of $8,800 to qualified institutional buyers as such term is defined in Rule 144A of the Securities Act of 1933.

     In July and August 1999, the Company sold 1,240,000 shares of its common stock for gross proceeds of $16,120 to qualified institutional buyers as such term is defined in Rule 144A of the Securities Act of 1933. Fees paid to an unaffiliated third party in connection with the August 1999 sale were $273.

     In addition to 244,941 warrants granted in connection with the various financings described in footnote (4) above, during the nine months ended September 30, 1999, the Company granted both plan and non-plan options and warrants to purchase a total of 1,478,050 shares of the Company's common stock to officers, directors, Advisory Board members, employees and consultants. The options and warrants vest at various times and have exercise periods of five and ten years. Exercise prices range from $8.00 to $13.50 per share except for 8,000 warrants which have an exercise price of $.10 per share. In addition, the Company canceled five-year options to purchase a total of 29,500 shares of the Company's common stock.

(6)  Net Loss Per Share of Common Stock

     The weighted average number of common shares used in the net loss per share computations for the three and nine months ended September 30, 1999 were 8,794,455 and 7,882,324, respectively and 6,153,920 for each of the comparable periods of the prior year.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 6,212,290 at September 30, 1999 and 1,742,100 at September 30, 1998. Included in the September 30, 1999 common share equivalents are 1,240,450 shares assuming the conversion of $13,800 in convertible senior subordinated promissory notes.

(7)  Supplemental Cash Flow Information

     In March 1998, the Company granted options to purchase 21,600 shares of the Company's common stock at $4.40 per share to a company as compensation for the costs incurred in transferring to the Company the toll free phone numbers, (800) AUDIOBOOK and (888) AUDIOBOOK. Such options were immediately vested and exercisable and have a five-year term. The Company has recorded an asset in the amount of $54, the negotiated cost of transferring the phone numbers and is amortizing the asset over six years. Subsequent to September 30, 1999 these options were exercised yielding proceeds of $95.

     During the nine months ended September 30, 1999, 8,000 of the options and warrants granted were granted to an officer of the Company below the current market price at the date of grant. These options have been valued at $7.16 each using the Black-Scholes valuation model and have been included in prepaid expenses and are being amortized over the term of the related employment agreement.

     In April 1999, the Company formed a Technology Advisory Board ("Advisory Board") to further enhance its Internet strategy. The Advisory Board consists of five members. The Advisory Board will work with the Company to increase its online business and its strategic alliances on the Internet. Included in the total options and warrants granted during the nine months ended September 30, 1999 were options and warrants granted to the Internet Advisory Board members. These options were valued at $113 using the Black-Scholes valuation model and have been included in prepaid expenses and are being amortized over the period of service.

     Included in the total options and warrants granted during the nine months ended September 30, 1999 were warrants granted to a law firm as partial payment for legal services provided in connection with the Company's various acquisitions. The warrants have been valued at $50 using the Black-Scholes valuation model and have been included in the cost of the acquisitions.

     In August 1999, ABC Investment LLP, the holder of a $5,000 9% convertible senior subordinated promissory note due December 31, 2004 converted $200 of the note into 17,977 shares of the Company's common stock.

     Cash paid for interest expense was $2,739 for the nine months ended September 30, 1999.

(8)  Subsequent Events

     Subsequent to September 30, 1999, the Company granted plan options to purchase 62,600 shares of the Company's common stock to officers, employees and consultants at exercise prices ranging from $11.375 to $13.3125. The options have an exercise period of five years and vest over various periods. The Company canceled five-year plan options to purchase a total of 1,000 shares of common stock. Additionally, non-plan options to purchase 21,600 shares of common stock were exercised yielding proceeds of $95.

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

     MediaBay, Inc. (formerly Audio Book Club, Inc.) is a leading marketer of spoken word content, including audiobooks and old time radio and classic video programs. Audiobooks are primarily marketed through the Audio Book Club, and old time radio and classic video programs are primarily marketed through direct-mail catalogues and, on a wholesale basis, to other retailers. All of the Company's products are also available for purchase over the Internet through its content-rich media portal at MediaBay.com and its community of sites.

     Since the Company's inception, its has engaged in an aggressive marketing program to increase the membership base of the Audio Book Club. The Company's marketing programs have consisted primarily of direct mail, media advertising and marketing on the Internet. Direct response marketing costs to current members are expensed on the date the promotional materials are mailed. Direct response costs for any premiums, gifts or discounted audiobooks in the promotional offer to new members are expensed as incurred. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 and amortize these costs over the period of future benefit which was estimated at 30 months based on historical experience over the last five years.

     The Company has also grown its membership base through acquisitions. On December 14, 1998, the Company completed a series of acquisitions and combined the acquired businesses within the old time radio and classic video programs area. On December 31, 1998, the Company acquired from Columbia House substantially all of the assets of its Audiobook Club and on June 15, 1999, the Company acquired Audiobooks Direct from Doubleday Direct. When reading the following results of operations, please note:

     o The Company's results of operations for the nine months ended September 30, 1998 reflect the operations of the Company's Audio Book Club.

     o The Company's results of operations for the nine months ended September 30, 1999 reflect the operations of the Audio Book Club, including Columbia House's Audiobook Club, and the old time radio and classic video programs area for the nine months, and the operations of Audiobooks Direct from June 16, 1999 through September 30, 1999.

     As a result of the timing of marketing activities within a given quarter, the impact of capitalizing new member direct response marketing costs and the timing of these acquisitions and related costs, including increased interest expense and goodwill and other intangible asset amortization expense, comparisons of historical operating results from period to period may not be meaningful.


     Results of Operations
     (Dollars in thousands except per share data)

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Gross sales increased $10,836 or 187.5% to $16,614 for the three months ended September 30, 1999 from $5,778 for the three months ended September 30, 1998. The increase in gross sales was primarily attributable to (1) increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base, (2) sales from the Columbia House Audiobook Club and Audiobooks Direct for the full three months ended September 30, 1999, and (3) sales from the acquired old time radio and classic video programs area.

     Returns, discounts and allowances for the three months ended September 30, 1999 were $4,817 or 29.0% of gross sales as compared to $1,903 or 32.9% of gross sales for the prior comparable period. The decrease in returns as a percentage of gross sales is due to historically lower return rates from sales of old time radio and classic video programs and lower returns from sales to members of the Columbia House Audiobook Club. The dollar increase in returns, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the three months ended September 30, 1999 increased $7,922 or 204.4% to $11,797 from $3,875.

     Cost of sales increased $3,281 or 134.0% to $5,729 for the three months ended September 30, 1999 from $2,448 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 48.6% from 63.2%. Gross profit increased $4,641 or 325.2% to $6,068 for the three months ended September 30, 1999 from $1,427 in the prior comparable period. Gross profit as a percentage of net sales increased to 51.4% from 36.8% due to improvement in the price being paid for product for the Audio Book Club based on increased volume purchases as a result of recent acquisitions, better fulfillment arrangements and higher gross profit as a percentage of net sales of old time radio and classic video product.

     Advertising and promotion expenses (for acquisition and retention of members) decreased $164 or 6.8% to $2,259 for the three months ended September 30, 1999 as compared to $2,423 in the prior comparable period. The decrease is due to the capitalization of direct response advertising as required by SOP 93-7 in the three months ended September 30, 1999, partially offset by a higher dollar amount of advertising expenses to existing Audio Book Club members, as a result of increased Audio Book Club sales through continued expansion and acquisitions, and to the acquired old time radio and classic video customers which are expensed in the period incurred.

     General and administrative expenses increased $1,874 or 271.2% to $2,565 for the three months ended September 30, 1999 from $691 for the prior comparable period. General and administrative expense increases are principally attributable to the acquisition and integration of the old time radio and classic video operations, including its personnel and facilities, an increase in the dollar amount of bad debt expense as a result of Audio Book Club sales increases and increased personnel and related costs as the Company continues to grow and internalize services previously performed by outside vendors. The Company did not retain any personnel from the acquisitions of the Columbia House Audiobook Club and Audiobooks Direct.

     Depreciation and amortization expenses increased $1,775 for the three months ended September 30, 1999 to $1,997 from $222 for the prior comparable period. The increase in depreciation expense relates to the acquisition of fixed assets of our old time radio and classic video operations and the depreciation of Internet development costs. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's various acquisitions.

     Net interest expense for the three months ended September 30, 1999 was $1,190 as compared to net interest income of $58 for the three months ended September 30, 1998. The interest expense in 1999 is primarily attributable to debt incurred in connection with the Company's various acquisitions.

     Primarily due to increased gross sales of $10,836, improvements in gross profit as a percentage of net sales and the capitalization of direct response advertising as required by SOP 93-7, the Company's earnings before interest, taxes, depreciation and amortization, ("EBITDA") increased $2,873 to $1,244 for the three months ended September 30, 1999. Net loss for the three months ended September 30, 1999 was $1,943 or $.22 per share of common stock as compared to a net loss of $1,851 or $.30 per share of common stock for the three months ended September 30, 1998. The increase in net loss was primarily attributable to increased interest expense and amortization of goodwill and other intangibles in connection with the Company's various acquisitions partially offset by improvements described above.

     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Gross sales increased $25,796 or 159.3% to $41,986 for the nine months ended September 30, 1999 from $16,190 for the nine months ended September 30, 1998. The increase in gross sales was primarily attributable to (1) increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base, (2) sales from the Columbia House Audiobook Club for the full nine months ended September 30, 1999, (3) sales from the acquired old time radio and classic video programs area, and (4) the inclusion of sales from Audiobooks Direct since its acquisition on June 15, 1999.

     Returns, discounts and allowances for the nine months ended September 30, 1999 were $11,297 or 26.9% of gross sales as compared to $4,655 or 28.8% of gross sales for the prior comparable period. The decrease in returns as a percentage of gross sales is due to historically lower return rates from sales of old time radio and classic video programs and lower returns from sales to members of the Columbia House Audiobook Club partially offset by an increase in returns at the Audio Book Club for the nine month period ended September 30, 1999. The dollar increase in returns, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the nine months ended September 30, 1999 increased $19,154 or 166.1% to $30,689 from $11,535.

     Cost of sales increased $7,479 or 99.0% to $15,037 for the nine months ended September 30, 1999 from $7,558 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 49.0% from 65.5%. Gross profit increased $11,675 or 293.6% to $15,652 for the nine months ended September 30, 1999 from $3,977 in the prior comparable period. Gross profit as a percentage of net sales increased to 51.0% from 34.5% due to improvement in the price being paid for product for the Audio Book Club based on increased volume purchases as a result of recent acquisitions, better fulfillment arrangements and higher gross profit as a percentage of net sales of old time radio and classic video product.

     Advertising and promotion expenses (for acquisition and retention of members) decreased $752 or 12.3% to $5,356 for the nine months ended September 30, 1999 as compared to $6,108 in the prior comparable period. The decrease is due to the capitalization of direct response advertising as required by SOP 93-7 in the three months ended September 30, 1999, partially offset by a higher dollar amount of advertising expenses to existing Audio Book Club members, as a result of increased Audio Book Club sales through continued expansion and acquisitions, and to the acquired old time radio and classic video customers which are expensed in the period incurred.

     General and administrative expenses increased $4,726 or 251.7% to $6,604 for the nine months ended September 30, 1999 from $1,878 for the prior comparable period. General and administrative expense increases are principally attributable to the acquisition and integration of the old time radio and classic video operations, including its personnel and facilities, an increase in the dollar amount of bad debt expense as a result of Audio Book Club sales increases and increased personnel and related costs as the Company continues to grow and internalize services previously performed by outside vendors. The Company did not retain any personnel from the acquisitions of the Columbia House Audiobook Club and Audiobooks Direct.

     Depreciation and amortization expenses increased $4,629 for the nine months ended September 30, 1999 to $4,862 from $233 for the prior comparable period. The increase in depreciation expense relates to the acquisition of fixed assets of our old time radio and classic video operations and the depreciation of Internet development costs. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's various acquisitions.

     Net interest expense for the nine months ended September 30, 1999 was $3,362 as compared to net interest income of $249 for the three months ended September 30, 1998. The interest expense in 1999 is primarily attributable to debt incurred in connection with the Company's various acquisitions.

     Primarily due to increased gross sales of $25,796, improvements in gross profit as a percentage of net sales and the capitalization of direct response advertising as required by SOP 93-7, the Company's EBITDA increased $7,452 to $3,692 for the nine months ended September 30, 1999. Net loss for the nine months ended September 30, 1999 was $4,532 or $.57 per share of common stock as compared to a net loss of $3,993 or $.65 per share of common stock for the nine months ended September 30, 1998. The increase in net loss was primarily attributable to increased interest expense and amortization of goodwill and other intangibles in connection with the Company's various acquisitions partially offset by improvements discussed above.

Liquidity and Capital Resources

     Historically, the Company has funded its cash requirements through sales of its equity and debt securities and borrowings from financial institutions and its principal Stockholders. The Companies capital requirements have been and will continue to be significant due to expanded operations, costs associated with direct mail campaigns, other new member recruitment advertising, promotion and brand building, expanding Internet operations and debt service related to the Company's various acquisitions. Accordingly, the Company is exploring financing alternatives.

     For the nine months ended September 30, 1999, the Company's cash decreased by $1,821 as the Company used net cash of $5,802 for operating and $19,729 for investing activities and had cash provided by financing activities of $23,710. Net cash used in operations principally consisted of the net loss of $4,532, an increase in accounts receivable of $1,951, an increase in prepaid expenses of $811, an increase in royalty advances of $1,167 and an increase in deferred member acquisition costs of $7,337, partially offset by an increase in accounts payable and accrued expenses of $4,288. Net cash used in operations was partially offset by depreciation and amortization expenses of $5,942 included in the net loss. The increase in accounts receivable during the nine months ended September 30, 1999 is principally due to higher sales. The increase in prepaid expenses is principally attributable to both direct mail and Internet advertising expenses paid in advance of the related campaigns. The increase in royalty advances relates to the advance payment to publishers and right holders of our various licensed products and is attributable to the growth of the Company's businesses. Deferred member acquisition costs relate to the Company's method of accounting for direct response advertising as described above. The increase in accounts payable and accrued expenses was primarily attributable to the timing of vendor invoicing and payments.

     Cash used in investing activities for the nine months ended September 30, 1999 was primarily attributable to the acquisition of Audiobooks Direct. For the nine months ended September 30, 1999, net cash provided by financing activities consisted of increased borrowings under the Company's credit agreement for the acquisition of Audiobooks Direct, proceeds from the sales of common stock and the issuance of a related party subordinated note in connection with the acquisition of Audiobooks Direct. These increases were partially offset by principal payments on the Company's long-term bank debt and payments on the related party subordinated loans.

Recent Acquisition and Financings

     In June 1999, the Company acquired from Doubleday Direct the assets of Audiobooks Direct, including its membership file of over 500,000 members. The Company also entered into a marketing agreement with Doubleday Direct in which we received access to Doubleday Direct's club mailing lists, which currently consist of over

14 million names. In addition, Doubleday Direct entered into a non-competition agreement and a transitional services agreement with us. As consideration for the acquisition, we paid Doubleday Direct $18,615 in cash. We also incurred cash costs and fees of $260 and estimated additional costs and fees of approximately $175.

     In connection with the acquisition of Audiobooks Direct, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement to provide for an additional $6,000 of term loans. The interest rate under the credit is currently 3.75% above LIBOR and interest is payable at the expiration of the respective LIBOR contracts. In connection with this additional loan the Company granted the lenders three-year warrants to purchase up to 119,941 shares of the Company's common stock at an exercise price of $14.20, subject to adjustment.

     The Company also obtained a portion of the financing for the acquisition of Audio Books Direct by borrowing $4,350 from Norton Herrick, Chairman of the Board and Co-Chief Executive Officer, under a bridge convertible senior subordinated promissory note. In a separate letter agreement, the Company agreed, that if the Company refinanced or replaced this note with debt or equity financing provided by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, the Company would issue to Mr. Herrick warrants to purchase an additional 125,000 shares of common stock at $8.41 per share, which warrants will also be identical to the warrants issued to him in connection with the initial note issued to Mr. Herrick in December 1998. In July 1999, this promissory note was repaid and the warrants were issued upon receipt of stockholder approval in September 1999.

     In April and June 1999, the Company sold 800,000 shares of its common stock for gross proceeds of $8,800 to qualified institutional buyers as such term is defined in Rule 144A of the Securities Act of 1933.

     In July and August 1999, the Company sold 1,240,000 shares of its common stock for gross proceeds of $16,120 to qualified institutional buyers as such term is defined in Rule 144A of the Securities Act of 1933. Fees associated with the August sale were $273 and were paid to an unaffiliated third party.

     In August 1999, Norton Herrick, Chairman of the Board and Co-Chief Executive Officer sold $5,000 of the remaining $14,000 9% convertible senior subordinated promissory note due December 31, 2004 issued to him in December 1998 in connection with various acquisitions by the Company to ABC Investment, L.L.C., an unaffiliated third party. The $5,000 promissory note has substantially the same terms and conditions as the original promissory note bearing interest at 9% per annum and convertible at $11.125 per share.

     As a result of recent acquisition activity and sales of common stock, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement whereby certain covenants under the agreement were adjusted. In connection therewith the Company paid legal expenses and fees of $317.

     At September 30, 1999, an aggregate of $28,633 principal amount of indebtedness was outstanding under the credit agreement $21,553 as a term loan and $7,080 under a revolving line of credit. The principal amount outstanding under the term advance is payable in quarterly installments as follows: a quarterly payment of $330 on December 31, 1999, four quarterly payments of $930 in the year 2000, four quarterly payments of $1,550 in the year 2001, four quarterly payments of $2,170 in the year 2002 and the balance on due on March 31, 2003.

     Under the terms of a letter agreement entered into in December 1998, the Company issued to Mr. Herrick warrants to purchase an additional 140,000 shares of common stock at $8.41 per share in September 1999 upon receipt of shareholder approval.

Impact of Year 2000 Issue

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This Year 2000 issue potentially affects all individuals and companies including the Company, its customers, business partners, vendors, suppliers, service providers and banks.

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

Quarterly Fluctuations

     The Company's operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and Internet initiatives and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases and product returns. The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly Internet advertising and direct mail campaigns.

     The Company's gross profit margin is affected by the percentage of new Audio Book Club member enrollment purchases. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four audiobooks for either $.99 or $.01 plus shipping and handling, result in an initial loss to us which is expected to be recovered through additional member purchases at regular prices. New member enrollment purchases typically account for a higher percentage of sales following significant Audio Book Club direct marketing activities.

     The Company believes that a significant portion of its sales of old time radio and classic video programs are gift purchases by consumers. Therefore, the Company tends to experience increased sales of these products in the fourth quarter in anticipation of the holiday season and the second quarter in anticipation of Fathers' Day.

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

     Item 2. Changes in Securities and Use of Proceeds.

     In July 1999, the Company sold 540,000 shares of its common stock for gross proceeds of $7,020 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933. The proceeds were used to repay indebtedness and for working capital purposes.

     In August 1999, the Company sold 700,000 shares of its common stock for gross proceeds of $9,100 to a "qualified institutional buyer" as such term is defined in Rule 144A of the Securities Act of 1933. Fees associated with the transaction were $273 and were paid to an unaffiliated third party. The proceeds were used to repay indebtedness and for working capital purposes.

     In September 1999, the Company issued warrants to purchase 265,000 shares of its common stock to Norton Herrick, the Company's Chairman of the Board and Co-Chief Officer, pursuant to agreements entered into in December 1998 and June 1999. The warrants are exercisable until December 31, 2003 at an exercise price of $8.41 per share, subject to adjustment.

     During the three months ended September 30, 1999, the Company granted plan options to purchase a total of 152,750 shares of the Company's common stock to officers, directors, employees and consultants. The options vest at various times and have an exercise period of five years. Exercise prices range from $8.625 to $13.50 per share. In addition, the Company canceled five-year options to purchase a total of 17,700 shares of the Company's common stock.

Item 4.  Submission of Matters to Vote of Security Holders

     An Annual Meeting of Shareholders was held on September 27, 1999, at which time Mr. Michael Herrick and Mr. Roy Abrams were reappointed to serve as Class II directors and Mr. Carl Amari was appointed to serve as a Class II director, in each case, until the Annual Meeting of Shareholders of the Company to be held in 2002. Shareholder voting for these directors was as follows:

  Director                            Votes For                   Votes Withheld
  --------                            ---------                   --------------
  Michael Herrick                     6,088,628                          9,024
  Roy Abrams                          6,088,278                          9,374
  Carl Amari                          6,089,457                          8,195

         The following directors continue to serve as directors for the term indicated opposite their respective names:

  Director                         Class                     Expiration of Term
  --------                         -----                     ------------------
  Norton Herrick                     I                              2001
  Jesse Faber                        I                              2001
  Howard Herrick                    III                             2000
  Carl Wolf                         III                             2000

     In addition at the Meeting, the Company's shareholders approved the following matters:

     (i) an amendment to the Company's Articles of Incorporation to effect a change in the Company's name to "MediaBay, Inc." by a vote of 6,083,036 for and 9,916 against;

     (ii) certain terms of a letter agreement dated December 31, 1998 between the Company and Norton Herrick, relating to a loan made to the Company by Mr. Herrick to help finance the Company's acquisition of The Columbia House Audiobook Club by a vote of 4,232,027 in favor, 25,642 against and 20,505 abstaining; and

     (iii) certain terms of a letter agreement dated June 11, 1998 between the Company and Norton Herrick relating to a loan made by Mr. Herrick to help finance the Company's acquisition of Doubleday Direct Inc.'s Audiobooks Direct club by a vote of 4,015,532 for, 242,517 against and 20,125 abstaining.


Item 6: Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K

     Report dated July 2, 1999 reporting the sale of common stock and the repayment of indebtedness.

     Report dated July 20, 1999 amending the 8-K reporting the acquisition from Doubleday Direct Inc. its Audio Books Direct Club to include pro forma and historical financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Audio Book Club, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MediaBay, Inc.



Dated:   November 15, 1999 By:         /s/ Michael Herrick
                                       ---------------------------------------
                                       Michael Herrick
                                       Co-Chief Executive Officer

Dated    November 15, 1999 By:         /s/ John F. Levy
                                       ---------------------------------------
                                       John F. Levy
                                       Chief Financial and Accounting Officer