Form 10KSB
period 1999-12-31
MEDIABAY INC
filed 2000-03-29
CIK 1040973

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                             ---------------------

                                  FORM 10-KSB

/X/ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

     For the fiscal year ended December 31, 1999

                                       OR


/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ___________ to ____________

                       Commission File Number 001-13469



                                MEDIABAY, INC.
                         ----------------------------
                 (Name of Small Business Issuer in Its Charter)

          Florida                                              65-0429858
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS employer
incorporation or organization)                             identification no.)


           20 Community Place                                     07960
            Morristown, NJ                                    -------------
----------------------------------------                       (Zip Code)
(Address of principal executive offices)


                                  973-539-9528
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)


    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:


                                  Common Stock
                             ----------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filiing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year (ending December 31, 1999) were $62,805,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 20, 2000 was approximately $73,703,021. As of March 20, 2000, there were 13,421,866 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                     None
===============================================================================

===============================================================================
                                MEDIABAY, INC.


                                  Form 10-KSB

                               Table of Contents

PART

Item 1.      Description of Business .......................................................     2

Item 2.      Description of Property .......................................................    12

Item 3.      Legal Proceedings .............................................................    13

Item 4.      Submission of Matters to a Vote of Security Holders ...........................    13

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters ......................    14

Item 6.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations ...................................................................    15

Item 7.      Financial Statements ..........................................................    20

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure ...................................................................    20

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act ............................................    21

Item 10.     Executive Compensation ........................................................    24

Item 11.     Security Ownership of Certain Beneficial Owners and Management ................    27

Item 12.     Certain Relationships and Related Transactions ................................    30

Item 13.     Exhibits, Lists and Reports on Form 8-K .......................................    32

===============================================================================

                                    PART I

Item 1. Description of Business.

Forward-looking Statements

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Certain Statements contained in this Form 10-KSB constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Such statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses, the growth of the digital download market and other advances in technologies, our ability to successfully implement our growth strategy, dependence on third party providers and suppliers; acquisition opportunities, competition; and other risks described in our Registration Statement on Form SB-2. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof.

Introduction

     MediaBay, Inc. is a leading provider of premium spoken word content and products in hard goods and digital download formats via the Internet and various offline methods. Our content library includes approximately 72,000 audiobook titles, 59,000 old time radio programs and 3,500 classic video programs. We market our audiobooks through Audio Book Club, the largest membership-based club of its kind with approximately 1.8 million members, and our audiobookclub.com web site. Our old time radio and classic video programs are marketed through the Internet and direct mail catalogs and, on a wholesale basis, to major retailers, including Costco, Best Buy, Sam's Club, Barnes & Noble, Waldenbooks, B. Dalton Booksellers and Amazon.com. All of our products are available for purchase over the Internet through our content-rich portal located at MediaBay.com. MediaBay.com utilizes our extensive library of premium spoken word content and various product offerings to attract visitors, increase the duration and frequency of their visits and expand our e-commerce opportunities. According to PC Data Online, audiobookclub.com ranked as the third most visited web site for books, the 69th most visited retail shopping web site and the 34th fastest growing web site during November 1999. In addition, we are currently encoding our library of proprietary and licensed content and are beginning to offer products in a digital download format.

     We have consolidated the club industry for audiobooks by acquiring what we believe to be our only competitors. As part of the acquisitions of Columbia House's Audiobook Club and Doubleday Direct's Audiobooks Direct club, we acquired over 1.1 million members and gained the exclusive right to access their other club mailing lists of over 34 million existing active and inactive members, as well as future members they acquire, without any list rental or insertion fees. As a result of these acquisitions and our expanded customer database, we have been able to negotiate better prices for products, enjoy increased economies of scale with our advertising, printing and mailing costs, stratify our member mailings to better serve our members and form specialty clubs for audiobooks. In December 1998, we also acquired the assets of three companies that produce, license, broadcast, syndicate and sell old time radio and classic video programs. Through these acquisitions we obtained an extensive library of over 59,000 old time radio and classic video programs, most of which are exclusively licensed, and a customer list of over 400,000 names. We have also enhanced our product offerings by acquiring and licensing diverse media content and increased our customer base from approximately 260,000 customers at December 31, 1997 to over 2.3 million customers at February 1, 2000.

Business Strategy

     The market for spoken word content is large and growing rapidly. We consider ourselves the market leader in this market and are implementing the following strategies to capture additional market share:

   o Increase Internet Presence. MediaBay.com is an innovative content and e-commerce web site that combines the entertainment of content-driven web sites, with the product selection and service of e-commerce sites, while providing a sense of community for visitors. We launched MediaBay.com to
     (1) capitalize on our substantial customer base and ability to drive traffic to our web sites and (2) transport our unique spoken word, audiobook and old time radio, and classic video content library online. We believe that we were the first significant entrant into the spoken word content e-commerce market. Since we launched our online strategy in January 1998, we have added over 100,000 Audio Book Club members through audiobookclub.com. New members are enrolling online at an average rate of over 6,000 per month and the number of unique visitors to our web sites is approximately 1.2 million per month. Since our current cost of acquiring new members via the Internet is lower than through our offline marketing activities, we intend to increasingly emphasize this method of membership acquisition. We currently have a database of over 440,000 e-mail addresses. We are continuously enhancing our web sites and are actively leveraging our marketing, customer service and fulfillment expertise and capabilities to grow our online business.

     We believe that the club model used by Audio Book Club translates well to an Internet model because the club model ensures communication between us and our members and engenders a sense of belonging to a community. In addition, the model provides a significant breadth of product offerings and substantial information about our products. Unlike traditional web retailers, our members have a purchase obligation associated with their membership and there is a strong likelihood that they will remain members and repeat buyers for a sustained period.

   o Capitalize on Emerging Digital Delivery Technologies. We have entered into arrangements with Microsoft and Reciprocal and now have the infrastructure necessary to provide customers with secure digital downloads of our content. We are currently encoding our library of old time radio programs and selected audiobook titles to offer these products in a secure digital download format. We are finalizing agreements with publishers of other forms of spoken word content, including audio versions of newspapers, magazines and newsletters, to obtain the rights to market these items on our sites in secure digital download format. As digital download becomes an increasingly accepted method for delivery of spoken word content, we will expand our offering of products in this format. We believe that these distribution methods will further improve our product margins as they eliminate the costs of reproduction, packaging and warehousing.

   o Expand Marketing Strategy. We have developed a marketing strategy which incorporates a broad range of online and offline marketing methods to increase our customer base and revenues, including Internet marketing and advertising, targeted e-mails to our database, growing our online Affiliate Network and direct marketing. We utilize our 2.3 million name customer list, product inserts into our 750,000 retail packages, 3.7 million mail order packages and inserts into our 13.5 million mailings to our customers to drive traffic to MediaBay.com and audiobookclub.com. We continuously add affiliates to our Affiliate Network program, which currently consists of approximately 13,500 other Internet sites which promote our web sites. We also have the exclusive right to use Columbia House's and Doubleday Direct's mailing lists, which provide us access to over 34 million of their other club members for direct mail campaigns and inserts into club member mailings to acquire Audio Book Club members without any list rental or insertion fees. We use our substantial knowledge relating to the use of third-party mailing lists to efficiently and cost effectively target buyers on these lists and to continue to acquire new members from third-party lists.

     We devote significant efforts to developing and testing various online and offline marketing strategies in a concerted effort to increase revenue and reduce marketing costs. Through constant testing and refinement of our marketing efforts we have grown, and are continuing to grow, our customer lists and have reduced, and continue to reduce, our per-customer acquisition costs. We have significantly reduced our costs to acquire Audio Book Club members online to less than 5% of the per-member costs of our initial Internet marketing campaigns and to less than the per-member acquisition costs of our offline marketing campaigns while continuing to attract qualified and desirable members.

   o Leverage Our Unique Content. We offer approximately 135,000 spoken word and video products which we sell online and offline. We are able to use this content to attract and retain web site visitors and to offer this content to strategic partners in exchange for directing traffic to our sites. One method of attracting and retaining web site visitors is to enable them to sample video and audio clips free of charge from our library of audio books, old time radio programs and classic videos. Unlike many web sites which purchase third-party content and resell products, we own or license and manufacture a majority of our products and content. We license the rights to sell audiobooks in a club format from major publishers and pay royalties for each audiobook sold. We also own or exclusively license substantially all of our old time radio and classic video products. As a result, we believe that we have a low product cost compared to retailers and online book sellers. We also utilize our content to enter into content alliances whereby we offer leading web sites samples or full length programs in exchange for their directing traffic to our web sites. We currently have content alliances with Microsoft's windowsmedia.com, Diamond Rio's media portal, rioport.com, and Real Network's real.com.

Industry Overview

     Audiobooks and Other Spoken Word Entertainment

     First introduced to the mass market in 1985, audiobooks are literary works, including best-selling selections from today's most popular writers, and other printed materials, many of which are made more marketable through the use of readings by the author, a celebrity actor, or an ensemble of readers or actors. Audiobooks are recorded on cassettes and on compact discs. Most best-selling hardcover books printed today are released simultaneously as audiobooks. Audiobooks are usually author approved abridged versions of the original works converted to an audio format and are typically three to six hours in length.

     The audiobook market has increased at a nine-year compound annual growth rate of approximately 27% from an estimated $250 million in 1989 to approximately $2.2 billion in 1998. We believe that this sales growth is driven by several factors, including:

  o the expanding number of available titles in audiobook format;
  o an increase in the number of retailers selling audiobooks;
  o an increase in product quality;
  o broadening public awareness of the portability and convenience of audiobooks as a viable alternative to printed books and music recordings; and
  o increasing time constraints on consumers.

As the market for audiobooks grows, some titles are being released only in audio format. In December 1999, Simon & Schuster published a Stephen King title, Blood and Smoke in audio format only and not in the written format.

     Audiobook titles span every genre, including non-fiction, fiction, self-help, mystery, fantasy, business, science fiction, biography, romance, religion, motivational and children's, among others. Audiobooks cover new releases as well as many of the literary classics.

     Consumers of audiobooks are traditionally individuals who do not read as often as they desire due to time constraints. As an alternative, these individuals listen to audiobooks while engaging in other activities such as driving or exercising. This demographic group has expanded to encompass a wide variety of consumers. A 1996 market study by the Yankee Group indicates that 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, we believe that audiobooks have emerged as a personalized pay-to-listen alternative to radio.

     Old Time Radio and Classic Video Products

     Old time radio programs include radio dramas, mysteries, detective stories, comedies, westerns, science fiction and adventure stories that originally aired from the 1930s to the 1970s. Classic video programs include films originally released from the silent film era of the 1930s through the 1970s.

     We believe there has been a resurgence in consumer interest for old time radio and classic radio programs, as demonstrated by the growth of our sales of these products and increased opportunities to enter into co-branding and cross-marketing agreements, such as our agreements with the Frank Sinatra estate, Walter Cronkite, the Smithsonian Institute and American Movie Classics. We also believe that these programs have become a niche entertainment market, appealing to those consumers who remember the "golden age of radio" and their childhood film favorites with nostalgia and to younger listeners seeking new forms of entertainment. We believe that our old time radio and classic video products can increase their share of this market.

     Digital Delivery of Spoken Word Content

     The Internet has recently emerged as a significant global communications resource enabling millions of people to access and share information, experience entertainment offerings and purchase products. Through the Internet, users have the ability to quickly receive information in various forms, from text and multimedia to newer technologies such as streaming audio. According to Jupiter Communications, almost 33% of online consumers, representing 43 million people worldwide, often listen to spoken word content on their personal computers. The current environment available on the Internet generally restricts consumers to listening at their personal computers. However, consumer electronics and computer manufacturers are addressing this constraint by developing a new generation of mobile devices that are capable of playing back digital downloads of spoken word content. An industry research analyst estimates that sales of Internet-connected portable audio players will increase from under 1.0 million units in 1999 to over 6.5 million units in 2002. We believe that the emergence of digital download technologies will accelerate growth in the market for spoken word content.

MediaBay Network

     We operate the MediaBay network of web sites which consists of MediaBay.com, audiobookclub.com and bestbookclubs.com.

     MediaBay.com

     Our MediaBay.com media portal site is an innovative content and e-commerce web site offering our 2.3 million customers and approximately 1.2 million unique web site monthly visitors a single location for premium spoken word content and products. MediaBay.com combines the entertainment of content-driven web sites with the product selection and service of e-commerce sites, while providing a sense of community for visitors. In July 1999, we launched MediaBay.com to (1) capitalize on our substantial customer base and ability to drive traffic our websites and (2) transport our unique spoken word, radio and video content library online. We believe we were the first significant entrant into the spoken word content e-commerce market.

     In addition to providing our own content, we have entered into several arrangements to provide unique content, such as webcasts, including the American Express Blue concert series, celebrity and author interviews and audio horoscopes to attract and retain web site visitors.

     MediaBay.com was originally designed to network our various e-commerce sites and is currently being redesigned as a true portal site. Redesigning MediaBay.com into a channel format enables visitors to conveniently purchase products from multiple channels in a single transaction and navigate MediaBay.com without leaving the site. The redesigned site, which we expect to re-launch by the end of the first quarter of 2000, will be comprised of the following channels which are representative of our content and commerce offerings:

   o Audiobook channel. At this channel, visitors can purchase on a retail basis almost any of the 72,000 audiobook titles in existence, sample 15,000 audio clips from various audiobook titles, listen to streaming audio and digital downloads of selected audiobooks, read reviews, receive recommendations and visit our chatrooms.

   o Old time radio channel. This channel provides visitors with a searchable database to select from over 59,000 programs from our old time radio program library to purchase and offers free full-length programs in streaming audio and digital download formats, information on the programs, celebrities and talent of the Golden Age of Radio and contests and trivia information. This site is heavily promoted by our nationally-syndicated radio program "When Radio Was," which is heard by over 3 million listeners weekly.

   o Classic video channel. This channel is devoted to classic, nostalgic and other unique film and video programs. This channel has a fully searchable database of over 3,500 video programs from our classic video library for purchase by visitors. We also intend to offer a large library of current and vintage video programs in the near future.

   o Newsstand channel. This channel offers newspapers, newsletters, magazines and other time sensitive content for purchase as hard goods, as well as in secure digital download formats and non-secure formats such as the mp3 format.

   o Music channel. This channel is devoted to old time and current music in CD format and has a searchable database of tens of thousands of titles in addition to unique content, such as concert webcasts and archived performances from prior webcasts.

     Audiobookclub.com

     Audiobookclub.com provides visitors the opportunity to become members of our Audio Book Club and provides our members with the ability to order almost any audiobook in existence. Audiobookclub.com has acquired over 100,000 members online since January 1998 and is currently enrolling new members at an average rate of over 6,000 per month. This site currently receives over 1.0 million unique visitors per month, according to recent measurements by PC Data Online. Approximately 20% of the traffic to this site comes directly to audiobookclub.com, and the remainder is driven to the site through links with other sites. According to PC Data Online, audiobookclub.com ranked as the third most visited web site for books, the 69th most visited retail shopping web site and the 34th fastest growing web site during November 1999.

     Audiobookclub.com utilizes Net Perceptions GroupLens Recommendation Engine, an advanced tool designed to deliver highly personalized content, to attempt to create personalized audiobook buying experiences customized for each member. Once members have logged onto audiobookclub.com, they are offered audiobook selections that correspond to their previous buying patterns. Online members also receive e-mail alerts that inform them of the addition of new titles that may appeal to them. Members visiting audiobookclub.com are able to sample over 15,000 audio clips from various audiobook titles, read reviews, visit our chat room, "Coffee Talk", to discuss audiobook interests with other members, and visit special sections such as CD Central and Unabridged Only. Audiobookclub.com is updated simultaneously with the Audio Book Club catalog to add new selections and the new current featured selection, as well as to add new book cover images and audio clips to preview.

     Bestbookclubs.com

     Bestbookclubs.com, a co-branded web site with Doubleday Direct, was established to accumulate a database of e-mail addresses, acquire new Audio Book Club members and attract visitors to our web sites. We promote Doubleday Direct's clubs and this joint web site on our audiobookclub.com and MediaBay.com sites and Doubleday promotes our products and services on its web sites, including doubledaybookclub.com, crossings.com and literaryguild.com.

Audio Book Club

     We believe that we are the largest marketer of audiobooks through our Audio Book Club, the largest membership-based club of its kind. Our total member file, which includes active and inactive members, has grown significantly from approximately 64,000 names at December 31, 1995 to approximately 1.8 million names at December 31, 1999. Of these members, 625,000 members were added as a result of our acquisition of Columbia House's Audiobook Club and 500,000 members were added as a result of our acquisition of Doubleday Direct's Audiobooks Direct club. In addition, we added 200,000 members in 1999 through internal growth.

     We emphasize the timely introduction of new audiobook titles to our catalogs and attempt to offer a balance between various genres and between unabridged and abridged audiobooks, cassettes and compact discs to satisfy differing member preferences. We also offer a special order service which enables members to call us and order virtually any of the approximately 72,000 published titles in existence, whether or not listed in our member mailings.

     We are in the process of creating specialty clubs for audiobooks based on consumer preferences which we have identified from our extensive database of member information including a Christian audiobook club which is expected to be launched by the second quarter of 2000. Our specialty clubs will feature a specific interest, such as self help, religion, mystery, romance and science fiction.

     We engage in list rental programs to maximize the revenue generation potential of these programs. As Audio Book Club's membership base continues to grow, we anticipate that our member list will continue to be attractive to direct marketers as a source of potential customers.

     Our Audio Book Club is modeled after the Book-of-the-Month Club. Audio Book Club members can enroll in the club through the mail by responding to direct mail or print media advertisements, online through our web site or by calling or faxing us. We typically offer new members four audiobooks at an introductory price of $.99 or less. By enrolling, the member commits to purchase a minimum number of additional audiobooks, typically two or four, at Audio Book Club's regular prices which generally range from $10.00 to $35.00 per audiobook. Our members continue to receive member mailings and typically purchase audiobooks beyond their minimum purchase commitment.

Unique Spoken Word and Video Content

     We have exclusive rights to a substantial portion of our library of popular old time radio and classic video programs, including vintage comedy, mystery, detective, adventure and suspense programs. Our library consists of over 59,000 radio programs, most of which are licensed on an exclusive basis, including:

  o H.G. Wells' "War of the Worlds" broadcast;
  o hit series, such as The Lone Ranger, Superman, Tarzan, Sherlock Holmes, The Life of Riley and Lights Out;
  o recordings of stars, such as Humphrey Bogart, Lucille Ball, Frank Sinatra and Jack Benny; and
  o recordings of comedy teams, such as Abbott and Costello, Burns and Allen, Martin and Lewis and Baby Snooks and Daddy.

     We also produce and syndicate three national "classic" radio programs:
"When Radio Was" hosted by Stan Freberg, "Radio Movie Classics" hosted by Jeffrey Lyons, and "Radio Super Heroes." These three programs are collectively heard in more than 450 markets, including one of the nation's largest radio stations, KNX1070 Los Angeles, by over 3 million listeners weekly. Our library of old time radio programs provides the content and the basis for these programs.

     We leverage the content of our old time radio and classic video library by entering into marketing and co-branding arrangements which provide us a means to repackage these programs. We offer the following collections:

   o "The Greatest Old-Time Radio Shows of the 20th Century -- selected by Walter Cronkite" -- a collection of approximately 60 old time radio programs. We have entered into a license agreement to use Mr. Cronkite's name and likeness. This collection includes approximately 30 hours of radio's most memorable programs, a spoken foreword by Mr. Cronkite and a companion informational booklet.

   o "The Smithsonian Collection" -- a collection of old time radio programs branded under this name. We entered into an agreement with the Smithsonian Institution to produce a series of recordings of nostalgic radio programs to be sold through all major bookstore chains carrying audio programs. Each Smithsonian collection features a foreword by a recognized celebrity from radio's golden age such as George Burns, Jerry Lewis and Ray Bradbury.

   o "AMC's Audio Movies to Go" -- a collection of old time radio adaptations of classic movies branded under this name featuring film stars such as Humphrey Bogart, Jimmy Stewart, John Wayne and Betty Davis. We entered into an exclusive agreement with American Movie Classics in October 1999. This product line is being sold on American Movie Classics' cable channels reaching 69 million homes, in retail chains carrying audio and video programs, in our product catalogs and on our web site and AMC's web site.

     In the second quarter of 2000, we expect to release a collection of Frank Sinatra's Greatest Radio Performances which we anticipate will contain approximately 60 of Frank Sinatra's old time radio appearances. We have entered into an agreement with Mr. Sinatra's estate for the use of Mr. Sinatra's name and likeness in connection with a collection of his performances.

     We also have an extensive library of over 3,500 video programs, including an extensive collection of foreign and silent films, as well as classic films from the 1930s through the 1970s.

     We sell our old time radio and classic video programs on a retail basis through our catalogs and direct mail. We maintain a list of over 400,000 names of customers of radio and video programs through our catalogs. This list includes all customers to which our radio and video programs or catalogs have been mailed. We engage in list rental programs to maximize the revenue generation potential of our customer list. We also sell our radio and video programs on a wholesale basis through major retailers and online retailers, including Costco, Best Buy, Sam's Club, Barnes & Noble, Waldenbooks, B. Dalton Booksellers and Amazon.com.

Marketing

     Since our inception, we have engaged in an aggressive marketing program to expand our Audio Book Club member base, expand our Internet presence, develop alliances with other Internet companies and attract visitors to our web sites. We devote significant efforts to developing various online and offline marketing strategies in a concerted effort to increase revenue and reduce marketing costs. We continually analyze the results of our marketing activities in an effort to maximize sales, extend membership life cycles, and efficiently target our marketing efforts to increase response rates to our advertisements and reduce our per-member and per-customer acquisition costs.

     Internet Marketing

     Our marketing activities on the Internet have resulted in the enrollment of over 100,000 new Audio Book Club members through our web sites since January 1998, with an average of over 6,000 new members currently enrolling over the Internet each month. Audiobookclub.com currently attracts over 1.0 million unique visitors per month.

     Our Internet marketing program focuses on developing alliances with other Internet companies to attract visitors to our web sites to sell products and obtain Audio Book Club members. We have entered into advertisement arrangements with various Internet companies such as America Online, Yahoo!, Broadcast.com, Mail.com, iVillage, Go2Net, Inc. and Microsoft for several of its web sites, including its MSN.com portal site and its HotMail, WebTV and Link Exchange properties, and we continue to explore arrangements with other Internet companies. Most of the arrangements provide us with the flexibility to promote one or more of our web sites to direct visitor traffic to the web site or sites that we expect will benefit the most from the promotion.

     We established an Internet department which evaluates our click-through rates and rate of conversions of visitors to customers on a daily basis and alters our initiatives to maximize our Internet marketing and advertising activities. We believe that this focus and our ability to negotiate favorable agreements has resulted in a cost to acquire new members on the Internet which is lower than our offline cost. Since our current cost of acquiring new members via the Internet is lower than through offline marketing activities, we intend to increasingly emphasize this method of member acquisition.

     We have established an Associates Network program of over 13,500 affiliate web sites which advertise audiobookclub.com and receive a commission for each member obtained through a link from their site.

     We also use push-marketing programs consisting of targeted e-mail campaigns to our existing e-mail address database of over 440,000 e-mail addresses.

     We utilize our content to enter into alliances with many leading web sites, including Microsoft's windowsmedia.com, Diamond Rio's media portal, rioport.com, and Real Network's real.com which enable us to drive traffic to our web sites to sell products and build our e-mail address database.

     In the belief that enticing, easy to use web sites are the best source of marketing for repeat visitors, we continually make technological improvements to our web sites to facilitate user access. By offering an increasingly varied array of fresh content, audio and video clips and other features, we aim to attract visitors to our Internet web sites both to remain at our sites to purchase additional products and to return to our network of sites when they choose to browse the Internet for entertainment options.

     Offline Marketing to Attract Online Customers

     We emphasize the use of our offline marketing efforts to attract visitors to our web sites. We promote MediaBay.com and audiobookclub.com by inserting promotional advertisements in our product packages, product shipments, direct mailings, inserts and other selected mailings. In addition, we advertise our web sites on our nationally syndicated radio program "When Radio Was," which is heard seven days a week and has a weekly audience of over 3 million listeners.

     Club Member Acquisition

     We have historically acquired new Audio Book Club members primarily through direct mailings of member solicitation packages, acquisitions, Internet advertising, and to a lesser extent from advertisements in magazines, newspapers and other publications and package insert programs. We seek to attract a financially sound and responsible membership base and target these types of persons in our direct mail and other advertising efforts.

     We select lists of names of membership candidates based on the extensive knowledge and experience we have gained which we believe are characteristic of persons who are likely to join Audio Book Club, purchase sufficient quantities of audiobooks to be a profitable source of sales for us and remain long-term members. We analyze our existing mailing lists and our promotional campaigns to target membership lists which are more likely to yield higher response rates. We have gained substantial knowledge relating to the use of third-party mailing lists and believe we can target potential members efficiently and cost effectively by utilizing third-party mailing lists.

     In connection with our acquisitions of Columbia House's Audiobook Club and Doubleday's Audiobooks Direct club, we obtained the exclusive right to use their other current and future club mailing lists, which currently consist of over 34 million active and inactive members, over the next several years, without paying rental and insertion fees. Since these club mailing lists are comprised of individuals who have previously joined other membership clubs, we anticipate favorable future response rates and improved per-member acquisition costs.

     We also acquired mailing lists with an aggregate of approximately 400,000 names of buyers and prospective buyers of old time radio and classic video programs in connection with the acquisition of our old time radio and classic video operations in December 1998. Since these persons have previously purchased spoken word content through direct marketing, we have begun to target them as potential customers or members of Audio Book Club.

     Member Retention and Recurring Revenue

     We encourage Audio Book Club members to purchase more than their minimum purchase commitment by offering all members special discount pricing and other incentives based on the volume of their purchases. Audio Book Club members receive one mailing approximately every three weeks. Audio Book Club mailings typically include a multi-page catalog which, together with the "more titles" insert, offers approximately 500 titles, including a featured selection, which is usually one of the most popular titles at the time of mailing; alternate selections, which are best selling and other current popular titles; and backlist selections, which are long-standing titles that have continuously sold well. Each member mailing also includes an order form and a "Member-Get-a-Member" form.

     In order to encourage members to maintain their relationship with Audio Book Club and to maximize the long-term value of members, we seek to provide friendly, efficient, personalized service. Our goal is to simplify the order process and to make members comfortable shopping via the Internet and by mail order. Audio Book Club's membership club format makes it easy for members to receive the featured selection without having to take any action. Under the membership club reply system, the member receives the featured selection unless he or she replies by the date specified on the order form by returning the order form, calling us with a reply, faxing a reply to us or replying online via our Internet web site with a decision not to receive such selection. Members can also use any of these methods to order additional selections from each catalog.

     We maintain a database of information on each name in our member file, including number and genre of titles ordered, payment history and the marketing campaign from which the member joined. We also maintain a lifetime value analysis of each mailing list we use and each promotional campaign we undertake. The substantially increased size of our database enables us to better stratify our member mailings by sending marketing materials and monthly selections that better reflect members' particular interests as evidenced by their buying patterns and purchasing preferences, rather than sending the same mailing and monthly selection to all members. Our objective is to use this stratification technique and our database analysis expertise to decrease members' returns of monthly selections, increase members' positive response to our product offerings and thereby increase net sales and extend the membership lifecycle.

     Marketing of Old Time Radio and Classic Video Products

     We sell our old time radio and classic video products primarily through direct mail, radio and print advertisements and online marketing and promotion of our web sites. Our catalogs offer cassettes and compact discs from our old time radio library and videos from our classic video library. We mail our catalogs four to six times each year to all persons on our customer list, as well as to portions of our Audio Book Club member list. We also include product insert advertisements for our radio and video programs in selected Audio Book Club member mailings.

     We advertise these products on our nationally syndicated programs, which reach an audience of 3 million listeners of old time radio programs weekly. We also place advertisements in selected publications, including Reader's Digest, TV Guide and Parent Magazine. We also offer our old time radio and classic video programs to retail customers through our web sites, primarily on the old time radio and classic video channels on MediaBay.com.

     We market our old time radio and classic video programs to wholesale customers through our inhouse sales personnel and through third-party distributors. We also engage in cooperative advertising to induce retailers to purchase our products.

Supply and Production

     We have established relationships with substantially all of the major audiobook publishers, including Random House Audio Publishing Group, Simon & Schuster Audio, Harper Audio and Time Warner Audio Books for the supply of audiobooks. For the years ended December 31, 1998 and 1999, approximately 55% and 37% of our gross sales were from sales of titles licensed from the Random House Audio Publishing Group.

     As a membership club, our Audio Book Club enjoys a cost of goods advantage over traditional audiobook retailers. Retailers and other online book sellers purchase audiobooks from the finished inventory of either a publisher or a third-party distributor. As a club operator, we license a recording or group of recordings from the publisher for sale in a club format on a royalty or per copy basis and subcontract the manufacturing, duplicating and printing to a third party. As a result of the improved economies of scale achieved from our acquisitions of Columbia House's Audiobook Club and Doubleday Direct's Audiobooks Direct club, we have achieved significant cost savings in the production of audiobooks.

     Our licensing agreements generally are non-exclusive, have one to three-year terms, require us to pay an advance against future royalties upon signing the license, permit us to sell audiobooks in our inventory at the expiration of the term during a sell-off period and prohibit us from selling an audiobook prior to the publisher's release date for each audiobook. Most of the license agreements permit us to make our own arrangements for the packaging, printing and cassette duplication of audiobooks. Most of our license agreements permit us to produce and sell audiobook titles in cassette and compact disc form. A few of our license agreements grant us digital rights to the titles as well. We are negotiating with publishers to obtain the rights to produce and sell additional titles in a digital download format.

     We have acquired exclusive licensing rights to a substantial majority of our old time radio library. These rights have been principally acquired from the original rights holders (actors, directors, writers, producers or others) or their estates. Engineers in our Illinois facility use digital sound equipment to improve the sound quality of our old time radio programs. We then contract with third-party manufacturers to duplicate and manufacture the old time radio cassettes and CDs which we sell. We duplicate or use third parties to manufacture most of our videos.

     We are also in the process of encoding some of our old time radio products and audiobooks which we license to provide digital download delivery of these products.

Fulfillment and Customer Service

     Doubleday Direct currently provides order processing and data processing services, warehousing and distribution services for our Audio Book Club members. Doubleday Direct's services include accepting member orders, implementing our credit policies, inventory tracking, billing, invoicing and generating periodic reports, such as reports of sales activity, accounts receivable aging, customer profile and marketing effectiveness. Doubleday Direct also packs and ships the order, using the invoice as a packing list, to the club member.

     Doubleday Direct continued to provide these services to the members we acquired through our acquisition of their Audiobooks Direct club in June 1999 and has provided these services for all of our Audio Book Club members since January 2000. We were able to negotiate a favorable pricing structure with Doubleday Direct for these services based on the increased volume of business we will provide to them. As a result, we currently anticipate that we will begin to experience cost savings for these functions in the first quarter of 2000.

     For our Audio Book Club members, we offer fast ordering options, including placing orders online through our web site, calling us with an order and faxing an order to us. Orders are sent fourth class mail and are typically delivered 10 to 14 days following our receipt of orders. For an additional fee, members can receive faster delivery of an order either by priority delivery, which takes three to five days, or by overnight delivery.

     Members are billed for their purchases at the time their orders are shipped and are required to make payment promptly. We generally allow members in good standing to order up to $50 of products on credit, which may be increased if the member maintains a good credit history with us.

     Our policy is to accept returns of damaged audiobooks. In order to maintain favorable customer relations, we generally also accept prompt returns of unopened audiobooks. We monitor each member's account to determine if the member has made excessive returns. Our policy is to either terminate a membership or change member status to positive option, if the member makes three to five consecutive returns of either audiobooks ordered or of featured selections received because the member did not return the reply card on time.

     We will fulfill MediaBay.com orders from National Fulfillment Services, Inc. National Fulfillment will accept orders, aggregate old time radio, classic video, audiobook and third-party products, ship products to customers, invoice, accept and apply collections and generate periodic reporting. We used National Fulfillment for fulfillment services to our Audio Book Club prior to our using Doubleday Direct.

     We fulfill retail orders for old time radio programs at our Illinois facility. Wholesale product orders are drop shipped directly from our tape duplicator or our facility.

     For our old time radio and classic video products, we only accept credit card orders from retail customers and require wholesale customers to pay invoices within 90 days. We maintain a toll-free customer service telephone hotline for these customers and we can also be contacted by mail and e-mail. Our policy is to accept returns of damaged products sold on a retail basis. We accept returns of unsold products sold on a wholesale basis.

Competition

     The audiobook and mail order industries are intensely competitive. However, we believe that we operate the only club for audiobooks in the United States and that we are the largest marketer of old time radio programs.

     We compete with all other outlets through which audiobooks and other spoken word content are offered, including bookstores, audiobook stores which rent or sell only audiobooks, mail order companies that offer audiobooks for rental and sale through catalogs and retail establishments such as convenience stores, video rental stores and wholesale clubs.

     As the markets for spoken word content increasingly shifts towards the Internet, we face competition for the marketing and distribution of these products from other highly trafficked sites, offering a variety of competing products, including Amazon.com and Barnesandnoble.com. Currently, there are several other sites offering streaming audio content and products in digital download format, including audiohighway.com and audible.com, which offer digital download spoken word content, including audiobooks.

     We also compete for discretionary consumer spending with mail order clubs and catalogs, other direct marketers and retailers that offer products with similar entertainment value as audiobooks and old time radio and classic video programs, such as music cassettes and compact discs, printed books, videos, and laser and digital video discs.

Intellectual Property

     We have a United States registered trademark for the Audio Book Club logo and have several pending United States trademark and service mark registrations, including "MediaBay," "MediaBay.com," "audiobookclub.com" and the MediaBay logos. We have applied for several additional service marks relating to slogans and designs used in our advertisements, member mailings and member solicitation packages. We believe that our trademarks and service marks have significant value and are important to our marketing. We also own or license the rights to the radio and video programs in our content library.

     We rely on trade secrets and proprietary know-how and employ various methods to protect our ideas, concepts and membership database. In addition, we typically obtain confidentiality agreements with our executive officers, employees, list managers and appropriate consultants and service suppliers.

Employees

     As of March 3, 2000, we had 62 full-time employees. Of these employees, 7 served in management and 30 served in operational positions at our Audio Book Club operations and 4 served in management and 21 served in operational positions at our old time radio and classic video operations. We believe our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Item 2. Description of Property.

     We lease 1,155 square feet of office space in Boca Raton, Florida pursuant to a lease agreement which expires in November 2000 at a monthly rent of $1,307. We have the option to renew the lease for two consecutive three-year periods.

     We sublease 828 square feet of space in Morristown, New Jersey from H.H. Realty Investors, Inc., an affiliate of Norton Herrick, pursuant to a sublease agreement that expires in December 2003 at a monthly rate of $1,340, the amount paid by the related party to the landlord under the master lease.

     We sublease 2,793 square feet of space in Morristown, New Jersey from H.H. Realty Investors, Inc., an affiliate of Norton Herrick pursuant to a sublease agreement on a month-to-month basis at a monthly rate of $3,215, the amount paid by the related party to the landlord under the master lease.

     We also lease approximately 3,655 square feet of space in Morristown, New Jersey on a month-to-month basis at a current rent of $5,735 per month.

     We lease 8,000 square feet of space in Schaumburg, Illinois pursuant to a lease agreement which expires in December 2005, subject to a three-year renewal option. Monthly rent under this lease is $4,667.

     We lease a kiosk at a shopping mall in Aventura, Florida on a month-to-month basis at a current rate of $5,000 per month.

Item 3. Legal Proceedings

     We are not a party to any lawsuit or proceeding which we believe is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     MediaBay's common stock has been quoted in the Nasdaq National Market under the symbol "MBAY" since November 15, 1999. From October 23, 1997 until November 12, 1999, MediaBay's common stock was listed on the American Stock Exchange under the symbol "KLB". The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market since November 15, 1999 and by the American Stock Exchange until November 12, 1999.

                                                        High           Low
                                                    ------------   -----------
Fiscal Year Ended December 31, 1997
 Fourth Quarter (from October 23, 1997) .........    $   11.13      $   4.00
Fiscal Year Ended December 31, 1998
 First Quarter ..................................         7.38          4.00
 Second Quarter .................................        13.25          3.38
 Third Quarter ..................................        20.88          3.94
 Fourth Quarter .................................        16.63          5.00
Fiscal Year Ended December 31, 1999
 First Quarter ..................................        14.38          7.38
 Second Quarter .................................        19.94         10.00
 Third Quarter ..................................        15.88          7.25
 Fourth Quarter .................................        15.00         10.25
Fiscal Year Ended December 31, 2000
 First Quarter (through March 24, 2000) .........        16.875         7.59

     On March 24, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $8.25 per share. As of March 14, 2000, there were approximately 57 record owners of our common stock. We believe that there are in excess of 400 beneficial owners of our common stock.

Dividend Policy

     We have never declared or paid and do not anticipate declaring or paying any dividends on our common stock in the near future. The terms of our debt agreements prohibit us from declaring or paying any dividends or distributions. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, capital requirements, business factors and other factors as our Board of Directors deems relevant.

Sales of Securities and Use of Proceeds

     In October 1999, we issued 21,600 shares of our common stock to a third party upon exercise of an option. We received $95,000 as payment of the exercise price.

     In December 1999, we issued 179,775 shares of our common stock to a third party upon conversion of convertible promissory notes at a conversion price of $11.125 per share

     In December 1999, we issued a $1,000,000 principal amount convertible promissory note due December 31, 2004 to the son of our Chairman. The convertible note bears interest at the rate of 9% per year and is convertible into shares of our common stock at the rate of $11.125 of principal or interest outstanding, subject to adjustment.

     In December 1999, we issued warrants to purchase 46,667 shares of our common stock at an exercise price of $8.41 per share pursuant to a December 1998 letter agreement.

     All of the forgoing securities were issed in private transactions pursuant to exception from registration offered by Section 4(2) of the Securities Act of 1933.

     During the three months ended December 31, 1999, we issued options under our 1999 stock incentive plan to purchase 84,100 shares of common stock to certain individuals, including officers and directors. We relied on the exemptions provided by Section 2(3) and/or Section 4(2) of the Securities Act of 1933 in connection with the issuance of such options.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a leading provider of premium spoken word content and products in hard goods and digital download formats via the Internet and various offline methods. We market our audiobooks through Audio Book Club, the largest membership-based club of its kind with approximately 1.8 million members, and our audiobookclub.com web site. We sell audiobooks in a club format through our Audio Book Club and via the Internet through our audiobookclub.com site, and on a retail basis through the audiobook channel on MediaBay.com. We sell our old time radio and classic video programs on a retail basis through direct marketing and via the Internet through the old time radio and classic video channels on MediaBay.com, as well as on a wholesale basis to major retailers.

     Our marketing programs have consisted primarily of direct mail, media advertising and marketing on the Internet. Online and offline direct response marketing costs to current members are expensed on the date the promotional materials are mailed. Online and offline direct response costs for any premiums, gifts or discounted audiobooks in the promotional offer to new members are expensed as incurred. Beginning in January 1999, we were required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit which was estimated at 30 months based on our historical experience over the last five years. We have also grown our membership base through acquisitions. On December 14, 1998, we completed a series of acquisitions and combined the acquired businesses within the old time radio and classic video programs area. On December 31, 1998, we acquired from Columbia House substantially all of the assets of its Audiobook Club and, on June 15, 1999, we acquired Audiobooks Direct from Doubleday Direct. When reading the following results of operations, please note:

   o Our results of operations for the year ended December 31, 1998 reflect the operations of Audio Book Club for the entire year and the operations of the acquired companies in the old time radio and classic video programs area from December 15, 1998 through December 31, 1998.

   o Our results of operations for year ended December 31, 1999 reflect the operations of our Audio Book Club, including Columbia House's Audiobook Club, and our old time radio and classic video programs area for the entire year, and the operations of Audiobooks Direct from June 16, 1999 through December 31, 1999.

     As a result of the timing of our marketing activities within a given year or quarter, the impact of capitalizing new member direct response marketing costs and the timing of these acquisitions and related costs, including increased interest expense and goodwill and other intangible asset amortization expense, comparisons of our historical operating results from period to period may not be meaningful to you.

Results of Operations

     The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                               Year Ended
                                                              December 31,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
         Net sales .....................................      100%       100%
                                                              ===        ===
         Cost of sales .................................       63         51
         Gross profit ..................................       37         49
         Advertising and promotion expense .............       60         18
         General and administrative expense ............       22         21
         Depreciation and amortization expense .........        1         15
         Interest income (expense), net ................        1        (10)
         Net loss ......................................      (47)       (15)

     Year ended December 31, 1999 compared with year ended December 31, 1998

     Gross sales increased $40.6 million, or 182.4%, to $62.8 million for the year ended December 31, 1999 from $22.2 million for the year ended December 31, 1998. The increase in gross sales was primarily attributable to (1) increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base including sales and acquisition of members through audiobookclub.com, our Audio Book Club web site, (2) sales from the Columbia House Audiobook Club acquisition for the full year ended December 31, 1999, (3) sales from our acquired businesses within the old time radio and classic video programs area, and (4) the inclusion of sales from Audiobooks Direct since its acquisition on June 15, 1999.

     Returns, discounts and allowances for the year ended December 31, 1999 were $16.6 million, or 26.4% of gross sales, compared to $7.3 million, or 33.0% of gross sales, for the prior comparable period. The decrease in returns as a percentage of gross sales is due to the historically lower return rates for sales of our old time radio and classic video programs and lower return rates from sales to acquired members from Columbia House Audiobook Club as compared to our historical return rate. The dollar increase in return rates, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the year ended December 31, 1999 increased $31.3 million or 210.4% to $46.2 million from $14.9 million.

     Cost of sales increased $14.2 million, or 150.6%, to $23.7 million for the year ended December 31, 1999 from $9.5 million in the prior comparable period. Cost of sales as a percentage of net sales decreased to 51.2% from 63.5%. Gross profit increased $17.1 million, or 314.2%, to $22.5 million for the year ended December 31, 1999 from $5.4 million in the prior comparable period. Gross profit as a percentage of net sales increased to 48.8% from 36.5% due to improvement in the price we paid for products for our Audio Book Club based on increased volume purchases as a result of our recent acquisitions, better fulfillment arrangements and higher gross profit as a percentage of net sales of our old time radio and classic video products.

     Advertising and promotion expenses (for acquisition and retention of members) decreased $792,000 or 8.9%, to $8.1 million for the year ended December 31, 1999 compared to $8.9 million in the prior comparable period. The decrease is due to the capitalization of direct response advertising in the year ended December 31, 1999, when we first met the measurement criteria required for capitalization. This decrease was partially offset by higher advertising expenses to existing Audio Book Club members and to old time radio and classic video customers which are expensed in the period incurred. The higher advertising expenses to existing Audio Book Club members resulted from an increase in membership through continued member growth and acquisitions.

     General and administrative expenses increased $6.5 million, or 194.3%, to $9.8 million for the year ended December 31, 1999 from $3.3 million for the prior comparable period. General and administrative expense increases are principally attributable to the acquisition and integration of the old time radio and classic video operations, including its personnel and facilities, an increase in the dollar amount of bad debt expenses as a result of sales increases and increased personnel and related costs as we continue to grow and internalize services previously performed by outside vendors. We did not retain any personnel from the acquisitions of Columbia House Audiobook Club, Audiobooks Direct and Adventures in Cassettes.

     Depreciation and amortization expenses increased $6.5 million to $6.8 million for the year ended December 31, 1999 from $367,000 for the prior comparable period. The increase is principally due to amortization of goodwill and other intangible assets in connection with our various acquisitions in the amount of $6.3 million.

     Net interest expense for the year ended December 31, 1999 was $4.5 million as compared to net interest income of $180,000 for the year ended December 31, 1998. The interest expense in 1999 is attributable to debt incurred in connection with our various acquisitions.

     Primarily due to increased gross sales of $40.6 million, improvements in gross profit as a percentage of net sales and the capitalization of direct response advertising, our earnings before interest, taxes, depreciation and amortization (EBITDA) increased $11.4 million to $4.6 million for the year ended December 31, 1999. EBITDA is not a recognized measure of performance under generally accepted accounting principles, however, management believes that EBITDA is a relevant measure of performance because it reflects our operations without giving effect to acquisition related costs. The calculation of EBITDA may not be consistent with methods used by other companies. Net loss for the year ended December 31, 1999 was $6.7 million or $.82 per share of common stock as compared to a net loss of $7.0 million or $1.13 per share of common stock for the year December 31, 1998. The decrease in net loss was primarily attributable to increased gross sales, improvements in gross profit as a percentage of net sales and the capitalization of direct response advertising offset by increased interest expense and amortization of goodwill and other intangibles in connection with our various acquisitions.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. Our capital requirements have been and will continue to be significant due to expanding operations, costs associated with direct mail campaigns, other new member recruitment advertising, promotion and brand building and expanding Internet operations.

     For the year ended December 31, 1999, our cash decreased by $2.5 million as we used net cash of $6.6 million for operating and $20.3 million for investing activities and had cash provided by financing activities of $24.4 million. Net cash used in operations principally consisted of the net loss of $6.7 million, an increase in accounts receivable of $4.0 million, an increase in inventory of $2.0 million, an increase in prepaid expenses of $383,000, an increase in royalty advances of $1.5 million and an increase in deferred member acquisition costs of $10.9 million, partially offset by an increase in accounts payable and accrued expenses of $10.1 million. To arrive at net cash used in operations, depreciation and amortization expenses of $8.8 million were added to the net loss. The increase in accounts receivable during the year ended December 31, 1999 is principally due to higher sales and the timing of those sales. The increase in inventory supports our higher sales volume. The increase in royalty advances relates to the advance payments to publishers and rights holders of our various licensed products and is attributable to the growth of our business. The increase in accounts payable and accrued expenses was primarily attributable to the growth in our business and the timing of vendor payments and invoicing.

     Cash used in investing activities for the year ended December 31, 1999 was primarily attributable to the acquisition of Audiobooks Direct. For the year ended December 31, 1999, net cash provided by financing activities consisted of increased borrowings under our credit agreement for the acquisition of Audiobooks Direct, proceeds from the sales of common stock and the issuance of a subordinated note in connection with the acquisition of Audiobooks Direct. These increases were partially offset by $15.1 million of principal payments on our long-term bank debt and payments on the subordinated loans.

     Recent Acquisitions and Financings

     In December 1998, we completed the following acquisitions of old time radio and classic video businesses:

   o We acquired Radio Spirits, Inc., a company which specialized in syndicating, selling and licensing old time radio programs, from Carl Amari, who became an officer of MediaBay upon the closing. The purchase price for the acquisition was $340,000 in cash, 425,000 shares of our common stock and options to purchase 175,000 shares of our common stock. We also paid $1.8 million of liabilities of Radio Spirits at the closing. In connection with the Radio Spirits acquisition, we also acquired from Mr. Amari (1) the assets of Buffalo Productions, Inc. relating to its business of duplicating pre-recorded compact discs for $369,000 and (2) a 50% interest in a joint venture engaged in the production, broadcast, marketing and distribution of old time radio programs for $2.3 million.

   o We acquired the assets used by Metacom, Inc. for its Adventures in Cassettes business of producing, marketing and selling old time radio programs for $1.1 million, 50,000 shares of our common stock and warrants to purchase 50,000 shares of our common stock.

   o We acquired the assets used by Premier Electronic Laboratories, Inc. relating to its business of producing, marketing and selling old time radio and classic video programs for $240,000 and 125,000 shares of our common stock.

     On December 31, 1998, we acquired from Columbia House substantially all of the assets of its Audiobook Club, including its membership file of over 600,000 members. We also entered into a marketing agreement with Columbia House in which we received access to Columbia House's current and future club mailing lists, which currently consist of over 20 million names of active and inactive members, through 2006. In addition, Columbia House entered into a non-competition agreement. As consideration for the acquisition, we paid to Columbia House $30.8 million in cash and issued to Columbia House and its designees, Sony Music Entertainment, Inc. and WCI Record Club Inc., a subsidiary of Time Warner, a total of 325,000 shares of our common stock and warrants to purchase an additional 100,000 shares of our common stock at a price of $11.125 per share.

     In December 1998, we obtained financing for these acquisitions from (1) Fleet National Bank and ING (U.S.) Capital Corporation and (2) Norton Herrick, our Chairman. Under the credit facility with Fleet and ING, we borrowed an aggregate of $27.0 million, consisting of a $25.0 million term loan and a $2.0 million advance under a $9.0 million revolving line of credit. The term loan is payable as follows: four quarterly payments of $930,000 in the year 2000; four quarterly payments of $1.6 million in the year 2001; four quarterly payments of $2.2 million in the year 2002; and the balance due on March 31, 2003. We granted to the lenders a security interest in substantially all of our assets and the assets of our subsidiaries and pledged the capital stock of our subsidiaries to the lenders as collateral under the credit facility. We also issued to the lenders three-year warrants to purchase up to 197,448 shares of common stock at an exercise price of $9.967 per share. Our borrowings from Mr. Herrick were made under a $15.0 million principal amount 9% convertible promissory note due December 31, 2004, of which $1.0 million principal amount was repaid in January 1999. Mr. Herrick subsequently sold $5.0 million principal amount of the note to a third party, which has converted $800,000 principal amount of the note. The interest rate on this portion of the note sold by Mr. Herrick is payable quarterly at an annual rate of 9%. From December 1999 through February 2000, Mr. Herrick also sold approximately $6.2 million principal amount of the note to two third parties. The third parties converted these portions of the note into 559,437 shares. See "Certain Relationships and Related Transactions."

     In connection with the acquisitions described above, we granted the sellers the right, under specified conditions, to sell back to us up to an aggregate of 675,000 shares issued to the sellers in connection with the acquisitions. These rights have terminated as to 370,000 shares. The sellers have the right under certain conditions to sell the remaining 305,000 shares of stock to us at prices ranging from $14.00 to $15.00 per share at various times commencing in December 2003 and expiring in December 2008, unless the rights are terminated earlier as a result of our satisfying common stock price and/or performance targets prior to exercise. If all of the rights are exercised prior to termination, the maximum amount we could be required to pay for the repurchase of all of the shares is approximately $4.6 million, payable as follows: (1) $350,000 commencing December 2003; (2) $3.5 million commencing December 2004; and (3) $750,000 commencing December 2005.

     From April through August 1999, we sold 2,040,000 shares of common stock to qualified institutional buyers for gross proceeds of $24.9 million. We used the proceeds primarily to finance the Audiobooks Direct acquisition described below. Cash fees associated with these sales were $295,000 and were paid to an unaffiliated third party.

     In June 1999, we acquired from Doubleday Direct the assets of Audiobooks Direct, including its membership file of approximately 500,000 members. We also entered into a marketing agreement with Doubleday Direct in which we received access to Doubleday Direct's and Doubleday Select's existing and future club mailing lists, which currently consist of over 14 million names of active and inactive members. In addition, Doubleday Direct entered into a non-competition agreement and a transitional services agreement with us. As consideration for the acquisition, we paid Doubleday Direct $18.6 million in cash. We also incurred cash costs and fees of $184,000 and estimated additional costs and fees of approximately $175,000.

     In connection with the acquisition of Audiobooks Direct, we, Fleet and ING amended the terms of our existing credit agreement to provide for an additional $6.0 million of term loans. The interest rate under the credit agreement is currently 3.75% above LIBOR and interest is payable at the expiration of the respective LIBOR contracts. In connection with the additional loan in June 1999, we issued the lenders three-year warrants to purchase up to 119,940 shares at an exercise price of $14.20 per share.

     We also obtained a portion of the financing for our acquisition of the business of Doubleday Direct's Audiobooks Direct club by borrowing $4.4 million from Norton Herrick under a convertible promissory note. This loan was repaid in full in July 1999. See "Certain Relationships and Related Transactions."

     At December 31, 1999, an aggregate of $28.3 million principal amount of indebtedness was outstanding under our credit agreement with Fleet and ING.

     From December 1999 through February 2000, we borrowed a total of $3.0 million from Evan Herrick, a son of Norton Herrick and brother of Michael Herrick and Howard Herrick, by issuing to Evan Herrick 9% convertible promissory notes due December 31, 2004. We used the proceeds of these loans for working capital and corporate purposes.

     As a result of recent acquisition activity and sales of our common stock, MediaBay, Fleet and ING amended the terms of our existing credit agreement whereby certain covenants under the agreement were adjusted. In connection therewith we paid legal expenses and fees of $317,000.

     On March 20, 2000, we closed a public offering of 3,650,000 shares of our common stock at $9.00 per share. Net proceeds to us from the sale of common stock less underwriting discounts and commissions and estimated offering expense are estimated to be $29.7 million.

     We intend to use a portion of these proceeds to repay indebtedness to our banks and for general working capital purposes.

     We are seeking an asset based line of credit from our lenders and others.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities in fiscal 2000 as the Statement is currently written. However, the FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of SFAS No. 133", which will defer adoption to fiscal 2001. The statement will require all derivatives to be recorded on the balance sheet at fair value and also prescribes special accounting for certain types of hedges. We have not entered into any derivative or hedge transactions, and, therefore, do not believe that SFAS No. 133 will have a material effect on our financial condition or results of operations.

Year 2000

     We have not experienced any business interruptions or supplier delays from year 2000 problems to date and have not discovered any year 2000 problems in internal computer systems material to our operations. We intend to continue to monitor our internal system for year 2000 problems. There can be no assurance, however, that we or our suppliers may not face future problems as a result of year 2000 issues.

Net Operating Losses

     Our net operating loss carryforwards expire in the years 2018 and 2019. Under Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in
Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. The additional equity financing we obtained in connection with recent financings and this offering may result in an ownership change and, thus, may limit our use of its prior net operating losses. In the event we achieve profitable operations, any significant limitation on the utilization of net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Quarterly Fluctuations

     Our operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and Internet initiatives and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases and product returns. The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly Internet advertising and direct mail campaigns.

     Our gross profit margin is affected by the percentage of new Audio Book Club member enrollment purchases. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four audiobooks for either $.99 or $.01 plus shipping and handling, result in an initial loss to us which is expected to be recovered through additional member purchases at regular prices. New member enrollment purchases typically account for a higher percentage of sales following significant Audio Book Club direct marketing activities.

     We believe that a significant portion of our sales of old-time radio and classic video programs are gift purchases by consumers. Therefore, we tend to experience increased sales of these products in the fourth quarter in anticipation of the holiday season and the second quarter in anticipation of Fathers' Day.

Item 7. Financial Statements.

     The financial statements appear in a separate section of this report following Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors, executive officers and other key employees of our company are as follows:

Name                                Age    Position
----                                ---    --------
Norton Herrick .................    61     Chairman and Director
Michael Herrick ................    33     Chief Executive Officer, President and Director
Stephen M. McLaughlin ..........    33     Executive Vice President and Chief Technology Officer
Howard Herrick .................    35     Executive Vice President and Director
John F. Levy ...................    44     Executive Vice President and Chief Financial Officer
Robert Toro ....................    35     Senior Vice President of Finance
Jesse Faber ....................    45     President of Audio Book Club, Inc. and Director
Carl P. Amari ..................    36     President of Radio Operations and Director
Roy Abrams .....................    56     Director
Carl T. Wolf ...................    56     Director

     Norton Herrick, 61, is our co-founder and has been Chairman and Director since our inception. Mr. Herrick served as our President from our inception until January 1996 and was Chief Executive Officer from January 1996 through January 2000. Mr. Herrick has been a private businessman for over 30 years and through his wholly-owned affiliates, Mr. Herrick has completed transactions, including building, managing and marketing primarily real estate valued at an aggregate of approximately $2 billion. Mr. Herrick serves on the advisory board of the Make-A-Wish Foundation, the advisory committee of the National Multi Housing Council and the National Board of Directors for People for the American Way. Mr. Herrick is the father of Michael Herrick, our Chief Executive Officer, President, and a director, and Howard Herrick, our Executive Vice President and a director.

     Michael Herrick, 33, is our co-founder and has been our Chief Executive Officer and President since January 2000 and a director since our inception. Mr. Herrick was our Co-Chief Executive officer from April 1998 to January 2000 and has held various other offices with us since our inception. Since August 1993, Michael Herrick has been an officer (since January 1994, Vice President) of the corporate general partner of a limited partnership which is a principal shareholder of The Walking Company, a nationwide retailer of comfort and walking footwear and related apparel and accessories. Mr. Herrick is a member of the Board of Directors of the Audio Publisher's Association. Mr. Herrick is the son of Norton Herrick, our Chairman, and brother of Howard Herrick, our Executive Vice President and a director. Mr. Herrick received his B.A. degree from the University of Michigan.

     Stephen M. McLaughlin, 33, has been our Executive Vice President and Chief Technology Officer since February 1999. Prior to joining us, Mr. McLaughlin was Vice President, Information Technology for Preferred Healthcare Staffing, Inc., a nurse-staffing division of Preferred Employers Holdings, Inc. Mr. McLaughlin co-founded and was a director, Chief Operating Officer and Chief Information Officer of NET Healthcare, Inc., from 1997 until it was acquired by Preferred Employers Holdings in August 1998. In 1994, Mr. McLaughlin founded FX Media, Inc., an Internet and multimedia development company. As CEO of FX Media, he served as senior software engineer for all of its projects. Mr. McLaughlin holds a degree in Computer Science and Engineering from the Massachusetts Institute of Technology and conducted research at the MIT Media and Artificial Intelligence labs.

     Howard Herrick, 35, is our co-founder and has been our Executive Vice President, Editorial Director and a director since our inception. Since August 1993, Howard Herrick has been Vice President of the corporate general partner of a limited partnership which is a principal shareholder of The Walking Company. Since 1988, Mr. Herrick has been an officer of The Herrick Company, Inc. and is currently its President. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships which acquire, finance, manage and lease office, industrial and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties. Mr. Herrick is the son of Norton Herrick, our Chairman and brother of Michael Herrick, our Chief Executive Officer, President and director.

     John F. Levy, 44, has been our employee since November 1997 and has served as our Executive Vice President and Chief Financial Officer since January 1998. Prior to joining us, Mr. Levy was Senior Vice President of Tamarix Capital Corporation and had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. During 1994, Mr. Levy served as Chief Financial Officer of the Continuum Entertainment Group, Inc., a publicly-held record label which filed for protection under Chapter 11 of the United States Bankruptcy Code in 1995 after Mr. Levy had left that company. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.

     Robert Toro, 35, has been our Senior Vice President of Finance since July 1999 and an employee since April 1999. Prior to joining us, Mr. Toro was Senior Vice President of AM Cosmetics Co. and had previously served in senior financial positions in both public and private entertainment and publishing companies. From 1992 through early 1997, Mr. Toro served in various senior financial positions with Marvel Entertainment Group, Inc., a publicly traded youth entertainment company. Mr. Toro is a Certified Public Accountant with six years of progressive experience with the national public accounting firm of Arthur Andersen where he was employed immediately prior to joining Marvel Entertainment Group.

     Jesse Faber, 45, has been President of Audio Book Club, Inc. since January 2000 and a director since October 1997. Mr. Faber was our President from October 1996 through January 2000. From 1989 to October 1996, Mr. Faber was Senior Vice President and Partner of AyerDirect, a direct response advertising agency wholly-owned by McManus, Inc., one of the ten largest advertising and marketing agencies in the world.

     Carl P. Amari, 36, has been the President of Radio Operations since we acquired our old time radio and classic video operations in December 1998 and a director of MediaBay since September 1999. Since 1989, Mr. Amari was the CEO and principal shareholder of Radio Spirits, Inc. Radio Spirits is recognized as the largest company in the world specializing in the syndication, sales and licensing of old time radio programming. He is also the executive producer of a nationally syndicated version of "When Radio Was" which airs on 450 affiliates, as well as for three other related syndicated radio programs. Radio Spirits twice made Inc's list of the fastest growing privately held companies. In connection with our acquisition of Radio Spirits, Inc. from Mr. Amari, Norton Herrick agreed to vote his shares to elect Mr. Amari as a director.

     Roy Abrams, 56, has been a director of MediaBay since October 1997. Since April 1993 and from 1986 through March 1990, Mr. Abrams has owned and operated Abrams Direct Marketing, a marketing consulting firm.

     Carl T. Wolf, 56, has been a director of MediaBay since March 1998. Mr. Wolf is the managing partner of the Lakota Investment Group. Mr. Wolf was formerly Chairman of the Board, President and Chief Executive Officer of Alpine Lace Brands, Inc. Mr. Wolf founded Alpine Lace and its predecessors and had been the Chief Executive Officer of each of them since the inception of Alpine Lace in 1983. Mr. Wolf became a director of Alpine Lace shortly after its incorporation in February 1986.

     Our Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the shareholders in any year. Norton Herrick and Jesse Faber are Class I directors and stand for re-election at the 2001 annual meeting of shareholders. Michael Herrick, Roy Abrams and Carl Amari are Class II directors and stand for re-election at the 2002 annual meeting of shareholders. Howard Herrick and Carl Wolf are Class III directors and stand for re-election at the 2000 annual meeting of shareholders. Our executive officers serve at the direction of the Board and until their successors are duly elected and qualified.

     We have agreed with L.H. Friend, Weinress, Frankson & Presson, LLC who conducted our October 1997 initial public offering, to use our best efforts to nominate and elect one director designated by the underwriters to serve on our Board of Directors. This agreement expires on October 22, 2000. To date, they have not exercised this right. Our Board of Directors held one meeting during the fiscal year ended December 31, 1999. The meeting was attended by all of the directors, either in person or by telephone. The Board also took action by unanimous written consent in lieu of meetings.

Board Committee

     We have established an Audit Committee, which is responsible for making recommendations concerning the engagement of independent public accountants, reviewing the plans and results of the audit engagement with the independent public accountants, approving professional services provided by the independent public accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee is currently comprised of Messrs. Michael Herrick, Roy Abrams and Carl T. Wolf. We do not have standing compensation or nominating committees.

     We reimburse our directors for reasonable travel expenses incurred in connection with their activities on our behalf, but we do not pay our directors any fees for Board participation.

Internet Advisory Board

     We have an Internet advisory board to assist in the further development and implementation of our Internet Strategy.

     The Advisory Board consists of five members each with unique capabilities that assist us to further expand our online business and presence for MediaBay.com and Audiobookclub.com.

     The Board Members consist of Stephen McLaughlin, our Executive Vice President and Chief Technology Officer; Timothy W. Mattox, Director, Enterprise System Group Strategic Planning for Dell Corporation; John Ramsey, Chief Technology Officer for Virtacon; Michael Schoen, Vice President at J.P. Morgan and Harvey Stober, Managing Partner at Greystone Partners, LP.

     Timothy W. Mattox is a graduate of the Massachusetts Institute of Technology with a Bachelors/Masters degree in Electrical Engineering/Computer Science and holds a Master of Business Administration from Stanford Graduate School of Business. He currently serves as Director, Enterprise System Group Strategic Planning for Dell Corporation. Mr. Mattox began his career at Oracle Corporation in 1989. In 1992, he was hired as a manager for Bain & Company, Inc. where his duties included analyzing the potential impact of the Internet on Bain's clients.

     John Ramsey graduated from the Massachusetts Institute of Technology with a Bachelors/Masters degree in Computer Engineering. His background includes Senior Project Leader at Oracle Corporation and Director of Software Engineering at Teltronics, Inc. His expert programming skills have enabled him to improve upon and develop new software, making him a valued member to any team.

     Michael H. Schoen is a graduate of the Massachusetts Institute of Technology with a Bachelor of Science degree in Management from the Sloan School of Management. His areas of concentration were Corporate Finance and Strategy. Mr. Schoen, whose responsibilities at J.P. Morgan include management of debt capital raising transactions for a range of sovereigns and emerging international corporations, has played an integral role in several benchmark transactions including the $1 billion inaugural transaction for TPSA, the Polish phone company.

     Harvey Stober is the Managing Partner of Greystone Partners, L.P., a New York hedge fund. Mr. Stober's many contacts in the financial markets are expected to help increase the exposure of MediaBay, Inc. Mr. Stober was a Chemical Analyst at Dean Witter Reynolds, and was recognized as an "All Star Analyst" by the Wall Street Journal.

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

     Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31, 1999, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with, except for a Form 4 with respect to one transaction in August 1999, which was inadvertently filed in an untimely manner by Mr. Norton Herrick.

Item 10. Executive Compensation

     The following table discloses, for the periods indicated, compensation paid to our Chief Executive Officer and other executive officers whose salary, together with any bonus, exceeded $100,000 during the fiscal year ended December 31, 1999.

     Summary Compensation Table

                                                                              Long-Term Compensation Awards
                                                Annual Compensation          ------------------------------
                                          --------------------------------        Securities Underlying
      Name and Principal Position          Year       Salary       Bonus            Options/SAR's (#)
---------------------------------------   ------   -----------   ---------   ------------------------------
Norton Herrick ........................   1999      $100,000      $     0                 775,000
 Chairman                                 1998       100,000            0               1,000,000
                                          1997        19,354            0                       0

Michael Herrick .......................   1999       125,000            0                       0
 Chief Executive Officer and President    1998       125,000            0                 250,000
                                          1997        72,879            0                       0

Jesse Faber ...........................   1999       158,169       45,000                  20,000
 President of Audio Book Club, Inc.       1998       140,000       35,000                  50,000
                                          1997       128,417       40,000                  50,000

John F. Levy ..........................   1999       152,125       12,500                  30,000
 Executive Vice President and Chief       1998       137,083        7,500                  50,000
 Financial Officer                        1997        19,125            0                       0

Steven M. McLaughlin ..................   1999       131,250            0                 158,000
 Executive Vice President
 and Chief Technology Officer

Howard Herrick ........................   1999       125,000            0                       0
 Executive Vice President                 1998       125,000            0                 250,000
                                          1997       115,129            0                       0

     Norton Herrick served as our Chief Executive Officer during the years presented in the above table and Michael Herrick served as Co-Chief Executive Officer from April 1998 through January 2000 and has served as Chief Executive Officer and President since January 2000. Jesse Faber served as our President from October 1996 through January 2000 and is currently President of Audio Book Club, Inc.

     The 50,000 options reflected above for Mr. Faber were originally granted in the fiscal year ended December 31, 1997, but their exercise price was reduced during the fiscal year ended December 31, 1998 to the fair market value of the underlying common stock at the time of repricing. The options reflected in the above table do not include warrants issued to Norton Herrick in connection with financing provided by Mr. Herrick. For more information about these warrants, see "Related Party Transactions."

     Mr. McLaughlin joined our company in February 1999.

     The following table discloses options granted during the fiscal year ended December 31, 1999 to these executives:

     Option/SAR Grants in Fiscal Year Ending December 31, 1999

                                     Number of
                                 Shares Underlying     % of Total Options Granted to    Exercise Price
             Name                 Options Granted         Employees in Fiscal Year        ($/share)           Expiration Date
------------------------------  -------------------   -------------------------------  ---------------  ---------------------------
Norton Herrick ...............        775,000                        63.6                  $ 11.00      10/9/09
Michael Herrick ..............              0                           0                  $    --      --
Jesse Faber ..................         10,000                          .8                  $  8.00      10/31/04
                                       10,000                          .8                  $ 12.00      10/31/05
John F. Levy .................         30,000(1)                      2.5                  $ 13.00      Five years from vesting(1)
Steven M. McLaughlin .........        150,000                        12.3                  $  9.75      Five years from vesting(2)
                                        8,000                          .7                  $   .10      02/15/04
Howard Herrick ...............              0                           0                  $    --      --

------------
(1) One third of the 30,000 options granted to Mr. Levy vest on November 10, 2000, and the balance will vest on November 10, 2001. All of the options are exercisable for a period of five years commencing immediately upon the applicable vesting period, subject to earlier expiration if Mr. Levy is not employed by us.

(2) These options vested as to 25,000 shares on February 15, 1999 and will vest as to (1) 25,000 shares on February 15, 2000, (ii) 30,000 shares on February 15, 2001, (iii) 35,000 shares on February 15, 2002 and (iv)
    35,000 shares on February 15, 2003. All of the options are exercisable for a period of five years commencing immediately upon the applicable vesting period.

     The following table sets forth information concerning the number of options owned by these executives and the value of any in-the-money unexercised options as of December 31, 1999. No options were exercised by any of these executives during fiscal 1999:

     Aggregated Option Exercises And Fiscal Year-End Option Values

                              Number of Securities Underlying       Value of Unexercised
                                  Unexercised Options at                 In-the-Money
                                     December 31, 1999           Options at December 31, 1999
                              -------------------------------   ------------------------------
            Name               Exercisable     Unexercisable     Exercisable     Unexercisable
---------------------------   -------------   ---------------   -------------   --------------
Norton Herrick ............     1,775,000               0        $6,520,313        $      0
Michael Herrick ...........       250,000               0         1,265,625               0
Jesse Faber ...............        30,000          40,000           185,625         230,625
John F. Levy ..............        20,000          60,000           153,750         230,625
Steven McLaughlin .........        33,000         125,000           124,638         179,688
Howard Herrick ............       250,000               0         1,265,625               0

     The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of such options and the fiscal year end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 1999 was $11.1875.

Employment Agreements

     Effective as of October 22, 1999, we entered into a one-year employment agreement with Norton Herrick which provides for an annual base salary of $100,000 and such increases and bonuses as the Board of

Directors may determine from time to time. The employment agreement does not require that Mr. Herrick devote any stated amount of time to our business and activities and contains noncompetition and nonsolicitation provisions for the term of the employment agreement and for two years thereafter. If Mr. Herrick's employment is terminated under circumstances described in the employment agreement, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $600,000 or six times the total compensation received by Mr. Herrick from us during the twelve months prior to the date of termination. If the severance payment is triggered, it is possible that the payments may be deemed "excess parachute payments" under
Section 280(g) of the Internal Revenue Code and, as a result, we may not receive a tax deduction for those payments.

     Effective October 22, 1997, we entered into three-year employment agreements with each of Michael Herrick and Howard Herrick which provide for an annual base salary of $125,000 and such increases and bonuses as the Board of Directors may determine from time to time. The employment agreements require each of Michael and Howard Herrick to devote substantially all of his business time to our business and affairs. The agreements contain noncompetition and nonsolicitation provisions for the term of the employment agreements and for two years thereafter. In the event of termination of employment under circumstances described in the employment agreements, including as a result of a change in control, we will be required to provide severance pay equal to the greater of $375,000 or three times the total compensation received from us during the twelve months prior to the date of termination.

     On October 22, 1999, we entered into an employment agreement with Jesse Faber which provides for an annual base salary of $165,000. The agreement expires on October 31, 2000 and provides for a bonus of $55,000 payable if Mr. Faber is employed by us at the end of the term. Pursuant to the agreement, we granted to Mr. Faber options to purchase 10,000 shares of the common stock at an exercise price of $12.00 per share. The options vest on October 31, 2000, provided that Mr. Faber is employed by us on such date.

     We have entered into a two-year employment agreement with John Levy which expires in November 2001. The agreement provides for an annual base salary of $165,000, in the first year of the agreement and an annual base compensation of $180,000 in the second year of the agreement. Mr. Levy's agreement also provides for a minimum bonus of $15,000 in the first year of the agreement and a minimum bonus of $17,500 in the second year of the agreement, provided Mr. Levy is employed by us on each bonus date. Pursuant to the agreement, we agreed to grant to Mr. Levy options to purchase 30,000 shares of common stock at an exercise price of $13.00 per share. Options for 10,000 shares vest at the end of the first year of the employment agreement and options for 20,000 shares vest at the end of the second year of employment, provided Mr. Levy is employed by us on the vesting dates. However, in the event of a change in control, all options shall immediately vest and become exercisable.

     We entered into a two-year employment agreement with Stephen McLaughlin, effective February 15, 1999, which provides for an annual base salary of $150,000, a performance-based bonus of $15,000 payable if Mr. McLaughlin is employed by us at the end of the first year of the employment term, $10,000 reimbursement for moving expenses and a $35,000 interest free loan. Pursuant to the agreement, we granted to Mr. McLaughlin options to purchase 150,000 shares of the common stock at an exercise price of $9.75 per share and options to purchase 8,000 shares of the common stock at an exercise price of $0.10 per share. The 8,000 options exercisable at $0.10 per share vested on February 15, 1999. The 150,000 options exercisable at $9.75 vest as follows: options for 25,000 shares vested on February 15, 1999; options for 25,000 shares vest on February 15, 2000; options for 30,000 shares vest on February 15, 2001; and options for 35,000 shares vest on each of February 15, 2002 and February 15, 2003.

     In December 1998, we entered into a three-year employment agreement with Carl Amari. Pursuant to the agreement, Mr. Amari is entitled to receive a base salary of $200,000 per year during the first 18 months of the agreement and $300,000 per year during the second 18 months of the agreement. The agreement also provides that Mr. Amari shall also be appointed as a member of our Board of Directors for as long as he is employed by us.

Stock Plans

     Our 1997 Stock Option Plan provides for the grant of stock options to purchase up to 2,000,000 shares. As of March 14, 2000, options to purchase an aggregate of 1,981,900 shares of our common stock have been granted under the 1997 plan.

     Our 1999 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 2,500,000 shares of common stock have been reserved for distribution pursuant to the 1999 plan. As of March 14, 2000, options to purchase an aggregate of 1,931,850 shares of our common stock have been granted under the 1999 plan.

     Of the options granted under our plans, options to purchase 3,235,000 shares of our common stock have been granted to our officers and directors as follows: Norton Herrick -- 2,075,000 shares; Michael Herrick -- 550,000 shares; Howard Herrick -- 400,000 shares; John F. Levy -- 80,000 shares; Jesse Faber -- 70,000 shares; Robert Toro -- 50,000 shares; and Roy Abrams -- 10,000 shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of common stock, based on information provided by the persons named below in publicly available filings, as of March 14, 2000 and as adjusted to reflect the completion of this offering by:

  o each of MediaBay's directors and executive officers;
  o all directors and executive officers of MediaBay as a group; and
  o each person who is known by MediaBay to beneficially own more than five percent of our outstanding shares of common stock.

     Unless otherwise indicated, the address of each beneficial owner is care of MediaBay, Inc., 20 Community Place, Morristown, New Jersey 07960. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

     For purposes of this table, a person is deemed to be the beneficial owner of the securities that person can acquire upon the exercise of options, warrants or other convertible securities within 60 days of the date of this filing. In determining the percentage ownership of the persons in the table above, we assumed in each case that the person exercised and converted all options, warrants or convertible securities which are currently held by that person and which are exercisable within 60 days of the date of this prospectus, but that options, warrants or other convertible securities held by all other persons were not exercised or converted.

                                                                 Number of Shares      Percentage of Shares
            Name and Address of Beneficial Owner                Beneficially Owned      Beneficially Owned
------------------------------------------------------------   --------------------   ---------------------
Norton Herrick .............................................        3,881,431(1)               23.1%
Howard Herrick .............................................        3,852,640(2)               27.9
Michael Herrick ............................................        1,038,460(3)                7.4
Quantum Partners LDC .......................................          750,000                   5.6
 Kaya Flamboya
 Willemsted, Curacao
 Netherlands, Antilles
President and Fellows of Harvard College ...................          700,000                   5.2
 c/o Harvard Management Company, Inc.
 600 Atlantic Avenue
 Boston, Massachusetts 02210
Carl P. Amari ..............................................          447,875(4)                3.3
Carl T. Wolf ...............................................          102,750(5)                  *
Stephen M. McLaughlin ......................................           58,300(6)                  *
John F. Levy ...............................................           41,000(7)                  *
Jesse Faber ................................................           30,000(8)                  *
Roy Abrams .................................................           10,000(9)                  *
Robert Toro ................................................                0(10)                 *
All directors and executive officers as a group (10 persons)        8,973,996                  49.7%

------------
* Less than 1%

 (1) Represents (a) 8,200 shares of common stock held by Norton Herrick, (b) 488,460 shares of common stock held by Howard Herrick, (c) 2,075,000 shares of common stock issuable upon exercise of options, (d) 150,000 shares of common stock issuable upon exercise of options granted to Evan Herrick, (e) 910,221 shares of common stock issuable upon exercise of warrants issued on December 31, 1998 or under a December 1998 letter agreement and (f) 249,550 shares issuable upon conversion of a convertible promissory note, based on an $11.125 conversion price. Does not include
     (i) 2,964,180 shares held by the Norton Herrick Irrevocable Trust, (ii) 64,779 shares which may become issuable to Mr. Herrick upon exercise of warrants which may be required to issue to Mr. Herrick and (ii) additional shares if the promissory note is converted at a conversion price less than $11.125 per share. Evan Herrick has irrevocably granted to Norton Herrick sole voting and dispositive power with respect to the shares of common stock issuable upon exercise of the options held by Evan Herrick. See "Certain Relationships and Related Transactions."

 (2) Represents (a) 2,964,180 shares held by the Norton Herrick Irrevocable ABC Trust, (b) 488,460 shares of common stock held by Howard Herrick, and (c) 400,000 shares of common stock issuable upon exercise of options. Howard Herrick is the sole trustee and Norton Herrick is the sole beneficiary of the Norton Herrick Irrevocable ABC Trust. The trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the trust. Howard Herrick has irrevocably granted to Norton Herrick sole dispositive power with respect to the shares of common stock held by Howard Herrick.

 (3) Represents 488,460 shares and 550,000 shares of common stock issuable upon exercise of options.

 (4) Represents 395,125 shares of common stock and options to purchase 52,750 shares of common stock held by Mr. Amari. Does not include options to purchase 100,000 shares of common stock held in escrow subject to release to Mr. Amari if specific earnings performance targets are met by our old time radio and classic video operations acquired from Mr. Amari.

 (5) Includes 5,000 shares of common stock and 97,500 shares of common stock issuable upon exercise of options.

 (6) Represents 300 shares and 58,000 shares of common stock issuable upon exercise of options. Does not include 100,000 shares of common stock issuable upon exercise of options.

 (7) Represents 1,000 shares of common stock and 40,000 shares of common stock issuable upon exercise of options. Does not include 40,000 shares issuable upon exercise of options.

 (8) Represents shares of common stock issuable upon exercise of options. Does not include 40,000 shares of common stock issuable upon exercise of options.

 (9) Represents shares of common stock issuable upon exercise of options.

(10) Does not include 50,000 shares issuable upon exercise of options.

Item 12. Certain Relationships and Related Transactions

     Companies wholly-owned by Norton Herrick, our Chairman, have in the past provided accounting, administrative and general office services to us and obtained insurance coverage for us at cost since our inception. We paid these entities $73,000 and $90,000 for these services during the years ended December 31, 1998 and 1999. In addition, a company wholly-owned by Norton Herrick provides us access to a corporate airplane. We generally pay the fuel, fees and other costs related to our use of the airplane directly to the service providers. For use of this airplane, we paid rental fees of less than $25,000 in each of 1998 and 1999 to Mr. Herrick's affiliate. We anticipate obtaining similar services from time to time from companies affiliated with Norton Herrick, and we will reimburse their costs in providing the services to us.

     On March 18, 1998, we sold to Carl Wolf, one of our directors, a five-year option to purchase 50,000 shares of our common stock at an exercise price of $5.00 per share, the market value on the purchase date. The purchase price of the option was $50,000. We also granted to Mr. Wolf the right to acquire a second five-year option to purchase 25,000 shares at an exercise price of $5.00 per share for $25,000. Mr. Wolf exercised this right and purchased the additional option in September 1998.

     In December 1998, we acquired Radio Spirits, Inc. from Carl Amari, who subsequently became one of our directors, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Acquisitions and Financings."

     In December 1998, we obtained a portion of the financing for our acquisitions of Columbia House's Audiobook Club and our old time radio and classic video operations from Norton Herrick by issuing him a $15.0 million principal amount 9% convertible subordinated promissory note due December 31, 2004. In January 1999, we repaid $1.0 million of the note. In August 1999, Mr. Herrick sold $5.0 million principal amount of the note to a third party. Interest on this note is payable monthly. The note was initially convertible, in whole or in part, at the holder's option, into shares of our common stock at $11.125 per share. As additional consideration for the bridge loan, we issued to Mr. Herrick five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $12.00 per share, subject to adjustment. Because the bridge loan was not refinanced, repaid or replaced by September 30, 1999,
(1) the interest rate of the note increased to 11%, (2) the conversion price of the note was adjusted to the lesser of $11.125 per share and the average closing bid price of our common stock for the five trading days prior to conversion and (3) the exercise price of the warrants was adjusted to $8.41. The additional 2% interest on the note through December 31, 1999 is being added to the principal amount of the note and is due on the maturity of the note, and the additional 2% interest commencing January 1, 2000 is payable monthly. The note is subordinated to our obligations under our credit facility with Fleet and ING and is secured by a second lien security interest on assets of our old time radio and classic video operations. The terms of Mr. Herrick's loan to us were approved by the independent members of our Board of Directors. We also received a fairness opinion in connection with this loan.

     In December 1998, we also agreed that if the note is refinanced, repaid or replaced by anyone other than Norton Herrick or a family member or affiliate of Mr. Herrick, we will issue to Mr. Herrick warrants to purchase an additional 350,000 shares of our common stock on the same terms as those issued to him in December 1998. In September 1999, we issued to Mr. Herrick warrants to purchase 140,000 shares of our common stock at a price of $8.41 per share.

     From December 1999 through February 2000, Norton Herrick sold $6,223,750 principal amount of the note issued to him in December 1998 to two third parties and, in January 2000, we issued to one of the third parties warrants to purchase 340,000 shares of our common stock at an exercise price of $12.50 per share. Under the December 1998 agreement, we issued to Mr. Herrick warrants to purchase 145,221 shares of our common stock at an exercise price of $8.41 per share on terms which were identical to the warrants issued to Mr. Herrick in December 1998. If the remaining $2,776,250 owed to Mr. Herrick under the note is refinanced, repaid or replaced, under the December 1998 agreement we will issue to Mr. Herrick warrants to purchase 64,779 shares of our common stock at an exercise price of $8.41 per share on terms which are identical to the warrants issued to Mr. Herrick in December 1998.

     In June 1999, we obtained a portion of the financing for our acquisition of the business of Doubleday Direct's Audiobooks Direct club through a $4.4 million loan from Norton Herrick. In connection with this loan, we agreed, subject to shareholder approval, that we would issue to Mr. Herrick warrants to purchase 125,000 shares of our common stock at an exercise price of $8.41 per share and on the same terms as the warrants issued to him in December 1998. This loan was intended to be a bridge financing and was repaid in full in July 1999. Shareholder approval was obtained in September 1999, and we issued the warrants to Mr. Herrick.

     In December 1999 and January 2000, Evan Herrick, loaned the Company $3.0 million for which he received $3.0 million principal amount 9% convertible promissory notes due December 31, 2004. The notes are convertible into shares of our common stock at $11.125 per share. Evan Herrick is Norton Herrick's son and Michael Herrick's and Howard Herrick's brother.

     We lease office space in New Jersey and Florida from affiliates of Norton Herrick and other facilities in Illinois from Carl Amari. The terms of these leases are described under "Business-Properties."

     Companies affiliated with Norton Herrick may continue to provide accounting and general and administrative services to us, provide us with access to a corporate airplane and obtain insurance coverage for us at cost. It is our policy that each transaction between us and our officers, directors and 5% or greater shareholders will be on terms no less favorable than could be obtained from independent third parties.

Item 13. Exhibits, Lists and Reports on Form 8-K.

     (a) Exhibits

   3.1        Restated Articles of Incorporation of the Registrant.+

   3.2        Articles of Amendment to Articles of Incorporation.++++++++

   3.3        Articles of Amendment to Articles of Incorporation.+++++++++

   3.4        Amended and Restated By-Laws of the Registrant.+++++++++

  10.1        Employment Agreement between the Registrant and Norton Herrick.+++++++++

  10.2        Employment Agreement between the Registrant and Michael Herrick.+

  10.3        Employment Agreement between the Registrant and Jesse Faber.+++++++++

  10.4        Employment Agreement between the Registrant and Stephen McLaughlin.+++++

  10.5        Employment Agreement between the Registrant and Howard Herrick.+

  10.6        Employment Agreement between the Registrant and John Levy.+++++++++

  10.7        Employment Agreement between our subsidiary and Carl Amari.+++++

  10.8        Supplemental Agreement, dated as of December 11, 1998, by and among the Registrant,
              Classic Radio Holding Corp. (now Radio Spirits, Inc.), Radio Spirits, Inc. and Carl
              Amari.+++

  10.9        Put Agreement, dated as of December 11, 1998, by and between the Registrant and Premier
              Electronic Laboratories, Inc.+++++

  10.10       Registration and Shareholder Rights Agreement, dated as of December 30, 1998, by and among the Registrant and The Columbia House Company, WCI Record Club Inc. and Sony
              Music Entertainment Inc.+++++

  10.11       $2,776,250 Principal Amount 9% Convertible Senior Subordinated Promissory Note of the
              Registrant to Norton Herrick due December 31, 2004.+++++++++

  10.12       $4,800,000 Principal Amount 9% Convertible Senior Subordinated Promissory Note of the
              Registrant to ABC Investment, L.L.C. due December 31, 2004.+++++++++

  10.13       Modification Letter, dated December 31, 1998, among Norton Herrick, the Registrant and
              Fleet National Bank+++++

  10.14       Security Agreement, dated as of December 31, 1998, by and among the Registrant, Classic
              Radio Holding Corp. and Classic Radio Acquisition Corp. and Norton Herrick.+++++

  10.15       Credit Agreement, dated as of December 31, 1998, among the Registrant and Fleet National
              Bank.+++++

  10.16       Amendment and Supplement No. 1 to Credit Agreement dated June 14, 1999 by and among the Registrant, Fleet National Bank, as administrative agent, and ING (U.S.) Capital
              Corporation.+++++++

  10.17       Security Agreement, dated as of December 31, 1998, from the Registrant, ABC Internet
              Services, Inc., Classic Radio Holding Corp., Classic Radio Acquisition Corp., ABC
              Investment Corp., and CH Acquisitions Corp. as grantors to Fleet National Bank as administrative agent.+++++

  10.18       1997 Stock Option Plan+

  10.19       1999 Stock Incentive Plan++++++

  21.1        Subsidiaries of the Company.+++++++++

------------
+ Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-30665) effective October 22, 1997.

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

+++++ Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

++++++ Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated February 23, 1999.

+++++++ Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K dated June 29, 1999.

++++++++ Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

+++++++++ Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-95793) effective March 14, 2000.

     (b) Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts and Reserves

     (c) Reports on Form 8-K filed during the quarter ended December 31, 1998.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MEDIABAY, INC.


                                                  By: /s/ Norton Herrick
                                                    --------------------------
                                                    Norton Herrick, Chairman

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates stated.

        Signature                                 Title                                  Date
        ---------                                 -----                                  ----
   /s/  Norton Herrick                 Director and Chairman (Principal               March 28, 2000
--------------------------             Executive Officer)
        Norton Herrick


   /s/ Michael Herrick                 Director, Chief Executive Officer and          March 28, 2000
--------------------------             President
       Michael Herrick


   /s/ Jesse Faber                     Director                                       March 28, 2000
--------------------------
       Jesse Faber


   /s/ Howard Herrick                  Director and Executive Vice President          March 28, 2000
--------------------------
       Howard Herrick


   /s/ John F. Levy                    Executive Vice President and Chief             March 28, 2000
--------------------------             Financial Officer (Principal Financial
       John F. Levy                    and Accounting Officer)


   /s/ Roy Abrams
--------------------------             Director                                       March 28, 2000
       Roy Abrams


   /s/ Carl Wolf                       Director                                       March 28, 2000
--------------------------
       Carl Wolf


   /s/ Carl Amari                      Director                                       March 28, 2000
--------------------------
       Carl Amari

                MediaBay, Inc. (Formerly Audio Book Club, Inc.)
                                  Form 10-KSB
                                    Item 7
                         Index to Financial Statements


Independent Auditors' Report .............................................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998 .............................   F-3
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 .....   F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and    F-5
  1998
Consolidated Statements of Cash Flows for the year ended December 31, 1999 and 1998 ......   F-6
Notes to Consolidated Financial Statements ...............................................   F-7
Schedule II-Valuation and Qualifying Accounts and Reserves ...............................   S-1

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MediaBay, Inc. (formerly Audio Book Club, Inc.)

We have audited the accompanying consolidated balance sheets of MediaBay, Inc. (formerly Audio Book Club, Inc.) ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP
Parsippany, New Jersey
February 14, 2000,
except for Note 17,
as to which the date is
March 20, 2000

                                MEDIABAY , INC.
                          Consolidated Balance Sheets
                            (Dollars in thousands)



                                                                                December 31,
                                                                             1998           1999
                                                                         ------------   ------------
                                 Assets
Current assets:
 Cash and cash equivalents ...........................................    $   2,686      $     198
 Short-term investments ..............................................          500            100
 Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,840 and $5,911 at December 31, 1998 and 1999,
   respectively ......................................................        4,923          8,892
 Inventory ...........................................................        5,331          7,386
 Prepaid expenses and other current assets ...........................          401          1,517
 Royalty advances ....................................................          961          3,781
 Deferred member acquisition costs ...................................           --          4,368
                                                                          ---------      ---------
   Total current assets ..............................................       14,802         26,242
Fixed assets, net ....................................................        1,328          1,519
Deferred member acquisition costs ....................................           --          4,928
Deferred financing costs .............................................        1,516          1,723
Non-current prepaid expenses .........................................          122            311
Other intangibles, net ...............................................       11,300         11,601
Goodwill, net ........................................................       35,271         47,649
                                                                          ---------      ---------
                                                                          $  64,339      $  93,973
                                                                          =========      =========
                       Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses ...............................    $   6,231      $  16,555
 Current portion -- long-term debt ...................................        2,000          3,720
                                                                          ---------      ---------
   Total current liabilities .........................................        8,231         20,275
                                                                          ---------      ---------
Long-term debt .......................................................       40,000         37,383
                                                                          ---------      ---------
 Preferred Stock, no par value, authorized 5,000,000 shares; no shares
   issued and outstanding ............................................           --             --
 Common stock subject to contingent put rights .......................        8,284          4,283
 Common stock; no par value, authorized 25,000,000 shares; issued and outstanding 7,078,920 and 9,338,272, at December 31, 1998 and 1999,
   respectively ......................................................       28,960         58,743
 Contributed capital .................................................        2,323          3,455
 Accumulated deficit .................................................      (23,459)       (30,166)
                                                                          ---------      ---------
   Total common stockholders' equity .................................        7,824         32,032
                                                                          ---------      ---------
                                                                          $  64,339      $  93,973
                                                                          =========      =========

          See accompanying notes to consolidated financial statements.

                                MEDIABAY, INC.
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)



                                                                           Years ended December 31,
                                                                              1998           1999
                                                                          ------------   ------------
Sales .................................................................     $ 22,242       $ 62,805
Returns, discounts and allowances .....................................        7,348         16,578
                                                                            --------       --------
   Net sales ..........................................................       14,894         46,227
Cost of sales .........................................................        9,452         23,687
                                                                            --------       --------
   Gross profit .......................................................        5,442         22,540
Expenses:
 Internet, direct mail and other advertising and promotion expenses for
   acquisition and retention of members ...............................        8,910          8,118
 General and administrative ...........................................        3,330          9,799
 Depreciation and amortization ........................................          367          6,812
                                                                            --------       --------
   Operating loss .....................................................       (7,165)        (2,189)
Interest expense ......................................................          (94)        (4,645)
Interest income .......................................................          274            127
                                                                            --------       --------
   Net loss ...........................................................     $ (6,985)      $ (6,707)
                                                                            ========       ========
Net loss per share of common stock (basic and diluted) ................     $  (1.13)      $   (.82)
                                                                            ========       ========

          See accompanying notes to consolidated financial statements.

                                MEDIABAY, INC.
                Consolidated Statements of Stockholders' Equity
                    Years Ended December 31, 1998 and 1999
                            (Amounts in thousands)




                                              Common          Common
                                          stock subject       stock          Common
                                          to contingent     number of    stock; no par    Contributed    Accumulated
                                               puts           shares         value          capital        deficit
                                         ---------------   -----------  ---------------  -------------  ------------
Balance at January 1, 1998 ............     $     --          6,154        $ 25,741         $   486      $ (16,474)
 Options sold to director .............           --             --              --              75             --
 Warrants for URL and phone
   numbers ............................           --             --              --             104             --
 Warrants granted in acquisitions .....           --             --              --           1,002             --
 Warrants granted for financing and
   consulting in connection with
   the acquisitions ...................           --             --              --             656             --
 Common stock issued in the
   acquisitions .......................        8,284            925           3,219              --             --
 Net loss .............................           --             --              --              --         (6,985)
                                            --------          -----        --------         -------      ---------
Balance at December 31, 1998 ..........        8,284          7,079          28,960           2,323        (23,459)
 Sale of common stock .................           --          2,040          24,921              --             --
 Fees and costs related to
   equity offerings ...................           --             --          (1,434)             --             --
 Termination of contingent put
   rights .............................       (4,001)            --           4,001              --             --
 Proceeds from exercise of stock
   options ............................           --             21              95              --             --
 Warrants granted for financing and
   consulting services ................           --             --              --           1,132             --
 Conversion of convertible
   subordinated notes .................           --            198           2,200              --             --
 Net loss .............................           --             --              --              --         (6,707)
                                            --------          -----        --------         -------      ---------
Balance at December 31, 1999 ..........     $  4,283          9,338        $ 58,743         $ 3,455      $ (30,166)
                                            ========          =====        ========         =======      =========























          See accompanying notes to consolidated financial statements.

                                MEDIABAY, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)



                                                                                Years ended December 31,
                                                                                   1998           1999
                                                                               ------------   ------------
Cash flows from operating activities:
 Net loss ..................................................................    $  (6,985)     $  (6,707)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...........................................          367          6,812
   Amortization of deferred member acquisition costs .......................           --          1,603
   Amortization of deferred financing costs ................................                         407
   Changes in asset and liability accounts, net of acquisitions:
    Increase in accounts receivable, net ...................................         (895)        (3,969)
    Increase in inventory ..................................................       (1,266)        (2,055)
    Increase in prepaid expenses and other current assets ..................       (1,122)          (383)
    Increase in royalty advances ...........................................          (72)        (1,534)
    Increase in deferred member acquisition costs ..........................           --        (10,899)
    Increase in accounts payable and accrued expenses ......................          605         10,149
                                                                                ---------      ---------
      Net cash used in operating activities ................................       (9,368)        (6,576)
Cash flows from investing activities:
 Purchase of short-term investments ........................................         (500)          (100)
 Purchase of fixed assets ..................................................         (945)          (713)
 Sale of short-term investments ............................................        5,144            500
 Cash paid in acquisitions .................................................      (37,375)       (19,985)
                                                                                ---------      ---------
      Net cash used in investing activities ................................      (33,676)       (20,298)
                                                                                ---------      ---------
Cash flows from financing activities:
 Proceeds from issuance of notes payable - related parties .................       15,000          5,350
 Proceeds from borrowings with banks .......................................       27,000         11,080
 Repayment of long-term debt ...............................................           --        (15,127)
 Increase in deferred financing costs ......................................           --           (838)
 Proceeds from issuance of options .........................................           75             --
 Proceeds from exercise of stock options ...................................           --             95
 Proceeds from sale of common stock, net of costs ..........................           --         23,826
                                                                                ---------      ---------
      Net cash provided by financing activities ............................       42,075         24,386
                                                                                ---------      ---------
Net decrease in cash and cash equivalents ..................................         (969)        (2,488)
Cash and cash equivalents at beginning of period ...........................        3,655          2,686
                                                                                ---------      ---------
Cash and cash equivalents at end of period .................................    $   2,686      $     198
                                                                                =========      =========










          See accompanying notes to consolidated financial statements.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(1) Organization

     MediaBay, Inc. (formerly Audio Book Club, Inc.) (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a leading marketer of premium spoken word content, including audiobooks and old time radio, and classic video programs. The Company markets audiobooks primarily through its Audio Book Club. Its old time radio and classic video programs are marketed through direct-mail catalogues and, on a wholesale basis, to major retailers. All of the Company's products are also available for purchase over the Internet through its content-rich media portal at MediaBay.com and its channels and audiobookclub.com.

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

     Fixed Assets, Computer Software and Internet Web Site Development Costs

     Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, and web site development costs are recorded at cost. Depreciation and amortization, which includes the amortization of computer equipment under a capital lease, is provided by the straight-line method over the estimated useful life of three years (the lease term) for computer equipment under a capital lease, five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, and two years for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

     Intangible Assets

     Intangible assets, consisting of customer lists and certain agreements acquired in the acquisitions, are being amortized over their estimated useful life.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(2) Significant Accounting Policies  -- (Continued)

     Goodwill

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. Goodwill is amortized over the estimated period of benefit not to exceed 20 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using the expected undiscounted future cash flow model.

     Revenue Recognition

     The Company recognizes revenue upon shipment of merchandise. Allowances for doubtful accounts and future returns are based upon historical experience and evaluation of current trends.

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

     Advertising and Promotional Costs

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Prior to 1999, the Company had expensed these costs as incurred. Beginning in 1999, the Company is required to capitalize such direct response advertising costs and amortize these costs over the period of future benefit, which has been determined to be 30 months, in accordance with SOP 93-7, because the Company, after five years of operations, now has a sufficient historical pattern of results. The costs are being amortized on a straight-line basis. If the Company had expensed the cost of direct response advertising as incurred, which resulted in new members in the Company's Audio Book Club who will generate revenue in the future, the Company would have reported a net loss of $16,003 and a net loss per share (basic and diluted) of common stock of $1.95 for the year ended December 31, 1999.

     Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable based on contractual terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the years ended December 31, 1998 and 1999, no writedowns of royalty advances were required.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(2) Significant Accounting Policies  -- (Continued)

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

(3) Acquisitions

     Radio and Video Program Acquisitions

     In December 1998, through its wholly-owned subsidiary, Classic Radio Holding Corp. ("Classic"), the Company acquired Radio Spirits, Inc. ("Radio Spirits") for an aggregate base purchase price of $340, 425,000 shares of the Company's common stock valued on the date of acquisition at $12.875 per share, options to purchase an additional 175,000 shares of the Company's common stock at an exercise price of $12.875 per share and payment of $1,841 of liabilities at closing. The options have been valued at $3.04 per share using the Black-Scholes valuation model. A total of 75,000 options are in escrow and are subject to release if certain specified "EBITDA" (as defined in the purchase agreement) levels for the acquired company are met for the year ending December 31, 2000. The acquisition was accounted for under the purchase method.

     In connection with its acquisition of Radio Spirits, through its indirectly wholly-owned subsidiary, Classic Radio Acquisition Corp. ("CRAC"), the Company also acquired certain assets of Buffalo Productions, Inc. ("Buffalo"), an affiliate of Carl Amari (who was the sole stockholder and Chairman of Radio Spirits prior to the acquisition), for $369, and Mr. Amari's 50% interest in a joint venture engaged in producing, broadcasting, marketing and distributing a series of old-time radio programs for $2,326. The Company also incurred costs and fees of $505 related to the acquisition. The assets acquired from Buffalo were those relating to its business of duplicating pre-recorded compact discs. The total purchase price of the acquisitions was $11,384. The Company has accounted for the acquisitions using the purchase method of accounting and has allocated a portion of the total purchase price to certain identifiable intangible assets, based on their relative fair values which will be amortized over their useful lives. The Company has recorded $8,470 of goodwill which will be amortized over a period not to exceed 20 years.

     In December 1998, through CRAC, the Company acquired all of the assets used by Metacom, Inc. ("Metacom") in connection with its "Adventures in Cassettes" business for $1,061, 50,000 shares of the Company's common stock valued on the date of acquisition at $12.875 per share and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $8.125 per share. The warrants have been valued at $4.18 per share using the Black-Scholes valuation model. The Company also paid costs and fees of $29 in the acquisition. The total purchase price of $1,942 has been accounted for under the purchase method of accounting. The Company has recorded $1,621 of goodwill which will be amortized over a period not to exceed 20 years.

     In December 1998, through CRAC, the Company acquired all the assets used by Premier Electronic Laboratories, Inc. ("Premier") in connection with its business of licensing, producing, marketing and selling classic videos and radio for $240, 125,000 shares of the Company's common stock valued at the date of closing at $12.875. The Company also incurred costs and fees of $46 relating to the acquisition, for a total purchase price of $1,896. The Company has recorded $1,710 of goodwill which will be amortized over a period not to exceed 20 years.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(3) Acquisitions  -- (Continued)

     Acquisition of Columbia House's Audiobook Club Division

     On December 31, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets used in the audiobook club division (the "CH Audiobook Club") of The Columbia House Company ("Columbia House").

     As part of the acquisition, the Company acquired Columbia House's audiobook club's membership file of approximately 600,000 members, as well as substantially all of Columbia House's other assets relating exclusively to the CH Audiobook Club, including inventory and certain accounts receivable. The Company also entered into a mailing agreement which allows the Company to (i) use Columbia House's compact disc, VHS, laser and DVD video clubs' membership lists for Audio Book Club new member acquisition campaigns, (ii) insert new member acquisition material into Columbia House's member mailing programs sent to various other clubs maintained by Columbia House, and (iii) be referred to as the Columbia House recommended source for audiobooks in a club format, for a period of seven years. In addition, Columbia House entered into a non-compete agreement pursuant to which it agreed not to engage in certain activities that compete with our operation of Audio Book Club for a period of five years. Moreover, the Company entered into a transitional services agreement with Columbia House.

     As consideration for the acquisition and the related transactions, including the mailing agreement, the non-compete agreement and the transitional services agreement, Columbia House received from the Company cash consideration of $30,750 plus expenses of $24. In addition, the Company issued to Columbia House's designees (Sony Music Entertainment Inc. and WCI Record Club Inc.) an aggregate of 325,000 shares of its common stock (the "Shares") valued on the date of acquisition at $11.625 and warrants to purchase an additional 100,000 shares of its common stock at a price of $11.125 per share. The warrants have been valued at $2.61 using the Black-Scholes valuation model.

     The Company also incurred cash costs and fees of $675 and non-cash costs and fees of $51 related to the acquisition. The total purchase price of $35,541 has been accounted for using the purchase method of accounting. The Company has specifically identified $10,600 of intangible assets (customer lists, covenants not to compete and certain agreements acquired in the acquisitions) which will be amortized over their useful lives (ranging between three and seven years) and $24,009 of goodwill which will be amortized over a period not to exceed 20 years.

     In connection with the acquisitions described above, the Company granted the sellers the right, under specified conditions, to sell back to the Company up to an aggregate of 675,000 shares issued to the sellers in connection with the acquisitions. At December 31, 1999, rights have terminated as to 320,000 shares. The sellers have the right under certain conditions to sell the remaining 355,000 shares of stock to the Company at prices ranging from $14.00 to $15.00 per share at various times commencing in December 2003 and expiring in December 2008, unless the rights are terminated earlier as a result of the Company's stock meeting common stock price and/or performance targets prior to exercise. If all of the rights were exercised prior to termination, the maximum amount the Company would be required to pay for the repurchase of all of the shares is approximately $5,300, payable as follows: (1) $175 commencing December 2000, (2) $300 commencing December 2001, (3) $350 commencing December 2003; (4) $3,500 commencing December 2004; and (5) $750 commencing December 2005. Subsequent to December 31, 1999, rights to sell back to the Company 50,000 shares with a required payment, if exercised, of $475, have terminated (see Note 16).

     Acquisition of Doubleday's Direct Audiobooks Direct

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

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(3) Acquisitions  -- (Continued)

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

     The Company also incurred costs and fees of $646. The Company has accounted for the acquisition using the purchase method of accounting. The total purchase price of $19,261 has been accounted for under the purchase method of accounting. The Company has identified $4,372 of intangible assets (representing customer lists, a covenant not to compete and certain agreements acquired in the acquisition) and $13,576 of goodwill. Identifiable intangible assets will be amortized over their estimated useful lives (ranging from 3 to 5 years) and goodwill will be amortized over a period not to exceed 20 years.

     The following unaudited combined pro forma results of operations for the years ended December 31, 1998 and 1999 assume the that the following transactions occurred as of January 1, 1998:

   (1) The acquisitions of Radio Spirits, Inc., certain assets of an affiliated company, Buffalo Productions, Inc. and a 50% interest in a joint venture owned by the sole shareholder of Radio Spirits on December 14, 1998.

   (2) The acquisition of substantially all of the assets used by Metacom, Inc. in connection with its Adventures in Cassettes business on December 14, 1998.

   (3) The acquisition of substantially all of the assets used by Premier Electronic Laboratories, Inc. in connection with its business of producing, marketing, and selling old time radio and classic video programs on December 14, 1998.

   (4) The acquisition of substantially all of the assets used by The Columbia House Company in its Audio Book Club on December 31, 1998.

   (5) The acquisition of substantially all of the assets used by Doubleday Direct, Inc. in its Doubleday's Audiobooks Direct Club on June 15, 1999.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(3) Acquisitions  -- (Continued)

                                                           Years ended December 31,
                                                             1998             1999
                                                        --------------   -------------
         Net sales ..................................     $   57,281       $  54,273
                                                          ==========       =========
         Net loss ...................................     $  (20,645)      $  (9,345)
                                                          ==========       =========
         Loss per share (basic and diluted) .........     $    (2.92)      $   (1.14)
                                                          ==========       =========

     The following table represents the allocation of the purchase price of acquisitions:

                                  Audiobooks     Columbia       Radio
                                    Direct         House       Spirits      Premier     Metacom       Total
                                 ------------   ----------   -----------   ---------   ---------   -----------
Cash .........................      $           $ --          $    269      $   --      $   --      $    269
Accounts receivable ..........           --           --         2,245          --          --         2,245
Inventory ....................           --          629         1,180         156         400         2,365
Other current assets .........        1,313          622            --          --          71         2,006
Fixed assets .................           --           --           659          30          --           689
Goodwill .....................       13,576       24,009         8,470       1,710       1,621        49,386
Other intangibles ............        4,372       10,600           700          --          --        15,672
Liabilities assumed ..........           --         (319)       (2,139)         --        (150)       (2,608)
                                    -------     --------      --------      ------      ------      --------
                                    $19,261      $35,541      $ 11,384      $1,896      $1,942      $ 70,024
                                    =======     ========      ========      ======      ======      ========

(4) Short-Term Investments to be Held to Maturity

     At December 31, 1999, short-term investment to be held to maturity consisted of a bank certificate of deposit in the amount of $100 bearing interest at 4.9% maturing on May 16, 2000. At December 31, 1998, short-term investments to be held to maturity consisted of a $500 bank certificate of deposit plus accrued interest, bearing interest at 5.40%, maturing on April 1, 1999.

(5) Fixed Assets

     Fixed Assets consist of the following:

                                                     1998          1999
                                                 -----------   -----------
         Capitalized computer lease ..........     $    --       $   136
         Equipment ...........................         408           660
         Furniture and fixtures ..............          90            96
         Leasehold improvements ..............         419           419
         Web site development costs ..........         781         1,100
                                                   -------       -------
         Total ...............................       1,698         2,411
         Accumulated depreciation ............        (370)         (892)
                                                   -------       -------
                                                   $ 1,328       $ 1,519
                                                   =======       =======


     Depreciation expense for the years ended December 31, 1998 and 1999 was $367 and $522, respectively.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(6) Long-Term Debt

                                                                    1998         1999
                                                                 ----------   ----------
         Credit agreement, senior secured bank debt ..........    $ 27,000     $ 28,303
         Subordinated debt ...................................          --        4,800
         Related party note ..................................      15,000        8,000
                                                                  --------     --------
                                                                    42,000       41,103
         Less: current maturities ............................      (2,000)      (3,720)
                                                                  --------     --------
                                                                  $ 40,000     $ 37,383
                                                                  ========     ========

     Bank Debt

     In December 1998, the Company obtained Senior Secured Bank Debt from (i) Fleet National Bank ("Fleet") and (ii) ING (U.S.) Capital Corporation pursuant to a Credit Agreement dated December 31, 1998. The Company granted to the lenders a security interest in substantially all of the Company's assets and the assets of its subsidiaries and pledged the capital stock of its subsidiaries to the lenders as collateral under the Credit Agreement. The Company also agreed to a number of financial and business covenants including a restriction on the payment of dividends. In June 1999, in connection with the acquisition of Audiobooks Direct, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement to provide for an additional $6,000 of term loans. The interest rate under the credit agreement is currently 3.75% above LIBOR and interest is payable at the expiration of the respective LIBOR contracts.

     In connection with the financings, the Company has issued to the lenders three-year warrants to purchase up to an aggregate of 317,388 shares of our common stock. Warrants for 197,448 shares have an expiration date of December 31, 2003, an exercise price of $9.967 per share and have been valued at $2.95 using the Black-Scholes valuation model. Warrants for 119,940 shares have an expiration date of June 15, 2004, an exercise price of $14.20, and have been valued at $2.63 using the Black-Scholes valuation model. All warrants are subject to certain adjustments and the total value of the warrants has been included in deferred financing costs.

     As a result of recent acquisition activity and sales of common stock, the Company, Fleet and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement whereby certain covenants under the agreement were adjusted. In connection therewith, the Company paid legal expenses and fees of $317.

     At December 31, 1999, an aggregate of $28,303 principal amount of indebtedness was outstanding under the credit agreement, $21,223 as a term loan and $7,080 under a revolving line of credit. The principal amount outstanding under the term advance is payable in quarterly installments as follows: four quarterly payments of $930 in the year 2000, four quarterly payments of $1,550 in the year 2001, four quarterly payments of $2,170 in the year 2002 and the balance due on March 31, 2003.

     Subordinated Debt

     In December 1998, the Company obtained a portion of the financing for its acquisitions of Columbia House's Audiobook Club and our old time radio and classic video products from Norton Herrick, Chairman of the Company, by issuing him a $15,000 principal amount 9% convertible subordinated promissory note due December 31, 2004. Interest on this note is payable monthly. In January 1999, $1,000 of the note was repaid. The note was initially convertible, in whole or in part, at the holder's option, into shares of our common stock at $11.125 per share. As additional consideration for the bridge loan, Mr. Herrick was issued five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $12.00 per share, subject to

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(6) Long-Term Debt  -- (Continued)

adjustment. Pursuant to the terms of a letter agreement dated December 31, 1998 between the Company and Mr. Herrick, because the bridge loan was not refinanced, repaid or replaced by September 30, 1999, (1) the interest rate of the note increased to 11%, (2) the conversion price of the note is adjustable to the lesser of $11.125 per share and the average closing bid price of our common stock for the five trading days prior to conversion, and (3) the exercise price of the warrants was adjusted to $8.41. Also pursuant to the letter agreement, the Company agreed that if the note was refinanced by anyone other than Mr. Herrick, a family member or an affiliate, the Company would issue Mr. Herrick warrants to purchase an additional 350,000 shares of common stock, which warrants would be identical to the warrants issued to him in connection with the subordinated note. No compensation was recognized in relation to these warrants. The additional 2% interest on the note is being accrued and will be due on the maturity of the note. The note is subordinated to the Company's obligations under its credit facility with Fleet and ING and is secured by a second lien security interest on assets of the Company's old time radio and classic video operations. The independent members of the Company's Board of Directors approved the terms of Mr. Herrick's loan. The Company also received a fairness opinion in connection with this loan.

     The Company also obtained a portion of the financing for the acquisition of Audio Books Direct by borrowing $4,350 from Mr. Herrick under a bridge convertible senior subordinated promissory note. In a separate letter agreement, the Company agreed, that if the Company repaid or refinanced this note with debt or equity financing provided by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, the Company would issue to Mr. Herrick warrants to purchase an additional 125,000 shares of common stock at $8.41 per share, which warrants would be identical to the warrants issued to him in connection with the initial note issued to Mr. Herrick in December 1998. In July 1999, this promissory note was repaid and the warrants were issued upon receipt of stockholder approval in September 1999.

     In August 1999, Norton Herrick sold $5,000 of the remaining $14,000 9% convertible senior subordinated promissory note to ABC Investment, L.L.C., an unaffiliated third party. The $5,000 promissory note has substantially the same terms and conditions as the original promissory note bearing interest at 9% per annum and convertible at $11.125 per share. In August 1999, ABC Investment converted $200 of the note into 17,977 shares of the Company's common stock.

     In December 1999, Mr. Herrick sold an additional $2,000 principal amount of the note issued to him in December 1998 to an unaffiliated third party, which was converted into 179,775 shares of the Company's common stock.

     Under the December 1998 letter agreement, the Company issued to Mr. Herrick warrants to purchase 140,000 and 46,667 shares of its common stock in September 1999 and December 1999, respectively, at an exercise price of $8.41 per share.

     In December 1999, Evan Herrick loaned the Company $1,000 for which he received a $1,000 principal amount 9% convertible promissory note due December 31, 2004. The note is convertible into shares of the Company's common stock at $11.125 per share. Evan Herrick is the son of the Company's Chairman and the brother of its CEO and its Executive Vice President.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(6) Long-Term Debt  -- (Continued)

     The loan maturities for the next five years are as follows:

Year Ending December 31,
------------------------
  2000 ...............................    $ 3,720
  2001 ...............................      6,220
  2002 ...............................      8,680
  2003 ...............................      9,683
  2004 ...............................     12,800
                                          -------
  Total maturities ...................    $41,103
                                          =======

(7) Commitments and Contingencies

     Rent expense for the years ended December 31, 1998 and 1999 amounted to $58 and $234, respectively.

     Leases - Related Parties

     The Company sublets office space from an entity, H.H. Realty Investors, Inc., which is wholly-owned by officers and directors of the Company.

     The Company subleases 828 square feet of space in Morristown, New Jersey, from H.H. Realty Investors, Inc., pursuant to a sublease agreement that expires in December 2003, at a monthly rate of $1, the amount paid by the related party to the landlord under the master lease. The Company also subleases 2,793 square feet of space in Morristown, New Jersey, from H.H. Realty Investors, Inc. pursuant to a sublease agreement on a month to month basis at a monthly rate of $3, the amount paid by the related party to the landlord under the master lease.

     The Company also leases 8,000 square feet of space in Schaumburg, Illinois pursuant to a lease agreement from a trust owned by the President of the Company's radio group. The lease expires in December 2005, and is subject to a three-year renewal option. Monthly rent under this lease is $5.

     Other Real Estate Leases

     The Company leases 1,155 square feet of office space in Boca Raton, Florida, pursuant to a lease agreement which expires in November 2000 at a monthly rent of $1. The Company has the option to renew the lease for two consecutive three-year periods.

     The Company also leases approximately 3,655 square feet of space in Morristown, New Jersey, on a month to month basis at a current rent of $6 per month.

     The Company leases a kiosk at a major shopping mall on a month to month basis with monthly rental amounts of $5.

     The Company entered into two ten-year leases on 7,000 square feet of space in Bethel, Connecticut and 3,000 square feet in Sandy Hook, Connecticut. Lease payments and mandatory capital improvement payments, starting in 2004, of $4 per year and $2 per year on the Bethel and Sandy Hook properties, respectively.

     Capital Equipment Lease

     The Company leases certain computer equipment under an agreement which is classified as a capital lease. The lease term is three years and expires in June 2002. Annual rent payments are $55 and the lease provides for a bargain purchase option at the end of the lease term. Rents under this agreement in 1999 were

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(7) Commitments and Contingencies  -- (Continued)

$28. The amount of equipment capitalized under the lease and included in fixed assets on the consolidated balance sheet was $136 and the obligation of $136 under the lease was recorded in accounts payable and accrued expenses. At December 31, 1999, accumulated amortization on the capitalized computer equipment was $25.

     Minimum annual lease commitments including capital improvement payments under non-cancelable operating leases are as follows:

Year ending December 31,
------------------------
  2000 ......................................    $142
  2001 ......................................     128
  2002 ......................................     100
  2003 ......................................      72
  2004 ......................................      61
  Thereafter ................................      56
                                                 ----
  Total lease commitments ...................    $559
                                                 ====

     Employment Agreements

     The Company has commitments pursuant to employment agreements with certain of its officers. The Company's aggregate commitments under such employment agreements are approximately $1,138 and $559 during 2000 and 2001, respectively.

     Litigation

     The Company has been named as a co-defendant together with an established collection agency used by the Company in a lawsuit filed in March 1999 in the United States District Court for the Northern District of Illinois, Eastern Division. The lawsuit alleges violations by the collection agency and the Company of the Fair Debt Collection Practices Act. The lawsuit has been brought as a class action on behalf of individuals who were sent certain collection letters within the State of Illinois during the one year period preceding the filing of the lawsuit. This lawsuit has subsequently been dismissed.

(8) Stock Option Plan

     In June 1997, the Company adopted the 1997 Stock Option Plan, pursuant to which the Company's Board of Directors may grant stock options to key employees of the Company. In June 1998, the Company amended the 1997 Stock Option Plan to authorize the grant of up to 2,000,000 shares of authorized but unissued common stock.

     In March 1999, the Company's stockholders approved an amendment to the Company's Articles of Incorporation adopting the Company's 1999 Stock Incentive Plan. The 1999 Stock Incentive Plan provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 2,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(8) Stock Option Plan  -- (Continued)

     Stock option activity under both plans is as follows:

                                                                Weighted
                                                                average
                                                Shares       exercise price
                                             ------------   ---------------
Outstanding at January 1, 1998 ...........       50,000         $ 3.50
 Granted .................................    1,808,500           5.42
 Exercised ...............................           --             --
 Canceled ................................           --             --
                                              ---------         ------
Outstanding at December 31, 1998 .........    1,858,500           5.37
 Granted .................................    1,195,950          11.29
 Exercised ...............................           --             --
 Canceled ................................      (40,500)         11.76
                                              ---------         ------
Outstanding at December 31, 1999 .........    3,013,950         $ 7.63
                                              =========         ======

The per share weighted-average fair value of stock options granted during the year ended December 31, 1998 and 1999 is as follows using the Black-Scholes option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

                                 No. of                              Assumed        Risk-free       Fair Value
Date                             Shares        Exercise Price      Volatility     interest rate     per Share
----                           --------       ---------------      -----------    --------------    -----------
1998 Grants:
   June 1998 ..............      551,500     $  3.50                  25%              5.49%         $  .86
   September 1998 .........      750,000     $  5.25                  25%              4.58%         $ 1.21
   November 1998 ..........      450,000     $  7.875                 25%              4.50%         $ 1.82
   Various ................       57,000     $6.00 - $10.81
                               ---------
Total .....................    1,808,500
                               =========
1999 Grants:
First Quarter .............       83,600     $ 11.04                  25%              5.07%         $ 3.59
Second Quarter ............      875,500     $ 11.05                  25%              4.99%         $ 5.15
Third Quarter .............      152,750     $ 12.01                  25%              5.71%         $ 4.07
Fourth Quarter ............       84,100     $ 12.64                  25%              6.13%         $ 4.40
                               ---------
 Total ....................    1,195,950
                               =========

     The following table summarizes information for options outstanding and exercisable at December 31, 1999:

                                                                                   Options Exercisable
                                 Options Outstanding                         -------------------------------
    Range of                       Weighted Average      Weighted Average                   Weighted Average
     Prices          Number         Remaining Life        Exercise Price        Number       Exercise Price
---------------   -----------   ---------------------   ------------------   -----------   -----------------
 $  3.50-5.25      1,374,000           8 yrs                  $ 4.48          1,280,500         $ 4.53
     6.00-8.69       516,250           8 yrs                    7.85            471,250           7.84
    9.88-13.50     1,123,700           8 yrs                   11.38            813,000          11.09
 -------------     ---------    ---------------------         ------          ---------         ------
 $ 3.50-13.50      3,013,950           8 yrs                  $ 7.63          2,564,750         $ 7.33
 =============     =========    =====================         ======          =========         ======

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(8) Stock Option Plan  -- (Continued)

     At December 31, 1999, there were 13,900 additional shares available for grant under the 1997 Plan and 1,472,150 additional shares available for grant under the 1999 Plan.

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the day of grant. In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1998 and 1999 would have been $9,290 and $1.50, and $12,508 and $1.52, respectively.

(9) Warrants and Non-Plan Options

     In addition to the 431,607 warrants granted in connection with the various 1999 financings described in note (6) above, during the year ended December 31, 1999, the Company granted non-plan options and warrants to purchase a total of 228,000 shares of the Company's common stock to officers and consultants. The options and warrants vest at various times and have exercise periods of five years. Exercise prices range from $9.75 to $11.00 per share, except for 8,000 shares which have an exercise price of $.10. Of the 228,000 options and warrants granted, 158,000 options were issued to employees at market price on the date of grant. No compensation cost has been recognized in connection therewith. The remaining 70,000 warrants were issued to advisors and to a law firm, and the fair values have been included in contributed capital and the cost of acquisitions, respectively.

     In October 1999, non-plan options for 21,600 shares of our common stock, which had been granted in 1998, were exercised and the Company received $95 as payment of the exercise price.

(10) Equity

     In March 1999, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 75,000,000 shares.

     From April through August 1999, the Company sold 2,040,000 shares of common stock to qualified institutional investors for gross proceeds of $24.9 million. Fees paid to an unaffiliated third party were $295.

(11) Income Taxes

     Income tax benefit for the years ended December 31, 1998 and 1999 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 5.39% in 1998 and 7% in 1999 to the pre-tax loss as a result of the following:

                                                                                   1998           1999
                                                                              -------------   ------------
     Computed tax benefit .................................................     $  (2,751)      $ (2,991)
     Valuation allowance for Federal and State deferred tax assets ........         2,751          2,991
                                                                                ---------       --------
     Income tax expense ...................................................     $      --       $     --
                                                                                =========       ========

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(11) Income Taxes  -- (Continued)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Deferred tax assets:

                                                                            1998           1999
                                                                       -------------   -----------
      Federal and state net operating loss carry-forwards ..........     $ 3,099        $  7,340
      Accounts receivable, principally due to allowance for doubtful
        accounts and reserve for returns ...........................         547           1,769
      Fixed assets .................................................          (9)         (2,481)
                                                                         ----------     --------
      Total gross deferred tax assets ..............................       3,637           6,628
      Less valuation allowance .....................................      (3,637)         (6,628)
                                                                         ---------      --------
      Net deferred tax assets ......................................     $    --        $     --
                                                                         =========      ========

     The Company has provided a valuation allowance of $3,637 and $6,628 for deferred tax assets as of December 31, 1998 and 1999, respectively. In assessing the realizability of deferred tax assets, management has determined that the Company does not have a history of earnings on which to base its determination. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. The Company's limited operating history does not allow management to make a judgment regarding future taxable income over those periods.

     The Company has approximately $7,340 of net operating loss carry-forwards which may be used to offset possible future earnings, if any, in computing future income tax liabilities. The net operating losses will expire between December 31, 2018 and December 31, 2019 for federal income tax purposes. For state purposes, the net operating losses will expire at varying times, as the Company is subject to corporate income tax in several states.

(12) Net Loss Per Share of Common Stock

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

     The weighted average number of shares outstanding used in the net loss per share computations for the years ended December 31, 1998 and 1999 were 6,187,687 and 8,204,543, respectively.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 4,670,927 for the year ended December 31, 1998 and 6,274,398 for the year ended December 31, 1999. Included in the December 31, 1999 common share equivalents are 1,040,560 shares assuming the conversion of $12,800 in convertible senior subordinated promissory notes.

(13) Supplemental Cash Flow Information

     No cash has been expended for income taxes for the years ended December 31, 1998 and 1999. Cash expended for interest was $0 and $3,937 for the years ended December 31, 1998 and 1999, respectively.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(13) Supplemental Cash Flow Information  -- (Continued)

     In connection with its acquisitions in 1998 and 1999, the Company provided a total of 925,000 shares of its common stock and 380,000 options and warrants to the former owners of the acquired companies, and attorneys and advisors to the transactions. The total value of the stock of $11,503 and warrants of $1,002 has been recorded as part of the acquisition prices to be amortized over periods not to exceed 20 years. The Company also provided 35,000 warrants to advisors to the transactions. The value of these warrants of $76 has been included in the cost of the acquisitions and recorded as goodwill. The Company also provided 317,388 warrants to the banks providing financing for the acquisitions. The value of the warrants of $896 has been included in deferred financing fees.

     In May 1998, the Company, in addition to a cash payment of $20,000, granted warrants to a third party to purchase 20,000 shares of the Company's common stock at $4.81 per share to acquire the Universal Resource Locators ("URL"), audiobook.com and audiobook.net. The Company has included the fair value of the warrants of $50 in the asset value of $70, the negotiated price, and is amortizing the asset over six years.

     In March 1998, the Company granted non-plan options to purchase 21,600 shares of the Company's common stock at $4.40 per share to a company in compensation for the costs incurred in transferring to the Company the toll free phone numbers, (800) AUDIOBOOK and (888) AUDIOBOOK. The Company has recorded an asset in the amount of $54, the fair value, as evidenced by the negotiated cost of transferring the phone numbers, and is amortizing the asset over six years. In October 1999, the options were exercised and the Company received $95 as payment of the exercise price.

     In February 1999, 8,000 options were granted to an officer of the Company below the current market price at the date of grant. These options have been valued at $7.16 each using the Black-Scholes valuation model and have been included in prepaid expenses and are being amortized over two years, the term of the related employment agreement.

     In April 1999, the Company formed a Technology Advisory Board ("Advisory Board") to further enhance its Internet strategy. The Advisory Board consists of five members. The Advisory Board will work with the Company to increase its online business and its strategic alliances on the Internet. Included in the total options and warrants granted during the year ended September 30, 1999 were warrants granted to the Internet Advisory Board members. These warrants were valued at $113 using the Black-Scholes valuation model and have been included in prepaid expenses and are being amortized over the period of service.

     The Company granted 96,000 warrants to advisors in connection with its equity financings described in Note 10 above. The total value of these warrants using the Black-Scholes method has been recorded at $380 and included in contributed capital.

     Included in the total options and warrants granted during the year ended December 31, 1999 were warrants granted to a law firm as partial payment for legal services provided in connection with the Company's various acquisitions. The warrants have been valued at $50 using the Black-Scholes valuation model and have been included in the cost of the acquisitions.

     In August 1999, ABC Investment L.L.C., the holder of a $5,000 9% convertible senior subordinated promissory note due December 31, 2004 converted $200 of the note into 17,977 shares of the Company's common stock.

     In December 1999, the unaffiliated third party, which had purchased a portion of the Company's subordinated note, converted the note into 179,775 shares of the Company's common stock.

(14) Related Party Transactions

     Companies wholly-owned by Norton Herrick provided certain accounting, administrative and general office services to, and obtained insurance coverage for, the Company. In connection with such services, the

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(14) Related Party Transactions  -- (Continued)

Company paid to such entities the aggregate of $73 and $90 during the years ended December 31, 1998 and 1999, respectively. In addition, a company wholly-owned by Norton Herrick provides us access to a corporate airplane. We generally pay the fuel, fees and other costs related to our use of the airplane directly to the service providers. For the use of this airplane, we paid rental fees of less than $25 in each of 1998 and 1999 to Mr. Herrick's affiliate. The Company anticipates obtaining similar services from time to time from companies affiliated with Norton Herrick for which it will reimburse such companies' cost to provide such services to the Company.

(15) Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities in fiscal 2000 as the Statement is currently written. However, the FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of SFAS No. 133," which will defer adoption to fiscal 2001. The statement will require all derivatives to be recorded on the balance sheet at fair value and also prescribes special accounting for certain types of hedges. The Company has not entered into any derivative or hedge transactions, and, therefore, does not believe that SFAS No. 133 will have a material effect on its financial condition or results of operations.

(16) Subsequent Events

     Subordinated Debt

     In January and February 2000, Norton Herrick sold an additional $4,224 principal amount of the note issued to him in December 1998 to two unaffiliated third parties which was converted into 379,662 shares of the Company's common stock. Under the December 1998 letter agreement, the Company issued to Norton Herrick warrants to purchase an additional 98,554 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction. The Company issued warrants to purchase 340,000 shares of its common stock at $12.50 per share to one of the unaffiliated third parties as an inducement to convert the note resulting in a reduction in long term debt.

     In January and February 2000, Evan Herrick loaned the Company an additional $2,000 for which he received a $2,000 principal amount 9% convertible promissory note due December 31, 2004. The note is convertible into shares of the Company's common stock at $11.125 per share, which was the market value on the date the note was issued.

     In February 2000, the unaffiliated third party holder of the $4.800 9% promissory note converted an additional $600 of the note into 53,932 shares of the Company's common stock.

     Warrants and Options

     Subsequent to December 31, 1999, in addition to the 438,554 warrants granted above, the Company granted plan options and warrants to purchase a total of 1,211,000 shares of the Company's common stock to officers and consultants. The options and warrants vest at various times and have exercise periods of five and ten years. Exercise prices range from $10.375 to $21.50 per share. In addition, the Company canceled five-year plan options to purchase a total of 2,700 shares of the Company's common stock.

     Termination of Contingent Put Rights

     In January 2000, rights to sell back to the Company 50,000 shares, valued at $644, issued to one of the sellers in connection with the acquisitions, terminated due to the Company's common stock exceeding the price agreed to in the acquisition agreement for the period specified in the acquisition agreement.

                                MEDIABAY, INC.

                  Notes to Consolidated Financial Statements
                    Years ended December 31, 1998 and 1999
                 (Dollars in thousands, except per share data)

(17) Sale of Equity

     The Company's Registration Statement on Form SB-2 for a follow-on primary offering was declared effective by the Securities and Exchange Commission on March 15, 2000. On March 20, 2000, the Company closed its offering of 3,650,000 shares of its Common Stock at a price of $9.00 per share for gross proceeds of $32,850. The Company estimates expenses of approximately $3,200 related to the offering, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES for the years ended December 31, 1999 and 1998






                                                           Balance         Amounts                   Write-Offs     Balance
                                                        Beginning of     Charged to      Amounts       Against      End of
                                                           Period        Net Income     Acquired      Reserves      Period
                                                       --------------   ------------   ----------   ------------   --------
Allowances for sales returns and doubtful accounts:
Year Ended December 31, 1999                               $1,840          $18,848       $1,264        $16,041      $5,911
Year Ended December 31, 1998                               $1,449          $ 8,257       $  422        $ 8,288      $1,840