Form 10QSB
period 2000-03-31
MEDIABAY INC
filed 2000-05-15
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to ________

                         Commission file number 1-13469

                                 MediaBay, Inc.
-------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         Florida                                            65-0429858
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employment
incorporation or organization)                              Identification No.)

20 Community Place, Morristown, New Jersey                  07960
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:             (973) 539-9528
                                                            --------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes __X__    No _____

As of May 10, 2000, there were 13,421,866 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)
Yes _____    No __X__

                                 MEDIABAY, INC.

                          Quarter ended March 31, 2000
                                   Form 10-QSB
                                      Index

                                                                           Page
                                                                           ----
PART I:  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheet at March 31, 2000 (unaudited)             3

         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and 2000 (unaudited)                            4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and 2000 (unaudited)                                  5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           9

PART II: Other information

Item 2:  Changes in Securities and Use of Proceeds                           13

Item 6:  Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          14

         Financial Data Schedule                                             15

                                 MEDIABAY, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                              March 31, 2000
                                                                                              --------------
                                     Assets
Current assets:
     Cash and cash equivalents                                                                    $  27,858
      Short-term investments                                                                            100
      Accounts receivable, net of allowances for sales returns and doubtful
      accounts of $3,756                                                                              7,031
     Inventory                                                                                        7,807
     Prepaid expenses and other current assets                                                        1,682
     Deferred financing costs - current                                                               2,135
     Royalty advances                                                                                 4,890
     Deferred member acquisition cost - current                                                       4,760
                                                                                                  ---------
          Total current assets                                                                       56,263
Fixed assets, net of accumulated depreciation of $1,067                                               1,564
Deferred member acquisition costs - non-current                                                       4,846
Non-current prepaid expenses                                                                            202
Other intangibles, net                                                                               10,424
Goodwill, net                                                                                        47,271
                                                                                                  ---------
                                                                                                  $ 120,570
                                                                                                  =========

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                        $  16,069
     Current portion - long-term debt                                                                27,373
                                                                                                  ---------
          Total current liabilities                                                                  43,442
                                                                                                  ---------
Long-term debt                                                                                        9,976
                                                                                                  ---------
Preferred stock, no par value, authorized 5,000,000 shares; no shares
     issued and outstanding                                                                              --
Common stock subject to contingent put rights                                                         3,639
Common stock; no par value, authorized 75,000,000 shares; issued and
     outstanding 13,421,866                                                                          93,701
Contributed capital                                                                                   3,455
Accumulated deficit                                                                                 (33,643)
                                                                                                  ---------
           Total common stockholders' equity                                                         63,513
                                                                                                  ---------
                                                                                                  $ 120,570
                                                                                                  =========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                          Three months ended March 31,
                                                                         1999                    2000
                                                                       --------                --------
Sales                                                                  $ 12,827                $ 16,127
Returns, discounts and allowances                                         2,898                   5,181
                                                                       --------                --------
         Sales, net                                                       9,929                  10,946
Cost of sales                                                             4,626                   5,750
                                                                       --------                --------
         Gross profit                                                     5,303                   5,196
Expenses:
    Advertising and promotion                                             1,486                   2,440
    General and administrative                                            2,015                   3,182
    Depreciation and amortization                                         1,414                   1,983
                                                                       --------                --------
         Operating income (loss)                                            388                  (2,409)
    Interest expense, net of interest income of $23 and
        $54 in 1999 and 2000, respectively                                1,053                   1,068
                                                                       --------                --------
         Net loss                                                      $   (665)               $ (3,477)
                                                                       ========                ========
Net loss per share of common stock
      (basic and diluted)                                              $   (.09)               $   (.34)
                                                                       ========                ========



See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Three months ended March 31,
                                                                                  1999                 2000
                                                                                --------             --------

Cash flows from operating activities:
    Net loss                                                                    $   (665)            $ (3,477)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              1,414                1,983
        Amortization of deferred member costs                                         74                1,117
        Amortization of deferred financing fees                                       76                  136
        Changes in asset and liability accounts:
           (Increase) decrease in accounts receivable, net                          (728)               1,860
           (Increase) in inventory                                                    (9)                (570)
           (Increase) in prepaid expenses                                           (925)                (601)
           (Increase) in royalty advances                                           (364)              (1,109)
           (Increase) in deferred member acquisition costs                        (1,651)              (1,427)
           Increase (decrease) in accounts payable and accrued
           expenses                                                                  149                 (486)
                                                                                --------             --------
                  Net cash used in operating activities                           (2,629)              (2,574)
                                                                                --------             --------
Cash flows from investing activities:
        Acquisition of fixed assets                                                  (49)                (221)
        Additions to goodwill relating to acquisitions                              (741)                 (97)
                                                                                --------             --------
                  Net cash used in investing activities                             (790)                (318)
                                                                                --------             --------
Cash flows from financing activities:
        Net proceeds from issuance of common stock                                  --                 29,491
        Increase in borrowings under revolving credit agreements                   3,000                 --
        Procceds from issuance of long-term debt                                    --                  2,000
        Payment of long-term debt                                                 (1,250)                (930)
        Increase in deferred financing costs                                        --                     (9)
                                                                                --------             --------
                  Net cash provided by financing activities                        1,750               30,552
                                                                                --------             --------
Net (decrease) increase in cash and cash equivalents                              (1,669)              27,660
Cash and cash equivalents at beginning of period                                   2,686                  198
                                                                                --------             --------
Cash and cash equivalents at end of period                                      $  1,017             $ 27,858
                                                                                ========             ========


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

(1)  Organization

     MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a leading marketer of premium spoken word content, including audiobooks and old time radio, and classic video programs. The Company markets audiobooks primarily through its Audio Book Club. Its old time radio and classic video programs are marketed through direct-mail catalogues and, on a wholesale basis, to major retailers. All of the Company's products are also available for purchase over the Internet through its content-rich media portal at MediaBay.com and its channels and audiobookclub.com.

(2)  Significant Accounting Policies

     Basis of Presentation

     The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1999. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)  Long-term Debt

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

     In January and February 2000, Evan Herrick, son of the Company's Chairman, loaned the Company an additional $2,000 for which he received $2,000 principal amount 9% convertible promissory notes due December 31, 2004. The notes were initially convertible into shares of the Company's common stock at $11.125 per share, which was the market value on the date the note was issued. The loans evidenced by the notes were intended to be short-term and serve as a "bridge" to replacement financing. At the time of issuance of the convertible notes, the Company's board of directors resolved to seek to replace or refinance the convertible notes and accept a proposal for refinancing, whether or not (i) as favorable as the convertible notes including, without limitation, providing for a higher interest rate or lower conversion price, (ii) requiring the issuance of equity securities and/or (iii) requiring the payment of fees.

     In February 2000, the unaffiliated third-party holder of the $4,800 9% promissory note converted $600 of the note into 53,932 shares of the Company's common stock.

(4)  Stockholders' Equity and Stock Options and Warrants

Sale of Equity

     The Company's Registration Statement on Form SB-2 for a follow-on primary offering was declared effective by the Securities and Exchange Commission on March 15, 2000. On March 20, 2000, the Company closed its offering of 3,650,000 shares of Common Stock at a price of $9.00 per share for gross proceeds of $32,850. The Company incurred expenses of $3,359 related to the offering, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses.

Stock Options and Warrants

     In the first quarter of 2000, in addition to the 98,554 warrants described in note 3 above, the Company granted plan options and warrants to purchase a total of 926,000 shares of the Company's common stock to officers, employees and consultants. The options and warrants vest at various times and have exercise periods of five and ten years. Exercise prices range from $8.125 to $14.875 per share. The Company canceled five-year plan options to purchase a total of 6,900 shares of the Company's common stock. The Company also issued and subsequently canceled prior to March 31, 2000 warrants to purchase 640,000 shares of its common stock.

Termination of Contingent Put Rights

     In January 2000, rights to sell back to the Company 50,000 shares, valued at $644, issued to one of the sellers in connection with the acquisitions, terminated due to the Company's common stock exceeding the price agreed to in the acquisition agreement for the period specified in the acquisition agreement.

(5)  Net Loss Per Share of Common Stock

     The weighted average number of common shares used in the net loss per share computations for the three months ended March 31, 1999 and 2000 were 7,078,920 and 10,253,079, respectively.

     Common equivalent shares, as calculated under the treasury stock method, that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because they would have been antidilutive were 963,447 for the three months ended March 31, 1999 and 1,036,127 for the three months ended March 31, 2000.

(6)  Supplemental Cash Flow Information

     Cash paid for interest expense was $1,092 and $920 for the three months ended March 31, 1999 and 2000, respectively.

(7)  Subsequent Events

     In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from the follow-on primary offering, representing the remaining term portion of such debt. As a result, the Company will expense deferred financing fees in the amount of $2,135 and will classify such expense as an extraordinary item arising from the early extinguishment of debt. The Company also amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. The revolving credit facility bears interest at 11.50% and matures on June 30, 2000. The Company is currently working to replace this revolving credit facility and believes it can do so on favorable terms.

     Subsequent to March 31, 2000, the Company granted plan options and warrants to purchase a total of 330,250 shares of the Company's common stock to officers, employees and consultants. The options vest at various times and have an exercise period of five years. Exercise prices range from $4.00 to $7.50. In addition, the Company cancelled options and warrants to purchase 1,250 shares of the Company's common stock.

     In April 2000, the Company's Board of Directors determined that reducing the conversion price of the $3,000 principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick to the then current market value of the Company's common stock would be more favorable to the Company than accepting the alternatives available to the Company to refinance or replace the notes. The Company revised the terms of the $3,000 principal amount 9% convertible promissory notes due December 31, 2004 to Evan Herrick. The note is currently convertible into shares of the Company's common stock at $4.00 per share, which was the market value on the date the terms were revised.

                                     ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Introduction

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this
Quarterly Report are forward looking statements that involve risks and uncertainties, including but not limited to, the Company's ability to successfully implement a strategy of continued growth and other risks described in the Company's Registration Statement on Form SB-2 (No. 333-95793). The Company's actual results may differ materially from the results discussed in any forward looking statement.

     The Company is a leading provider of premium spoken word content and products in hard goods and digital download formats via the Internet and various offline methods. The Company markets its audiobooks through Audio Book Club, the largest membership-based club of its kind with approximately 1.8 million members, and the Company's audiobookclub.com web site. The Company sells audiobooks in a club format through its Audio Book Club and via the Internet through its audiobookclub.com site, and on a retail basis through the audiobook channel on MediaBay.com. The Company sells its old time radio and classic video programs on a retail basis through direct marketing and via the Internet through the old time radio and classic video channels on MediaBay.com, as well as on a wholesale basis to major retailers.

         As a result of the timing of the Company's marketing activities within a given year or quarter, the impact of capitalizing new member direct response marketing costs and the timing of acquisitions and related costs, including increased interest expense and goodwill and other intangible asset amortization expense, comparisons of the Company's historical operating results from period to period may not be meaningful.


Results of Operations

(Dollars in thousands, except per share data)

          Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Gross sales for the three months ended March 31, 2000 were $16,127 an increase of $3,300 or 25.7%, as compared to $12,827 for the three months ended March 31, 1999. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base and sales from members of Doubleday Direct's Audiobooks Direct for the three months ended March 31, 2000. Doubleday Direct's Audiobooks Direct was acquired in June 1999.

     Returns, discounts and allowances for the three months ended March 31, 2000 were $5,181 as compared to $2,898 for the prior comparable period. The increase in returns, discounts and allowances was primarily due to the increase in Audio Book Club gross sales which has a historically higher return rate than the Company's radio and video products.

     Principally as a result of higher gross sales, net sales for the three months ended March 31, 2000 increased $1,017 to $10,946.

     Cost of sales for the three months ended March 31, 2000 increased $1,124 to $5,750 from $4,626 in the prior comparable period. Cost of sales as a percentage of net sales increased to 52.5% from 46.6% principally due to a change in the product and customer mix of sales among the Company's product lines. As a result, gross profit was relatively constant for the three months ended March 31, 2000 as compared to the prior comparable period.

     Advertising and promotion expenses (for acquisition and retention of new members) increased $954 or 64.2% to $2,440 for the three months ended March 31, 2000 as compared to $1,486 in the prior comparable period. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit which was estimated at 30 months based on the Company's historical experience over the preceding five years. The increase in advertising and promotion expenses resulted primarily from the increased amortization expense related to previously capitalized advertising costs resulting from the change in accounting.

     General and administrative expenses for the three months ended March 31, 2000 increased $1,167 to $3,182 from $2,015 for the three months ended March 31, 1999. General and administrative expense increases are principally attributable to the increase in sales and a corresponding increase in bad debt expense and increased personnel and related costs as the Company continues to grow and expand MediaBay.com and its commitment to the digital age of spoken word delivery.

     Depreciation and amortization expenses for the three months ended March 31, 2000 were $1,983, an increase of $569, as compared to $1,414 for the prior comparable period. The increase in depreciation expense relates to computer equipment and amortization of web development costs as the Company continues to increase its web presence and expand its digital download capabilities. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's acquisition of Doubleday Direct's Audiobooks Direct.

     Net interest expense for the three months ended March 31, 2000 was $1,068 as compared to $1,053 for the three months ended March 31, 1999.

     Primarily due to increased amortization expense for capitalized advertising costs, increases in general and administrative expenses due to sales increases and the Company's continued growth including the expansion of MediaBay.com and increased amortization of goodwill and intangible costs relating to the acquisition of Doubleday Direct's Audiobooks Direct, the net loss for the three months ended March 31, 2000 increased $2,812 to $3,477, or $.34 per share, as compared to a net loss of $665 or $.09 per share for the three months ended March 31, 1999.


Liquidity and Capital Resources

     Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principle shareholders. Our capital requirements have been and will continue to be significant due to, among other things, expansion of operations, costs associated with direct mail campaigns, other new member recruitment advertising and promotion and brand building and expanding Internet operations. Historically, the Company's cash requirements have exceeded cash flows from operations.

     For the three months ended March 31, 2000, the Company's cash increased by $27,660 as the Company used net cash of $2,574 and $318 for operating and investing activities, respectively, and had cash provided by equity raising and financing activities of $30,552. Net cash used in operations principally consisted of the net loss of $3,477, increases in inventories of $570, prepaid expenses of $601, royalty advances of $1,109 and a net increase in deferred member acquisition costs of $310. Net cash used in operations was partially offset by depreciation and amortization expenses included in the net loss of $1,983 and a decrease in accounts receivable of $1,860.

     The increase in inventory is primarily due to the timing of purchases. The increase in prepaid expenses is primarily related to direct mail activities commencing in the second quarter. The increase in royalty advances is primarily attributable to the renewal and expansion to include digital downloads of a licensing agreement with one of the Company's significant publishers. The decrease in accounts receivable was primarily attributable to the collection of retail receivables from the holiday selling season from the Company's radio and video programs.

     Cash used in investing activities was for the acquisition of fixed assets, principally for computer equipment and web development and additions to goodwill for additional costs incurred in the acquisitions.

     In March 2000, the Company closed its offering of 3,650,000 shares of its Common Stock at a price of $9.00 per share for gross proceeds of $32,850. Net proceeds after expenses of $3,359, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses, were $29,491.

     In January and February 2000, two unaffiliated third parties converted $4,224 principal amount of convertible promissory notes into 379,662 shares of the Company's common stock.

     In January and February 2000, Evan Herrick, the son of the Company's chairman, loaned the Company an additional $2,000 in the form of 9% convertible promissory notes due December 31, 2004. The loans evidenced by the notes were intended to be short-term and serve as a "bridge" to replacement financing. At the time of issuance of the convertible notes, the Company's board of directors resolved to seek to replace or refinance the convertible notes and accept a proposal for refinancing, whether or not (i) as favorable as the convertible notes including, without limitation, providing for a higher interest rate or lower conversion price, (ii) requiring the issuance of equity securities and/or
(iii) requiring the payment of fees.

     In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from the follow-on primary offering, representing the remaining term portion of such debt. As a result, the Company will expense deferred financing fees in the amount of

$2,135 and will classify such expense as an extraordinary item arising from the early extinguishment of debt.

     In April 2000, the Company amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. The revolving credit facility bears interest at 11.50% and matures on June 30, 2000. The Company is currently working to replace this revolving credit facility and believes it can do so on favorable terms.

     In April 2000, the Company's Board of Directors determined that reducing the conversion price of the $3,000 principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick to the then current market value of the Company's common stock would be more favorable to the Company than accepting the alternatives available to the Company to refinance or replace the notes. The Company revised the terms of the $3,000 principal amount 9% convertible promissory notes due December 31, 2004 to Evan Herrick. The note is currently convertible into shares of the Company's common stock at $4.00 per share, which was the market value on the date the terms were revised.

Quarterly Fluctuations

     The Company's operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and Internet initiatives and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases and product returns.

     The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly Internet advertising and direct mail campaigns. The Company's gross profit margin is affected by the percentage of new Audio Book Club member enrollment purchases. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four audiobooks for either $.99 or $.01 plus shipping and handling, result in an initial loss to the Company which is expected to be recovered through additional member purchases at regular prices. New member enrollment purchases typically account for a higher percentage of sales following significant Audio Book Club direct marketing activities.

     The Company believes that a significant portion of its sales of old-time radio and classic video programs are gift purchases by consumers. Therefore, the Company tends to experience increased sales of these products in the fourth quarter in anticipation of the holiday season and the second quarter in anticipation of Fathers' Day.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.

               In January 2000, the Company issued four-year warrants to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share to a consultant pursuant to a consulting agreement.

               In January 2000, the Company issued warrants to purchase 98,554 shares of Common Stock to its Chairman at an exercise price of $8.41 per share pursuant to a December 1998 letter agreement. These warrants expire on December 31, 2003.

               In January and February 2000, the Company issued 433,594 shares of Common Stock to third parties upon conversion of convertible promissory notes at a conversion price of $11.125 per share.

               In January and February 2000, the Company issued $2,000 principal amount convertible promissory notes due December 31, 2004 to the son of our Chairman. The convertible notes bear interest at the rate of 9% per year and are currently convertible into shares of Common Stock at the rate of $4.00 of principal or interest outstanding per share, subject to adjustment.

               The Company also issued and subsequently canceled prior to March 31, 2000 warrants to purchase 640,000 shares of its common stock.

               All  of  the   foregoing   securities   were  issued  in  private
          transactions   pursuant  to  an   exemption   from  the   registration
          requirement offered by Section 4(2) of the Securities Act of 1933.

               During the three months ended March 31, 2000, we issued options under our 1999 Stock Incentive Plan to purchase 916,000 shares of Common Stock to certain individuals, including officers and directors. We relied on the exemptions provided Section 4(2) of the Securities Act of 1933 in connection with the issuance of such options.



Item 6:  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 27        Financial Data Schedule

     (b)  Reports on Form 8-K

          None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MediaBay, Inc.



Dated:   May 12, 2000      By:           /s/ Michael Herrick
                                         -------------------------------------
                                         Michael Herrick
                                         Chief Executive Officer and President

Dated    May 12, 2000      By:           /s/ John F. Levy
                                         -------------------------------------
                                         John F. Levy
                                         Chief Financial and Accounting Officer