Form 10KSB/A
period 1999-12-31
MEDIABAY INC
filed 2000-06-27
CIK 1040973

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

          |X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the fiscal year ended December 31, 1999

                                       OR

          |_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the transition period from __________ to ________________

                        Commission File Number 001-13469

                                 MEDIABAY, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Florida                                        65-0429858
   --------------------------------                     ------------------
   (State or Other Jurisdiction                         (I.R.S. Employer
   of Incorporation or Organization)                    Identification No.)

20 Community Place, Morristown, NJ                            07960
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)

                                 (973) 539-9528
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

       Securities registered pursuant to Section 12(g)of the Exchange Act:

                                  Common Stock
                                 --------------
                                 Title of Class

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

    10.13 Modification Letter, dated December 31, 1998, among Norton Herrick, the Registrant, and Fleet National Bank.+++++

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

    10.18 1997 Stock Option Plan+

    10.19 1999 Stock Incentive Plan++++++

     21.1 Subsidiaries of the Company+++++++++

     23.1 Consent of Deloitte & Touche LLP*

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

+++++++ Incorporated by reference to the applicable exhibit contained in our Current Reort on Form 8-K dated June 29, 1999.

++++++++ Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

+++++++++ Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-95793) effective March 14, 2000.

*    Filed herewith

(b)  Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts and Reserves

(c)  Reports on Form 8-K filed during the quarter ended December 31, 1999.

                                      None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDIABAY, INC.


                                          By: /s/  John F. Levy
                                          --------------------------------------
                                          John F. Levy, Executive  President and
Dated : June 23, 2000                                    Chief Financial Officer