Form 10QSB
period 2000-06-30
MEDIABAY INC
filed 2000-08-14
CIK 1040973

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                    OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________


                         Commission file number 1-13469


                                 MediaBay, Inc.
        (Exact name of Small Business Issuer as specified in its charter)


           Florida                                           65-0429858
(State or other jurisdiction of                         (I.R.S. Employment
 incorporation or organization)                         Identification No.)


2 Ridgedale Avenue, Suite 300, Cedar Knolls, New Jersey                07927
       (Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code:                 (973) 539-9528


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.

Yes __X__    No _____

As of August 9, 2000, there were 13,421,866 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes _____    No __X__

                                 MediaBay, Inc.
                           Quarter ended June 30, 2000
                                   Form 10-QSB

                                      Index


                                                                            Page
PART I:  Financial Information.

Item 1:  Financial Statements.

         Consolidated Balance Sheet at June 30, 2000 (unaudited)               3

         Consolidated Statements of Operations for the three and six months
         ended June 30, 1999 and 2000 (unaudited)                              4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 2000 (unaudited)                                    5

         Notes to Financial Statements (unaudited)                             6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           10

PART II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                            17

Item 4.  Submission of Matters to Vote of Security Holders                    17

Item 6:  Exhibits and Reports on Form 8-K.                                    18

         Signatures                                                           19

         Articles of Amendment to Articles of Incorporation                   20

         Financial Data Schedule                                              22

                                 MEDIABAY, INC.
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                       Assets                    June 30, 2000
                                                                 -------------
Current assets:
  Cash and cash equivalents                                        $    134
  Accounts receivable, net of allowances for sales returns and
    doubtful accounts of $3,933                                       6,122
  Inventory                                                           7,674
  Prepaid expenses and other current assets                           1,201
  Royalty advances                                                    4,098
  Deferred member acquisition costs - current                         6,497
                                                                   --------
      Total current assets                                           25,726

Fixed assets, net of accumulated depreciation of $1,221               1,903
Deferred member acquisition costs - non-current                       6,569
Non-current prepaid expenses                                            360
Investment in I-Jam Multimedia LLC                                    2,000
Other intangibles, net                                                9,246
Goodwill, net                                                        48,653
                                                                   --------
                                                                   $ 94,457
                                                                   ========
                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                            $ 15,767
  Short-term debt                                                     6,580
                                                                   --------
      Total current liabilities                                      22,347
                                                                   --------
Long-term debt                                                        9,976
                                                                   --------
Commitments and contingencies
  Preferred stock, no par value, authorized 5,000,000 shares; no shares issued and outstanding
  Common stock subject to contingent puts                             3,639
  Common stock; no par value, authorized 150,000,000 shares;
    13,421,866 issued and outstanding                                93,642
  Contributed capital                                                 3,791
  Accumulated deficit                                               (38,938)
                                                                   --------
      Total common shareholders' equity                              58,495
                                                                   --------
                                                                   $ 94,457
                                                                   ========


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                   Three months ended       Six months ended
                                                                        June 30,                 June 30,
                                                                  --------------------    --------------------
                                                                    1999        2000        1999        2000
                                                                  --------    --------    --------    --------
Sales                                                             $ 12,545    $ 16,175    $ 25,372   $ 32,302
Returns, discounts and allowances                                    3,582       3,699       6,480       8,880
                                                                  --------    --------    --------    --------
  Sales, net                                                         8,963      12,476      18,892      23,422
Cost of sales                                                        4,682       6,547       9,308      12,297
                                                                  --------    --------    --------    --------
  Gross profit                                                       4,281       5,929       9,584      11,125
Expenses:
  Advertising and promotion                                          1,611       3,136       3,097       5,576
  General and administrative                                         2,024       3,462       4,039       6,644
  Depreciation and amortization                                      1,451       1,964       2,865       3,947
                                                                  --------    --------    --------    --------
  Operating loss                                                      (805)     (2,633)       (417)     (5,042)
  Interest expense, net of interest income of $64 and $42 for three months ended June 30, 1999 and 2000 and $87 and $96 for
  the six months ended June 30,1999 and 2000, respectively           1,119         510       2,172       1,578
                                                                  --------    --------    --------    --------
  Loss before extraordinary item                                    (1,924)     (3,143)     (2,589)     (6,620)
  Extraordinary loss on early extinguishment of debt                            (2,152)                 (2,152)
                                                                  --------    --------    --------    --------
  Net loss                                                        $ (1,924)   $ (5,295)   $ (2,589)   $ (8,772)
                                                                  ========    ========    ========    ========

  Basic and diluted loss per share:
    Loss before extraordinary item                                $   (.25)   $   (.23)   $   (.35)   $   (.56)
    Extraordinary item                                                            (.16)                   (.18)
                                                                  --------    --------    --------    --------
    Net loss                                                      $   (.25)   $   (.39)   $   (.35)   $   (.74)
                                                                  ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six months ended June 30,
                                                            -------------------------
                                                                1999        2000
                                                              --------    --------
Cash flows from operating activities:
  Net loss                                                    $ (2,589)   $ (8,772)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                              2,865       3,947
      Amortization of deferred member acquisition costs            299       2,528
      Amortization of deferred financing fees                      152         222
      Extraordinary loss on early extinguishment of debt            --       2,152
      Changes in asset and liability accounts:
        (Increase) decrease in accounts receivable, net         (1,578)      2,770
        (Increase) in inventory                                   (546)       (491)
        (Increase) decrease in prepaid expenses                   (598)        109
        (Increase) in royalty advances                            (563)     (1,163)
        (Increase) in deferred member acquisition costs         (4,750)     (6,298)
        Increase (decrease) in accounts payable
          and accrued expenses                                   2,863        (789)
                                                              --------    --------
            Net cash used in operating activities               (4,445)     (5,785)
                                                              --------    --------
Cash flows from investing activities:
      Capital expenditures                                        (276)       (711)
      Maturity of short-term investment                            500         100
      Purchase of short-term investment                           (100)         --
      Acquisition of Audiobooks Direct                         (18,799)         --
      Investment in I-Jam                                           --      (2,000)
      Additions to goodwill relating to acquisitions              (596)     (1,207)
                                                              --------    --------
            Net cash used in investing activities              (19,271)     (3,818)
                                                              --------    --------
Cash flows from financing activities:
      Increase in borrowings under amended credit agreement     10,750          --
      Net proceeds from issuance of common stock                 8,367      29,432
      Net proceeds from issuance of long-term debt               4,350       2,000
      Payments of long-term debt                                (1,500)    (21,723)
      Increase in deferred financing costs                        (343)       (170)
                                                              --------    --------
            Net cash provided by financing activities           21,624       9,539
                                                              --------    --------
Net decrease in cash and cash equivalents                       (2,092)        (64)
Cash and cash equivalents at beginning of period                 2,686         198
                                                              --------    --------
Cash and cash equivalents at end of period                    $    594    $    134
                                                              ========    ========


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                  (Dollars in thousands, except per share data)

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)  Organization

     MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a leading marketer of premium spoken word audio content, including audiobooks and old time radio programs in hard goods and digital download formats via the Internet and traditional offline methods. The Company markets audiobooks primarily through its Audio Book Club membership club and its website at www.audiobookclub.com. Its old time radio and classic video programs are marketed through direct-mail catalogue, on a wholesale basis to major retailers and via the old-time radio channel on MediaBay.com. The Company's products are also available for purchase over the Internet through its content-rich media portal at www.MediaBay.com in both hard goods and secure digital download formats.

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

(3)  Investment in I-Jam Multimedia LLC

     The Company invested $2,000 in I-Jam MultiMedia LLC, a pioneer in the development of portable digital audio devices. The Company acquired a 4% equity interest in I-Jam with an option to purchase an additional equity interest in I-Jam.

(4)  Debt and Extraordinary Item

     In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from its follow-on primary offering, representing the remaining term portion of such debt. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt. The Company also repaid $500 of its revolving term debt and amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined and to include covenants relative to the Company's operating performance. The revolving credit facility bears interest at prime plus an applicable margin. At June 30, 2000 the interest rate was 12.00%. The facility matures on November 30, 2000. The Company is currently working to replace this revolving credit facility.

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

(5)  Shareholders' Equity and Stock Options and Warrants

Sale of Equity

     The Company's Registration Statement on Form SB-2 for a follow-on primary offering was declared effective by the Securities and Exchange Commission on March 15, 2000. On March 20, 2000, the Company closed its offering of 3,650,000 shares of Common stock at a price of $9.00 per share for gross proceeds of $32,850. The Company incurred expenses of $3,418 related to the offering, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses.

Changes in Shareholders Equity

     In June 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 150,000,000 shares.

Stock Options and Warrants

     In June 2000, the Company's shareholders adopted the Company's 2000 Stock Incentive Plan which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 3,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

     During the six months ended June 30, 2000, the Company granted both plan and non-plan options and warrants to purchase a total of 5,366,500 shares of the Company's common stock to officers, directors, Advisory Board members, employees and consultants. The options and warrants vest at various times and have exercise periods ranging from one to ten years. Exercise prices range from $4.00 to $14.875 per share. In addition, the Company canceled five-year options to purchase a total of 666,850 shares of the Company's common stock.

Termination of Contingent Put Rights

     In January 2000, rights to sell back to the Company 50,000 shares, valued at $644, issued to one of the sellers in connection with the acquisitions, terminated due to the Company's common stock exceeding the price agreed to in the acquisition agreement for the period specified in the acquisition agreement.

(6)  Net Loss Per Share of Common Stock

     The weighted average number of common shares used in the net loss per share computations for the three and six months ended June 30, 2000 were 13,421,866 and 11,837,473, respectively, and 7,762,986 and 7,418,699, respectively, for the comparable periods of the prior year.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 2,004,431 at June 30, 2000 and 1,428,931 at June 30, 1999.

(7)  Supplemental Cash Flow Information

     Cash paid for interest expense was $1,756 and $2,176 for the six months ended June 30, 2000 and 1999, respectively.

     Included in the total options and warrants granted during the six months ended June 30, 2000 were options and warrants granted to various consultants. These options were valued at $335 using the Black-Scholes valuation model, have been included in prepaid expenses and are being amortized over the period of service.

(8)  Subsequent Events

     Subsequent to June 30, 2000, the Company granted both plan and non-plan options and warrants to purchase a total of 13,500 shares of the Company's common stock to consultants. The options vest at various times, have an exercise period of five years and an average exercise price of $2.06 per share. In addition, the Company cancelled options and warrants to purchase 308,250 shares of the Company's common stock.

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

     The Company is a leading provider of premium spoken word audio content and products in hard goods and digital download formats via the Internet and various offline methods. The Company markets its audiobooks through Audio Book Club, the largest membership-based club of its kind with approximately 1.9 million members, and the Company's audiobookclub.com web site. The Company sells audiobooks in a club format through its Audio Book Club and via the Internet through its audiobookclub.com site, and on a retail basis through the audiobook channel on MediaBay.com. The Company sells its old time radio and classic video programs on a retail basis through direct marketing and via the Internet, through the old time radio and classic video channels on MediaBay.com, as well as on a wholesale basis to major retailers. The Company offers downloads of audiobooks, old-time radio shows and current and archived newspapers and magazines at MediaBay.com.

     The Company has undertaken a significant review of its strategic objectives and operations. While the Company remains committed to growth and believes strongly in both the potential of its core markets and the future of digital downloads of premium spoken word content, its priorities for the next eighteen months are to operate its core businesses on a more profitable basis and to improve cash flow. To this end, the Company has implemented a number of key initiatives. As a result of implementing a standardized merchandising program in its catalogs, the Company has begun to reduce the numbers of SKUs (Store Keeping Units) in its inventory. The Company has revised the logic used in determining customer shipments which it believes will reduce the level of customer returns and decrease the level of required inventory. The Company has revised its marketing strategies to focus on the acquisition of members who generate higher profits and will therefore substantially reduce the amounts expended on advertising both on the Internet and in direct mail. The Company believes these initiatives will substantially increase the profitability and improve the cash flow of its operations without reducing current sales levels.

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

     Results of Operations

(Dollars in thousands except per share data)

     Three Months Ended June 30, 2000 Compared to Three Months Ended
     June 30, 1999

     Gross sales for the three months ended June 30, 2000 were $16,175, an increase of $3,630 or 28.9% as compared to $12,545 for the three months ended June 30, 1999. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base and sales to members of Doubleday Direct's
Audiobooks Direct for the three months ended June 30, 2000. Doubleday Direct's Audiobooks Direct was acquired in June 1999.

     In addition, the Company recorded $1,000 of marketing revenue from I-Jam Multimedia LLC for promotion of the I-Jam digital audio player. I-Jam has agreed to create and promote an exclusive special edition Win-Jam digital audio player, the first player to exclusively support the Microsoft Windows Media Format, to MediaBay's millions of customers and monthly Web site visitors. I-Jam has agreed to pay MediaBay $2,000 for promotion and marketing of I-Jam products and the I-Jam brand through MediaBay's extensive online and offline-marketing channels. Under the terms of the agreement and based on services provided, the Company has recorded $1,000 through June 30, 2000.

     Returns, discounts and allowances for the three months ended June 30, 2000 were $3,699 or 22.9% of gross sales as compared to $3,582 or 28.6% of gross sales for the prior comparable period. The decrease in returns as a percentage of gross sales is primarily due to decreased returns from Audio Book Club members.

     Principally as a result of higher gross sales, net sales for the three months ended June 30, 2000 increased $3,513 or 39.2% to $12,476.

     Cost of sales for the three months ended June 30, 2000 increased $1,866 to $6,548 from $4,682 in the prior comparable period. Gross profit increased $1,648 to $5,929 for the three months ended June 30, 2000 from $4,281 in the prior comparable period. Gross profit as a percentage of net sales was relatively constant for both periods.

     Advertising and promotion expenses (for acquisition and retention of members) increased $1,525 or 94.7% to $3,136, for the three months ended June 30, 2000 as compared $1,611 in the prior comparable period. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit which was estimated at 30 months based on the Company's historical experience over the preceding five years. The increase in advertising and promotion expenses resulted primarily from the increased amortization expense related to previously capitalized advertising costs.

     General and administrative expenses for the three months ended June 30, 2000 increased $1,438 to $3,462 from $2,024 for the three months ended June 30, 1999. General and administrative expense increases are principally attributable to the increase in sales and a corresponding increase in bad debt expense and increased personnel and related costs as the Company continues to grow and expand MediaBay.com and its commitment to downloadable spoken word.

     Depreciation and amortization expenses for the three months ended June 30, 2000 were $1,964, an increase of $513, as compared to $1,451 for the prior comparable period. The increase in depreciation expense relates to computer equipment and amortization of web development costs as the Company continues to increase its web presence and expand its digital download capabilities. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's acquisition of Doubleday Direct's Audiobooks Direct.

     Net interest expense for the three months ended June 30, 2000 was $511 as compared to $1,119 for the three months ended June 30, 1999. The Company has reduced its debt by $39,044 since June 30, 1999.

     Net loss before an extraordinary item for the three months ended June 30, 2000 was $3,143 or $.23 per share compared to a net loss of $1,924 or $.25 per share for the three months ended June 30, 1999.

     In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from its follow-on primary offering, representing the remaining term portion of such debt. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt.

     Net loss for the three months ended June 30, 2000 was $5,295 or $.39 per share compared to the net loss of $1,924 or $.25 per share for the three months ended June 30, 1999.

     Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Gross sales for the six months ended June 30, 2000 were $32,302 an increase of $6,930 or 27.3%, as compared to $25,372 for the six months ended June 30, 1999. The increase in gross sales was primarily attributable to increased sales of audiobooks resulting from the continued expansion of Audio Book Club's membership base, sales to members of Doubleday Direct's Audiobooks Direct for the six months ended June 30, 2000 and the marketing revenue from I-Jam.

     Returns, discounts and allowances for the six months ended June 30, 2000 were $8,880 or 27.5% of gross sales as compared to $6,480 or 25.5% of gross sales for the prior comparable period. The increase in returns as a percentage of gross sales is primarily due to an increase in Audio Book Club gross sales which have a historically higher return rate than the Company's radio and video products. The increase in returns, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the six months ended June 30, 2000 increased $4,530 or 24% to $23,422.

     Cost of sales for the six months ended June 30, 2000 increased $2,989 to $12,297 from $9,308 in the prior comparable period. Gross profit increased $1,541 to $11,125 for the six months ended June 30, 2000 from $9,584 in the prior comparable period. Gross profit as a percentage of net sales declined principally as a result of a change in the product and customer mix of sales among the product lines including the promotion of discounted products in 2000. Such promotions are expected to be less significant in the future.

     Advertising and promotion expenses (for acquisition and retention of members) increased $2,479 to $5,576, for the six months ended June 30, 2000 as compared to $3,097 in the prior comparable period. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit which was estimated at 30 months based on the Company's historical experience over the preceding five years. The increase in advertising and promotion expenses resulted primarily from the increased amortization expense related to previously capitalized advertising costs.

     General and administrative expenses for the six months ended June 30, 2000 increased $2,605 to $6,644 from $4,039 for the six months ended June 30, 1999. General and administrative expense increases are principally attributable to the increase in sales and a corresponding increase in bad debt expense and increased personnel and related costs as the Company continues to grow and expand MediaBay.com and its commitment to the digital age of spoken word delivery.

     Depreciation and amortization expenses for the six months ended June 30, 2000 were $3,947, an increase of $1,082, as compared to $2,854 for the prior comparable period. The increase in depreciation expense relates to computer equipment and amortization of web development costs as the Company continues to increase its web presence and expand its digital download capabilities. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's acquisition of Doubleday Direct's Audiobooks Direct.

     Net interest expense for the six months ended June 30, 2000 was $1,578 as compared to $2,172 for the six months ended June 30, 1999. The Company has reduced its debt by $39,044 since June 30, 1999.

     Net loss before an extraordinary item for the six months ended June 30, 2000 was $6,620 or $.56 per share compared to a net loss of $2,589 or $.35 per share for the six months ended June 30, 1999.

     In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from its follow-on primary offering, representing the remaining term portion of such debt. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt.

     Net loss for the six months ended June 30, 2000 was $8,772 or $.74 per share compared to the net loss of $2,589 or $.35 per share for the three months ended June 30, 1999.

Liquidity and Capital Resources

     Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principle shareholders. Our capital requirements have been and will continue to be significant due to, among other things, expansion of operations, costs associated with direct mail campaigns, other new member recruitment advertising and promotion and brand building, expanding Internet operations and investments in content and infrastructure to support the digital downloads of premium spoken word content. Historically, the Company's cash requirements have exceeded cash flows from operations.

     During the six months ended June 30, 2000, the Company's cash decreased $64, as the Company used net cash of $5,785 for operating activities and $3,818 for investing activities and provided cash from financing activities of $9,539.

     Net cash used in operations for the six months ended June 30, 2000 principally consisted of the net loss of $8,772, partially offset by depreciation and amortization of $3,947 and an extraordinary write-off of deferred financing fees of $2,152 relating to the repayment of $21,723 in bank debt, and decreases in accounts receivable of $2,770 and prepaid expenses of $109, respectively. Cash flow used in operations was also effected by increases in inventories of $491, royalty advances of $1,163 and a net increase in deferred member acquisition costs of $3,770.

     The increase in inventory in the six months ended June 30, 2000 is primarily due to the timing of purchases. The increase in royalty advances is primarily attributable to renewal and expansion (to include digital downloads) of a licensing agreement with one of the Company's significant publishers, as well as continued licensing of both audiobook club rights and digital downloadable content. The decrease in accounts receivable was primarily attributable to the timing of sales and related collections among the Company's businesses including the collection of wholesale receivables from the sale of radio programs during the Holiday selling season. The increase in deferred member acquisition costs is attributable to both the Audio Book Club and old time radio Spring direct response advertising campaigns.

     Cash used in investing activities during the six months ended June 30, 2000 was for the acquisition of fixed assets, principally for computer equipment, audio equipment for the Radio Group and web development and additions to goodwill for additional costs incurred in the acquisitions. The Company invested $2,000 in I-Jam MultiMedia LLC, a pioneer in the development of portable digital audio devices. The Company acquired a 4% equity interest in I-Jam with an option to purchase an additional equity interest.

     In March 2000, the Company closed its offering of 3,650,000 shares of its Common stock at a price of $9.00 per share for gross proceeds of $32,850. Net proceeds after expenses of $3,418, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses, were $29,432.

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

     In March 2000, the Company made a quarterly payment of principal on its term debt of $930. In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from the follow-on primary offering, representing the remaining term portion of such debt.

     In April 2000, the Company amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. The revolving credit facility bears interest at prime plus an applicable margin. At June 30, 2000 the interest rate was 12.00%. In June 2000, the Company paid down its short-term bank debt by $500. In August 2000, the Company further amended its loan agreement. The revolving debt currently matures on November 30, 2000 and includes covenants relative to the Company's operating performance. The Company is currently working to replace this revolving credit facility.

     In April 2000, the Company's Board of Directors determined that reducing the conversion price of the $3,000 principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick to the then current market value of the Company's common stock would be more favorable to the Company than accepting the alternatives available to the Company to refinance or replace the notes. The Company revised the terms of the $3,000 principal amount 9% convertible promissory notes due December 31, 2004 to Evan Herrick. The notes are currently convertible into shares of the Company's common stock at $4.00 per share, which was the market value on the date the terms were revised.

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

Part II - Other Information

     Item 2. Changes in Securities and Use of Proceeds.

     During the three months ended June 30, 2000, we issued options under our 1999 Stock Incentive Plan to purchase a total of 550,250 shares of common stock to certain individuals, including officers and consultants. We also issued options under our 2000 Stock Incentive Plan to purchase 2,400,250 of common stock to certain individuals including officers and, in addition, we granted warrants to acquire 850,000 shares of common stock. We relied on the exemptions provided in Section 4(2) of the Securities Act of 1933 in connection with the issuance of such options.

     Item 4. Submission of Matters to Vote of Security Holders

     An Annual Meeting of Shareholders was held on June 23, 2000, at which time Mr. Howard Herrick and Mr. Carl Wolf were reappointed to serve as Class III directors, in each case, until the Annual Meeting of Shareholders of the Company to be held in 2003. Shareholder voting for these directors was as follows:

     Director                               Votes For          Votes Withheld
     --------                               ---------          --------------

     Howard Herrick                         9,579,738             226,484
     Carl Wolf                              9,585,888             220,334

     The following directors continue to serve as directors for the term indicated opposite their respective names:

     Director                             Class          Expiration of Term
     --------                             -----          ------------------
     Norton Herrick                         I                   2001
     Jesse Faber                            I                   2001
     Michael Herrick                        II                  2002
     Roy Abrams                             II                  2002
     Carl Amari                             II                  2002

     In addition at the Meeting, the Company's shareholders approved the following matters:

     (i) an amendment to the Company's Articles of Incorporation to increase the authorized common stock from 75,000,000 to 150,000,000 by a vote of 9,292,058 and 496,804 against and 17,360 abstaining; and

     (ii) the adoption and approval of the Company's 2000 Stock Incentive Plan by a vote of 4,824,201 for, 624,526 against and 41,100 abstaining.

Item 6: Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 3.1    Articles of Amendment to Articles of Incorporation of the
                    Company

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

     None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MediaBay, Inc.


Dated: August 14, 2000                  By:  /s/  Michael Herrick
                                             ----------------------------------
                                             Michael Herrick
                                             Chief Executive Officer

Dated August 14, 2000                   By:  /s/  John F. Levy
                                             ----------------------------------
                                             John F. Levy
                                             Chief Financial and
                                             Accounting Officer