Form 10QSB
period 2000-09-30
MEDIABAY INC
filed 2000-11-13
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
Yes    X    No
   -------    -------------

As of November 13, 2000, there were 13,861,866 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes            No     X
   ----------    ----------

                                 MediaBay, Inc.
                        Quarter Ended September 30, 2000
                                   Form 10-QSB

                                      Index
                                                                           Page
                                                                           ----
PART I:  Financial Information

Item 1: Financial Statements

        Consolidated Balance Sheet at September 30, 2000 (unaudited)          3

        Consolidated Statements of Operations for the three and nine
        months ended September 30, 1999 and 2000 (unaudited)                  4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1999 and 2000 (unaudited)                         5

        Notes to Consolidated Financial Statements (unaudited)                6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

PART II: Other Information

Item 2: Changes in Securities and Use of Proceeds                             16

Item 6: Exhibits and Reports on Form 8-K                                      16

        Signatures                                                            17

        Financial Data Schedule                                               18

Part I: Financial Information
         Item 1:  Financial Statements

                                 MEDIABAY, INC.
                           Consolidated Balance Sheet
                               September 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)
                                     Assets

Current assets:
    Cash and cash equivalents                                                       $     31
    Accounts  receivable, net of allowances for sales returns and
        doubtful accounts of $3,997                                                    4,661
    Inventory                                                                          6,596
    Prepaid expenses and other current assets                                          1,237
    Royalty advances                                                                   4,209
    Deferred member acquisition costs - current                                        7,225
                                                                                    --------
         Total current assets                                                         23,959

Fixed assets, at cost, net of accumulated
          depreciation of $1,386                                                       1,834
Deferred member acquisition costs - non-current                                        5,682
Non-current prepaid expenses                                                             255
Investment in I-Jam Multimedia LLC                                                     2,000
Other intangibles, net                                                                 8,069
Goodwill, net                                                                         48,020
                                                                                    --------
                                                                                    $ 89,819
                                                                                    ========
                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                           $ 15,280
    Short-term debt                                                                    6,580
                                                                                    --------
         Total current liabilities                                                    21,860
                                                                                    --------
Long-term debt                                                                         9,976
                                                                                    --------
Commitments and contingencies
    Preferred stock, no par value,  authorized 5,000,000 shares;
         no shares issued and outstanding                                                 --

    Common stock subject to contingent put                                             3,639
    Common stock; no par value, authorized 150,000,000 shares;
        13,421,866 issued and outstanding                                             93,620
    Contributed capital                                                                3,791
    Accumulated deficit                                                              (43,067)
                                                                                    --------
         Total common stockholders' equity                                            54,344
                                                                                    --------
                                                                                    $ 89,819
                                                                                    ========

See accompanying notes to consolidated financial statements

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                          Three months ended           Nine months ended
                                                                            September 30,                September 30,
                                                                        1999           2000           1999           2000
                                                                      --------       --------       --------       --------
Sales                                                                 $ 16,614       $ 12,854       $ 41,986       $ 45,156
Returns, discounts and allowances                                        4,817          3,125         11,297         12,005
                                                                      --------       --------       --------       --------
     Sales, net                                                         11,797          9,729         30,689         33,151
Cost of sales                                                            5,729          5,452         15,037         17,749
                                                                      --------       --------       --------       --------
     Gross profit                                                        6,068          4,277         15,652         15,402
Expenses:
     Advertising and promotion                                           2,259          2,520          5,356          8,096
     General and administrative                                          2,565          3,365          6,604         10,009
     Depreciation and Amortization                                       1,997          1,980          4,862          5,927
                                                                      --------       --------       --------       --------
     Operating loss                                                       (753)        (3,588)        (1,170)        (8,630)
     Interest expense, net of interest income of $31 and $10 for the three months ended September 30, 1999 and 2000 and $118 and $106 for the nine months ended September 30,1999 and
     2000, respectively                                                 (1,190)          (541)        (3,362)        (2,119)
                                                                      --------       --------       --------       --------
     Loss before extraordinary item                                     (1,943)        (4,129)        (4,532)       (10,749)
     Extraordinary loss on early extinguishment of debt                 (2,152)
                                                                      --------       --------       --------       --------
     Net loss                                                         $ (1,943)      $ (4,129)      $ (4,532)      $(12,901)

                                                                      ========       ========       ========       ========


     Basic and diluted loss per share
         Loss before extraordinary item                               $   (.22)      $   (.31)      $   (.57)      $   (.87)

         Extraordinary loss on early extinguishment of debt                                                            (.17)
                                                                      --------       --------       --------       --------
         Net loss                                                     $   (.22)      $   (.31)      $   (.57)      $  (1.04)
                                                                      ========       ========       ========       ========


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Nine months ended September 30,
                                                                                        1999              2000
                                                                                      --------          --------

Cash flows from operating activities:
    Net loss                                                                          $ (4,532)         $(12,901)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    4,862             5,927
        Amortization of deferred member acquisition costs                                  807             4,195
        Amortization of deferred financing fees                                            273               325
        Extraordinary loss on early extinguishment of debt                                --               2,152
        Changes in asset and liability accounts:
           (Increase) decrease in accounts receivable, net                              (1,951)            4,231
           (Increase) decrease in inventory                                               (234)              587
           (Increase) decrease in prepaid expenses                                        (811)              101
           Increase in royalty advances                                                 (1,167)           (1,274)
           Increase in deferred member acquisition costs                                (7,337)           (7,807)
           Increase (decrease) in accounts payable and accrued expenses                  4,288            (1,275)
                                                                                      --------          --------
                  Net cash used in operating activities                                 (5,802)           (5,739)
                                                                                      --------          --------
Cash flows from investing activities:
        Capital expenditures                                                              (404)             (805)
        Maturity of short-term investment                                                  500               100
        Purchase of short-term investment                                                 (100)             --
        Acquisition of Audiobooks Direct                                               (18,875)             --
        Investment in I-Jam                                                               --              (2,000)
        Additions to goodwill relating to acquisitions                                    (850)           (1,207)
                                                                                      --------          --------
                  Net cash used in investing activities                                (19,729)           (3,912)
                                                                                      --------          --------
Cash flows from financing activities:
        Increase in borrowings under amended credit agreement                           11,080              --
        Net proceeds from issuance of common stock                                      23,840            29,410
        Proceeds from issuance of long-term debt                                         4,350             2,000
        Payments of long-term debt                                                     (14,797)          (21,723)
        Increase in deferred financing costs                                              (763)             (203)
                                                                                      --------          --------
                  Net cash provided by financing activities                             23,710             9,484
                                                                                      --------          --------
Net decrease in cash and cash equivalents                                               (1,821)             (167)
Cash and cash equivalents at beginning of period                                         2,686               198
                                                                                      --------          --------
Cash and cash equivalents at end of period                                            $    865          $     31
                                                                                      ========          ========


          See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                  (Dollars in thousands, except per share data)

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


1)   Organization

     MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. The Company is a leading provider of premium spoken word audio content and products in hard goods and digital download formats via the Internet and various offline methods. The Company sells audiobooks in a club format through its Audio Book Club, the largest membership-based club of its kind with approximately 1.9 million members, and via the Internet through its audiobookclub.com site, and on a retail basis through the audiobook channel on MediaBay.com. The Company sells its old time radio and classic video programs on a retail basis through direct marketing and via the Internet, through the old time radio and classic video channels on MediaBay.com, as well as on a wholesale basis to major retailers. The Company offers downloads of audiobooks, old-time radio shows and current and archived newspapers and magazines at MediaBay.com.

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

(4)  Debt and Extraordinary Item

     In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from its follow-on primary offering, representing the remaining term portion of such debt. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt. The Company also repaid $500 of its revolving term debt and amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined and to include covenants relative to the Company's operating performance. The revolving credit facility, of $6,580 principal amount, bears interest at prime plus an applicable margin. At September 30, 2000 the interest rate was 12.0%. The facility matures on November 30, 2000. The Company is currently in discussions with its lenders to extend the terms of this debt and also in discussions with other lenders to replace this facility.

     In January and February 2000, Norton Herrick sold $4,224 principal amount of the note issued to him in December 1998 to two unaffiliated third parties which was converted into 379,662 shares of the Company's common stock. Under the December 1998 letter agreement, the Company issued to Norton Herrick warrants to purchase an additional 98,554 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction. In February 2000, the unaffiliated third-party holder of the $4,800 9% promissory note converted $600 of the note into 53,932 shares of the Company's common stock.

     In August 2000, Mr. Herrick sold the remaining $2,776 principal amount of the note issued to him in December 1998 to two unaffiliated third parties. The terms of subordinated debt were modified so that the third parties agreed to waive any interest due to them and convert the entire subordinated debt by December 31, 2000, and the conversion price was fixed at $1.80 per share of common stock. Under a December 1998 letter agreement, the Company issued to Norton Herrick warrants to purchase an additional 64,779 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

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

     In April and August 2000, the Company's Board of Directors determined that reducing the conversion price of the $3,000 principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick to the then current market value of the Company's common stock would be more favorable to the Company than accepting the alternatives available to the Company to refinance or replace the notes. The Company revised the terms of the $3,000 principal amount 9% convertible promissory notes due December 31, 2004 to Evan Herrick. The note is currently convertible into shares of the Company's common stock at $1.75 per share, which was the market value on the date the terms were revised. Evan Herrick has waived interest on the notes from July 1, 2000 to December 31, 2000 and after December 31, 2000 has agreed to accept payment of interest in cash or common stock at the Company's option.

(5)  Shareholders' Equity and Stock Options and Warrants

Sale of Equity

     The Company's Registration Statement on Form SB-2 for a follow-on primary offering was declared effective by the Securities and Exchange Commission on March 15, 2000. On March 20, 2000, the Company closed its offering of 3,650,000 shares of Common stock at a price of $9.00 per share for gross proceeds of $32,850. The Company incurred expenses of $3,440 related to the offering, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses.

Changes in Shareholders Equity

     In June 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 150,000,000 shares.

Stock Options and Warrants

     In June 2000, the Company's shareholders adopted the Company's 2000 Stock Incentive Plan, which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 3,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

     During the nine months ended September 30, 2000, the Company granted both plan and non-plan options and warrants to purchase a total of 5,652,000 shares of the Company's common stock to officers, directors, Advisory Board members, employees and consultants. The options and warrants vest at various times and have exercise periods ranging from one to ten years. Exercise prices range from $1.625 to $14.875 per share. In addition, the Company cancelled options and warrants to purchase a total of 1,459,350 shares of the Company's common stock.

Termination of Contingent Put Rights

     In January 2000, rights to sell back to the Company 50,000 shares, valued at $644, issued to one of the sellers in connection with the acquisitions, terminated due to the Company's common stock exceeding the price agreed to in the acquisition agreement for the period specified in the acquisition agreement.

(6)  Net Loss Per Share of Common Stock

     The weighted average number of common shares used in the net loss per share computations for the three and nine months ended September 30, 2000 were 13,421,866 and 12,369,459, respectively, and 8,794,455 and 7,882,324, respectively, for the comparable periods of the prior year.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 1,018,262 at September 30, 2000 and 1,387,430 at September 30, 1999.

(7)  Supplemental Cash Flow Information

     Cash paid for interest expense was $1,955 and $2,739 for the nine months ended September 30, 2000 and 1999, respectively.

     Included in the total options and warrants granted during the nine months ended September 30, 2000 were options and warrants granted to various consultants. These options were valued at $335 using the Black-Scholes valuation model, have been included in prepaid expenses and are being amortized over the period of benefit.

(8)  Subsequent Events

     Subsequent to September 30, 2000, the Company granted plan options to purchase a total of 112,000 shares of the Company's common stock to employees. The options vest at various times, have an exercise period of five years. Exercise prices range from $2.25 to $5.00 per share. In addition, the Company cancelled options and warrants to purchase 86,000 shares of the Company's common stock.

     Subsequent to September 30, 2000, an unaffiliated third party converted $792 principal amount of the convertible subordinated notes into 440,000 shares of the Company's common stock.

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

     The Company has undertaken a significant review of its strategic objectives and operations. While the Company remains committed to growth and believes strongly in both the potential of its core markets and the future of digital downloads of premium spoken word content, its priorities for the next eighteen months are to operate its core businesses on a more profitable basis and to improve cash flow. To this end, the Company has implemented a number of key initiatives. As a result of implementing a standardized merchandising program in its catalogs, the Company has begun to reduce the numbers of SKUs (Store Keeping Units) in its inventory. The Company has revised the logic used in determining customer shipments which it believes will reduce the level of customer returns and decrease the level of required inventory. The Company has revised its marketing strategies to focus on the acquisition of members who generate higher profits and will therefore substantially reduce the amounts expended on advertising both on the Internet and in direct mail. The Company believes these initiatives will substantially increase the profitability and improve the cash flow of its operations.

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

     Results of Operations

     (Dollars in thousands except per share data)

     Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Gross sales decreased to $12,854 for the three months ended September 30, 2000 from $16,614 for the three months ended September 30, 1999. The decrease in gross sales was partially attributable to a review of the Company's operations which led to the elimination of sales that did not provide margins and returns acceptable to the Company. The Company also revised the logic used in determining customer shipments as described above, which while reducing sales of audiobooks, also reduced the level of customer returns and decreased the level of required inventory. The average selling price of an audiobook sold was also lower due to an implementation in January 2000 of everyday low prices, with discounts on all audiobook titles of at least 20%, and discounting and special promotions to sell audiobook titles no longer sold in its catalogs. The Company is eliminating everyday low pricing and has sold the bulk of audiobook titles no longer offered in its catalogs.

     Returns, discounts and allowances for the three months ended September 30, 2000 were $3,125 or 24.3% of gross sales as compared to $4,817 or 29.0% of gross sales for the prior comparable period. The decrease in returns as a percentage of gross sales is principally due to lower returns from sales to members of the Audiobook Club as a result of the initiatives described above.

     Principally as a result of lower gross sales partially offset by lower returns, net sales for the three months ended September 30, 2000 decreased to $9,729 from $11,797.

     Cost of sales decreased $277 to $5,452 for the three months ended September 30, 2000 from $5,729 in the prior comparable period. Gross profit was $4,277 for the three months ended September 30, 2000 as compared to $6,068 for the three months ended September 30, 1999. The reduction in gross profit is due to reduced sales of audiobooks and a reduction in the average price of an audiobook sold due to the implementation of everyday low prices in January 2000, discounting and special promotions to sell audiobook titles no longer offered in Audio Book Club catalogs and discounts and special promotions at the old-time radio businesses. The Company is eliminating everyday low pricing and has sold the bulk of its no longer offered audiobook titles. The Company has substantially reduced the discounts and special promotions for its old-time radio products.

     Advertising and promotion expenses (for acquisition and retention of members) increased $261 to $2,520 for the three months ended September 30, 2000 as compared to $2,259 in the prior comparable period. The Company reduced its spending on new customer acquisitions by $1,124 in the third quarter of 2000 to $1,536 from $2,660 in the third quarter of 1999. The reduction in advertising expenditures did not substantially reduce the members acquired, as the Company was able to reduce the cost to acquire new members by 38.6%. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 `Reporting on Advertising Costs' and amortize these costs over the period of future benefit. Since 1999 was the first year the Company capitalized new member acquisitions costs the Company capitalized a very large portion of direct response advertising expenditures. In the third quarter of 1999, the Company had a net increase in deferred member acquisition costs of $2,079 as compared to a net decrease in deferred member acquisition costs of $158 in the third quarter of 2000. This created a difference in reported advertising expenses of $2,237 between the two years. The difference between amounts expended for direct response advertising and the amounts recorded as expenses should be less in beginning in the first quarter of 2001 which will result in improved comparability between periods.

     General and administrative expenses increased to $3,365 for the three months ended September 30, 2000 from $2,565 for the prior comparable period. General and administrative expense increases are principally attributable to increased personnel and related costs. The Company has taken several steps to reduce general and administrative expenses including reducing personnel, investor and public relation expenses and consulting expenses, including outside Internet development and maintenance expenses.

     Depreciation and amortization expenses decreased $17 for the three months ended September 30, 2000 to $1,980 from $1,997 for the prior comparable period.

     Net interest expense for the three months ended September 30, 2000 was $541 as compared to net interest expense of $1,190 for the three months ended September 30, 1999. The Company has reduced its debt by $25,877 since September 30, 1999.

     Net loss for the three months ended September 30, 2000 was $4,129 or $.31 per share compared to the net loss of $1,943 or $.22 per share for the three months ended September 30, 1999.

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Gross sales increased $3,170 to $45,156 for the nine months ended September 30, 2000 from $41,986 for the nine months ended September 30, 1999. The increase in gross sales was primarily attributable to sales to former members of Audiobooks Direct in the first six months of 2000 and marketing revenue from I-Jam Multimedia LLC, partially offset by intentional reductions in sales based on a Company review of operations and by reductions in audiobooks sold and the average selling price of audiobooks, as described above. Audiobooks Direct was acquired in June 1999. Through September 30, 2000, the Company has recorded $1,100 of revenue from I-Jam for promotion of and marketing of I-Jam products and the I-Jam brand through MediaBay's extensive online and offline marketing channels.

     Returns, discounts and allowances for the nine months ended September 30, 2000 were $12,005 or 26.6% of gross sales as compared to $11,297 or 26.9% of gross sales for the prior comparable period. The decrease in returns as a percentage of gross sales is principally due to the initiatives described above. The dollar increase in returns, discounts and allowances was primarily due to the increased gross sales.

     Principally as a result of higher gross sales, net sales for the nine months ended September 30, 2000 increased $2,462 to $33,151 from $30,689.

     Cost of sales increased $2,712 to $17,749 for the nine months ended September 30, 2000 from $15,037 in the prior comparable period. Gross profit decreased $250 to $15,402 for the nine months ended September 30, 2000 from $15,652 in the prior comparable period. The reduction in gross profit is due to reduced sales of audiobooks and a reduction in the average price of an audiobook sold due to implementation of everyday low prices and special promotions to sell audiobook titles no longer offered in

Audio Book Club catalogs and discounts and special promotions at the old-time radio businesses. The Company is eliminating everyday low pricing and has sold the bulk of its no longer offered audiobook titles. The Company has substantially reduced the discounts and special promotions for its old-time radio product.

     Advertising and promotion expenses (for acquisition and retention of members) increased $2,740 to $8,096 for the nine months ended September 30, 2000 as compared to $5,356 in the prior comparable period. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit which was estimated at 30 months based on the Company's historical experience over the preceding five years. The increase in advertising and promotion expenses resulted primarily from the increased amortization expense related to previously capitalized advertising costs.

     General and administrative expenses increased $3,405 to $10,009 for the nine months ended September 30, 2000 from $6,604 for the prior comparable period. General and administrative expense increases are principally attributable to an increase in the dollar amount of bad debt expense as a result of Audio Book Club sales increases and increased personnel and related costs.

     Depreciation and amortization expenses increased $1,065 for the nine months ended September 30, 2000 to $5,927 from $4,862 for the prior comparable period. The increase in depreciation expense relates to computer equipment and amortization of web development costs. The increase in amortization is attributable to the amortization of goodwill and other intangible assets in connection with the Company's acquisition of Doubleday Direct's Audiobooks Direct.

     Net interest expense for the nine months ended September 30, 2000 decreased $1,243 to $2,119 as compared to $3,362 for the nine months ended September 30, 1999. The reduction in interest expense is attributable to the reduction in the Company's debt by $39,044 since June 30, 1999.

     Net loss before an extraordinary item for the nine months ended September 30, 2000 was $10,749 or $.87 per share as compared to a net loss of $4,532 or $.57 per share for the nine months ended September 30, 1999.

     In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from its follow-on primary offering. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt.

     Net loss for the nine months ended September 30, 2000 was $12,901 or $1.04 per share compared to the net loss of $4,532 or $.57 per share for the nine months ended September 30, 1999.


Liquidity and Capital Resources

     Since its founding, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and its principal shareholders. The Company's capital requirements have been and will continue to be significant due to among other things, expansion of operations, cost associated with acquisition of new customers and investments in content and infrastructure to support the digital downloads of spoken word content. Historically, the Company's cash requirements have exceeded cash flows from operations and there can be no assurance that future cash flows from operations will be sufficient to meet the Company's cash flow requirements.

     During the nine months ended September 30, 2000, the Company's cash decreased by $167, as the Company used net cash of $5,739 for operating activities and $3,912 for investing activities and had cash provided from financing activities of $9,484.

     Net cash used in operations for the nine months ended September 30, 2000 principally resulted from the net loss of $12,901, partially offset by depreciation and amortization of $5,927 and an extraordinary write-off of deferred financing fees of $2,152 relating to the repayment of $21,723 in bank debt. Cash flow used in operations was also effected by decreases in accounts receivable of $4,231, inventory of $587 and prepaid expenses of $101 and increases in royalty advances of $1,274, a net increase in deferred member acquisition costs of $3,612 and a decrease in accounts payable and accrued expenses of $1,274.

     The decrease in accounts receivable was primarily attributable to the timing of sales and related collections among the Company's businesses including the collection of wholesale receivables from the sale of radio programs during the holiday selling season. The decrease in inventory is due to the implementation of a standardized merchandising program in the Company's Audio Book Club catalogs, which has resulted in a reduction in the numbers of SKUs (Store Keeping Units) in its inventory. The increase in deferred member acquisition costs is attributable to amounts expended for both the Audio Book Club and old time radio direct response advertising campaigns. The increase in royalty advances is primarily attributable to renewal and expansion (to include digital downloads) of a licensing agreement with one of the Company's significant publishers, as well as continued licensing of both audiobook club rights and digital downloadable content.

     Cash used in investing activities during the nine months ended September 30, 2000 was for the acquisition of fixed assets, principally for computer equipment, audio equipment for the Radio Group and web development and additions to goodwill for additional costs incurred in the acquisitions. The Company invested $2,000 in I-Jam MultiMedia LLC, a pioneer in the development of portable digital audio devices. The Company acquired a 4% equity interest in I-Jam with an option to purchase an additional equity interest.

     In March 2000, the Company closed its offering of 3,650,000 shares of its Common stock at a price of $9.00 per share for gross proceeds of $32,850. Net proceeds after expenses of $3,418, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses, were $29,410.

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

     In March 2000, the Company made a quarterly payment of principal on its term debt of $930. In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from the follow-on primary offering, representing the remaining term portion of such debt. In April 2000, the Company amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. The revolving credit facility bears interest at prime plus an applicable margin. At September 30, 2000 the interest rate was 12.00%. In June 2000, the Company paid down its short-term bank debt by $500. In August 2000, the Company further amended its loan agreement. The revolving debt in the principal amount of $6,580 currently matures on November 30, 2000. The Company is currently in discussions with its lenders to extend the terms of this debt and also in discussions with other lenders to replace this facility.

     In April and August 2000, the Company's Board of Directors determined that reducing the conversion price of the $3,000 principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick to the then current market value of the Company's common stock would be more favorable to the Company than accepting the alternatives available to the Company to refinance or replace the notes. The Company revised the terms of the $3,000 principal amount 9% convertible promissory notes due December 31, 2004 to Evan Herrick. The notes are currently convertible into shares of the Company's common stock at $1.75 per share, which was the market value on the date the terms were revised.

     In August 2000, Mr. Norton Herrick sold his $2,776 convertible note to two unaffiliated third parties. The terms of subordinated debt were modified so that the two third parties agreed to waive any interest due to them and they also agreed to convert the entire subordinated debt by December 31, 2000. In October and November of 2000, one of the third parties converted $792 principal amount of the notes into 440,000 shares of common stock.


Quarterly Fluctuations

     The Company's operating results vary from period to period as a result of seasonal buying by old time radio customers, the timing of Audio Book Club member mailings, purchasing patterns of members, the impact of capitalizing direct response advertising, the timing, costs, magnitude and success of direct mail campaigns and Internet initiatives and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases and product returns.

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


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

     During the three months ended September 30, 2000, we issued options under our 2000 Stock Incentive Plan to purchase a total of 112,000 shares of common stock to employees. We relied on the exemptions provided in Section 4(2) of the Securities Act of 1933 in connection with the issuance of such options.


Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Audio Book Club, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MediaBay, Inc.


Dated:   November 13, 2000 By:         /s/ Michael Herrick
                                       -----------------------------------
                                       Michael Herrick
                                       Chief Executive Officer


Dated    November 13, 2000 By:         /s/ John F. Levy
                                       -----------------------------------
                                       John F. Levy
                                       Chief Financial and Accounting Officer