Form 10KSB
period 2000-12-31
MEDIABAY INC
filed 2001-04-13
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2000


                                       OR

/ / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________ to ____________


                        Commission File Number 001-13469

                                 MEDIABAY, INC.
                 (Name of Small Business Issuer in Its Charter)

     Florida                                                65-0429858
 (State or other jurisdiction                               (IRS employer
  of incorporation or organization)                         identification no.)

     2 Ridgedale Avenue                                     07927
     Cedar Knolls, NJ                                       (Zip Code)
(Address of principal executive offices)

                                  973-539-9528
                (Issuer's Telephone Number, Including Area Code)


    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                          ----------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year (ending December 31, 2000) were $59,880,926.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 6, 2001 was approximately $4,815,783. As of April 6, 2001, there were 13,861,688 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      None

                                 MEDIABAY, INC.

Form 10-KSB
-----------

Table of Contents
-----------------

PART I

Item 1.   Description of Business                                             1

Item 2.   Description of Property                                            23

Item 3.   Legal Proceedings                                                  23

Item 4.   Submission of Matters to a Vote of Security Holders                24

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           24

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      25

Item 7.   Financial Statements                                               31

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             31

PART III

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; with Section 16(a)
          of the Exchange Act                                                32

Item 10. Executive Compensation                                              35

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                               38

Item 12. Certain Relationships and Related Transactions                      40

Item 13. Exhibits, Lists and Reports on Form 8-K                             43

PART I

Item 1. Description of Business.

Forward-looking Statements

     Certain statements in this Form 10-KSB and in the documents incorporated by reference in this Form 10-KSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses, our ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, pay our trade creditors and collect receivables, successfully implement our Internet strategy, license content for digital download, the growth of the digital download market and other advances in technologies, our ability to successfully implement our growth strategy, dependence on third party providers and suppliers; competition; the costs and success of our marketing strategies, product returns and member attrition.. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Introduction

     MediaBay, Inc. ("We", "Our", the "Company") is a leading seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. Our content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

     Our content library consists of more than 50,000 hours of spoken audio content including audiobooks, old-time radio shows, audio versions of newspapers, magazines and other unique spoken word content. The majority of our content is acquired under license from the rights holders enabling us to manufacture the product giving us significantly better product margins than other companies.

     Our customer base includes over 2.55 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 4,750 retail locations including Costco, Target, Best Buy, Sam's Club, Barnes & Noble, Waldenbooks, B. Dalton Booksellers, Books-A-Million and The Museum Company.

     Our web sites receive more than 2 million unique monthly web site visitors and are among the most heavily trafficked bookselling web sites on the Internet. We serve more than 300,000 classic radio and nostalgia video streams of our content on a monthly basis to web site visitors at RadioSpirits.com and MediaBay.com.

     We have undertaken a significant review of our strategic objectives and operations. While we remain committed to growth and believe strongly in both the potential of our core markets and the future of digital downloads of premium spoken word content, our priorities for the next twelve months are to operate our core businesses on a more profitable basis and to improve cash flow. To this end, we have recently implemented a number of key initiatives as follows:

o As a result of implementing a standardized merchandising program in our catalogs, we have reduced the number of SKUs (Stock Keeping Units) in our inventory.

o We have revised the logic used in determining customer shipments which we believe reduces the level of customer returns and decreases the level of required inventory.

o We have eliminated our Audio Book Club every day low price discounting structure and currently sell most titles to members at full manufacturers' suggested retail prices.

o We have discontinued doing cost per thousand guaranteed impressions and cost per click advertising on the Internet in favor of cost per customer acquired agreements only.

o We have streamlined the operations structure of our divisions and have been able to eliminate positions that are no longer necessary to achieve our goals.

o We have revised our marketing strategies to focus on the acquisition of customers who generate higher profits, therefore we have reduced, and will continue to reduce the amounts expended on advertising both on the Internet and in direct mail.

     We believe these initiatives have had a positive impact to date and will substantially increase the profitability and improve the cash flow of our operations.

Business Divisions

     Our business is divided into four divisions, each of which serves a unique market segment within the spoken word audio industry. The four divisions are as follows:

o Audio Book Club ("ABC") - the largest membership-based club of its kind with over 1.95 million members; marketed via direct mail and the Internet at www.audiobookclub.com. Audio Book Club is the largest audiobook club; having acquired Doubleday's Audiobooks Direct and the Columbia House Audiobook Club.

o Radio Spirits ("Radio Spirits" or "RSI")- old-time radio and classic video programs marketed to over 600,000 RSI catalog buyers through direct mail catalogs and, on a wholesale basis, to more than 4,750 major retailers, including Costco, Target, Best Buy, Sam's Club, Barnes & Noble, Waldenbooks, B. Dalton Booksellers, Books-A-Million, The Museum Company and Amazon.com and the Internet at www.radiospirits.com.

o MediaBay.com - our content-rich media portal located at www.MediaBay.com offers our extensive library of premium spoken word audio content in secure digital download formats.

o Radio Classics ("RCI")- the distribution of our three national "classic" radio programs which are collectively heard on more than 500 traditional radio stations in more than 350 markets by over 3 million listeners weekly. We plan to distribute our old-time radio programming across multiple digital distribution platforms including digital cable television, satellite television (DBS), satellite radio and the Internet. We are currently in discussions with numerous companies in this space regarding the carriage of our programming on their satellite and cable systems.


Audio Book Club

     We believe that we are the largest marketer of audiobooks in the world through our Audio Book Club, the largest membership-based club of its kind. Our total member file, which includes active and inactive members, has grown significantly from approximately 64,000 names at December 31, 1995 to approximately 1.95 million names at December 31, 2000.

     Our Audio Book Club is modeled after the "Book-of-the-Month Club". Audio Book Club members can enroll in the club through the mail by responding to direct mail advertisements, online through our web site or by calling us. We typically offer new members four audiobooks at an introductory price of $.99 or less. By enrolling, the member commits to purchase a minimum number of additional audiobooks, typically two or four, at Audio Book Club's regular prices, which generally range from $10.00 to $35.00 per audiobook. Our members continue to receive member mailings and typically purchase audiobooks beyond their minimum purchase commitment.

     We emphasize the timely introduction of new audiobook titles to our catalogs and attempt to offer a balance between various genres and between unabridged and abridged audiobooks, cassettes and compact discs to satisfy differing member preferences.

     We are in the process of creating specialty clubs for audiobooks based on consumer preferences, which we have identified from our extensive database of member information. Our first such specialty club, Audio Passages, a Christian Audiobook Club, was launched in the second quarter of 2000. We anticipate launching additional specialty clubs, which will feature a specific interest, such as self-help, religion, mystery, romance and science fiction.

     We engage in list rental programs to maximize the revenue generation potential of these programs. As Audio Book Club's membership base and Radio Spirits' catalog customer base continue to grow, we anticipate that our customer and member lists will continue to be attractive to non-competitive direct marketers as a source of potential customers.

Audiobookclub.com

     Audiobookclub.com provides visitors the opportunity to become members of our Audio Book Club and provides our members with the ability to order online, audiobooks offered through our catalog. Audiobookclub.com acquired 41,000 members online in 1998; 60,000 members online in 1999 and 97,000 members online in 2000 for a total of approximately 200,000 members online since January 1998 and continues to enroll thousands of new members each month. This site currently receives over 1.6 million unique visitors per month and is one of the most heavily trafficked bookselling web sites on the Internet.

     Audiobookclub.com uses recommendation engine software designed to deliver highly personalized content, to attempt to create personalized audiobook buying experiences customized for each member. Once members have logged onto audiobookclub.com, they are offered audiobook selections that correspond to their previous buying patterns. Online members also receive e-mail alerts that inform them of the addition of new titles that may appeal to them. Members visiting audiobookclub.com are able to sample over 15,000 audio clips from various audiobook titles, read reviews, visit our chat room, "CelebrityBay", to hear and participate in author interviews with best-selling authors such as Mary Higgins Clark, Nelson Demille, Ed McBain, Olivia Goldsmith and many more, discuss audiobook interests with other members, and visit special sections such as CD Central and Unabridged Only. Audiobookclub.com is updated simultaneously with the Audio Book Club catalog to add new selections and the new current featured selection, as well as to add new book cover images and audio clips to preview.

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

     We have historically acquired new Audio Book Club members primarily through direct mailings of member solicitation packages, acquisitions, Internet advertising, and to a lesser extent from advertisements in magazines, newspapers and other publications and package insert programs. We seek to attract a financially sound and responsible membership base and target these types of persons in our direct mail, Internet and other advertising efforts.

     We select lists of names of membership candidates based on the extensive knowledge and experience we have gained which we believe are characteristic of persons who are likely to join Audio Book Club, purchase sufficient quantities of audiobooks to be a profitable source of sales for us and remain long-term members. We analyze our existing mailing lists and our promotional campaigns to target membership lists, which are more likely to yield higher response rates. We have gained substantial knowledge relating to the use of third-party mailing lists and believe we can target potential members efficiently and cost effectively by using third-party mailing lists.

     In connection with our acquisitions of Columbia House's Audiobook Club and Doubleday Direct's Audiobooks Direct club, we obtained the exclusive right to use their other current and future club mailing lists, which currently consist of over 34 million active and inactive members, over the next several years, without paying rental and insertion fees. We also acquired mailing lists with an aggregate of approximately 400,000 names of buyers and prospective buyers of old-time radio and classic video programs in connection with the acquisition of our old-time radio and classic video operations in December 1998.

     Our Internet marketing program focuses on acquiring Audio Book Club members through advertising agreements with other web sites that require payment only when we enroll a bona fide member in Audio Book Club. This cost -per -acquisition or "CPA" arrangement results in substantially lower marketing costs and direct control over the cost of acquiring members. These agreements have resulted in a cost to acquire new members on the Internet, which is approximately 50% lower than our offline cost. Unlike traditional web retailers, our members have a purchase obligation associated with their membership and there is a strong likelihood that they will remain members and repeat buyers for a sustained period.

     We have established an Associates Network program of over 24,000 affiliate web sites, which advertise audiobookclub.com and receive a commission for each member obtained through a link from their site.

     We also use push-marketing programs consisting of targeted e-mail campaigns to our existing e-mail address database of over 2.2 million e-mail addresses.

Member Retention and Recurring Revenue

     We encourage Audio Book Club members to purchase more than their minimum purchase commitment by offering members discount pricing on their featured selection audiobook and other incentives based on the volume of their purchases. Audio Book Club members receive one mailing approximately every three weeks. Audio Book Club mailings typically include a multi-page catalog which offers hundreds of titles, including a featured selection, which is usually one of the most popular titles at the time of mailing; alternate selections, which are best selling and other current popular titles; and backlist selections, which are long-standing titles that have continuously sold well. Each member mailing also includes an order form and a "Member-Get-a-Member" form.

     In order to encourage members to maintain their relationship with Audio Book Club and to maximize the long-term value of members, we seek to provide friendly, efficient, and personalized service. Our goal is to simplify the order process and to make members comfortable shopping via the Internet and by mail order. Audio Book Club's membership club format makes it easy for members to receive the featured selection without having to take any action. Under the membership club reply system, the member receives the featured selection unless he or she replies by the date specified on the order form by returning the order form, calling us with a reply, faxing a reply to us or replying online via our Internet web site with a decision not to receive such selection. Members can also use any of these methods to order additional selections from each catalog.

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

Supply and Production

     We have established relationships with substantially all of the major audiobook publishers, including Random House Audio Publishing Group, Simon & Schuster Audio, Harper Audio and Time Warner Audio Books for the supply of audiobooks. As a membership club, our Audio Book Club enjoys a cost of goods advantage over traditional audiobook retailers. Retailers and other online booksellers purchase audiobooks from the finished inventory of either a publisher or a third-party distributor. As a club operator, we license a recording or group of recordings from the publisher for sale in a club format on a royalty or per copy basis and subcontract the manufacturing, including duplicating and printing to a third party. As a result of the improved economies of scale achieved from our acquisitions of Columbia House's Audiobook Club and Doubleday Direct's Audiobooks Direct club, we have achieved significant cost savings in the production of audiobooks.

     Our licensing agreements generally are non-exclusive, have one to three-year terms, require us to pay an advance against future royalties upon signing the license, permit us to sell audiobooks in our inventory at the expiration of the term during a sell-off period and prohibit us from selling an audiobook prior to the publisher's release date for each audiobook. Substantially all of the license agreements permit us to make our own arrangements for the packaging, printing and cassette duplication of audiobooks. Substantially all of our license agreements permit us to produce and sell audiobook titles in cassette and compact disc form. Some of our license agreements grant us digital rights to the titles as well. We have signed a number of agreements with publishers, including Simon & Schuster, obtaining the rights to produce and sell additional titles in a digital download format.

Fulfillment and Customer Service

     Bookspan, formerly Doubleday Direct, currently provides order processing and data processing services, warehousing and distribution services for our Audio Book Club members. Bookspan's services include accepting member orders, implementing our credit policies, inventory tracking, billing, invoicing and generating periodic reports, such as reports of sales activity, accounts receivable aging, customer profile and marketing effectiveness. Bookspan also packs and ships the order, using the invoice as a packing list, to the club member.

     For our Audio Book Club members, we offer fast ordering options, including placing orders online through our web site and calling us with an order. Orders are sent fourth class mail and are typically delivered 10 to 14 days following our receipt of orders. For an additional fee, members can receive faster delivery of an order either by priority delivery, which takes three to five days, or by overnight delivery.

     Members are billed for their purchases at the time their orders are shipped and are required to make payment promptly. We generally allow members in good standing to order up to fifty dollars of products on credit, which may be increased if the member maintains a good credit history with us.

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

     We have implemented a number of initiatives, which have reduced the returns from our Audio Book Club members. We have substantially reduced the number of SKUs (Stock Keeping Units) in our inventory, resulting in fewer back orders on items ordered and less delay in fulfilling orders. We have also extended the period of time between when a catalog is mailed and when we ship the featured selection, allowing members additional time to decline the featured selection if they choose.

Radio Spirits

History

     RSI was formed in December 1998 by our acquisition of three businesses:

o Radio Spirits, Inc., a company which specialized in syndicating, selling and licensing old-time radio programs, from Carl Amari, who became President of RSI upon the closing. In connection with the Radio Spirits, Inc. acquisition, we also acquired from Mr. Amari the assets of Buffalo Productions, Inc. relating to its business of duplicating pre-recorded compact discs.

o The assets used by Metacom, Inc. for its Adventures in Cassettes business of producing, marketing and selling old-time radio programs.

o The assets used by Premier Electronic Laboratories, Inc. relating to its business of producing, marketing and selling old-time radio and classic video programs.

     Following the closing of these acquisitions, these businesses were combined to form RSI.

RSI Content

     RSI has exclusive rights to a substantial portion of its library of popular old-time radio and classic video programs, including vintage comedy, mystery, detective, adventure and suspense programs. RSI's old-time radio library of rights has been appraised at $24 million by a reputable independent appraiser. RSI's library consists of over 59,000 radio programs, most of which are licensed on an exclusive basis, including:

o    H.G. Wells' "War of the Worlds" broadcast;

o hit series, such as The Lone Ranger, Superman, Tarzan, Sherlock Holmes, The Life of Riley and Lights Out;

o recordings of stars, such as Humphrey Bogart, Lucille Ball, Frank Sinatra and Jack Benny; and

o recordings of comedy teams, such as Abbott and Costello, Burns and Allen, and Martin and Lewis.

     RSI leverages the content of its old-time radio and classic video library by entering into marketing and co-branding arrangements, which provides RSI a means to repackage these programs. RSI offers the following collections, among others:

o "The Greatest Old-Time Radio Shows of the 20th Century - selected by Walter Cronkite" - a collection of approximately 60 old-time radio programs. RSI has entered into a license agreement to use Mr. Cronkite's name and likeness. This collection includes approximately 30 hours of radio's most memorable programs, a spoken foreword by Mr. Cronkite and a companion informational booklet.

o "The Smithsonian Collection" - a collection of old-time radio programs branded under this name. RSI has entered into an agreement with the Smithsonian Institution to produce a series of recordings of nostalgic radio programs to be sold through all major bookstore chains carrying audio programs. Each Smithsonian collection features a foreword by a recognized celebrity from radio's golden age such as George Burns, Jerry Lewis and Ray Bradbury.

o "AMC's Audio Movies to Go" - a collection of old-time radio adaptations of classic movies branded under this name featuring film stars such as Humphrey Bogart, Jimmy Stewart, John Wayne and Betty Davis. RSI entered into an exclusive agreement with American Movie Classics in October 1999. This product line is being sold in retail chains carrying audio and video programs, in RSI's product catalogs and on RSI's web site.

o "The Sixty Greatest Old-Time Radio Shows Starring Frank Sinatra and Friends" which contains 60 of Frank Sinatra's old-time radio appearances. RSI has entered into an agreement with Mr. Sinatra's estate for the use of Mr. Sinatra's name and likeness in connection with a collection of his performances.

o "The Sixty Greatest Old-Time Radio Christmas Shows Selected by Andy Williams" featuring classic Christmas episodes of old-time radios most popular shows. RSI has entered into a license agreement to use Mr. Williams' name and likeness. This collection includes approximately 30 hours of radio's most memorable programs, a spoken foreword by Mr. Williams and a companion informational booklet.

o "The 60 Greatest Old-Time Radio Science-Fiction Programs as Selected by Ray Bradbury" which includes 30 hours of radio's most famous science-fiction broadcasts. The collection will contain a 64-page booklet, audio and written forewords by Mr. Bradbury and feature "The War of the Worlds" and "Donovan's Brain" both starring Orson Welles, classic episodes of "X Minus One," "Dimension X," and "Suspense" as well as several works written for radio by Mr. Bradbury.

Marketing

     RSI markets its library of old-time radio and video programs through direct marketing, Internet, and retail channels. RSI's marketing efforts are aimed at the direct marketing channel of distribution, via internally developed catalog, as well as through retail and online channels of distribution. RSI produces several catalogs per year and mails them to its customer list and selected third-party mailing lists three times per year. RSI has also developed retail distribution through several large, national book retailers, including Barnes & Noble, Books-A-Million, B. Dalton, and Waldenbooks; gift stores such as The Museum Company and Discovery Stores; mass retailers like Costco, Sam's Club, Target and Best Buy, and catalogs such as Wireless and Critics Choice as well as on the Internet at Amazon.com. RSI also sells its products through its web site at Radiospirits.com

Direct Mail

     RSI maintains a list of over 600,000 names of customers of radio and video programs through RSI's catalogs and other channels. This list includes all customers to which RSI's radio and video programs or catalogs have been mailed. RSI engages in list rental programs to maximize the revenue generation potential of its customer list.

     RSI's catalogs offer cassettes and compact discs from its old-time radio library and videos from its classic video library and RSI's line of DVDs, which combine classic radio and classic television programs on a single DVD.

Radio and Print Advertising

     RSI advertises these products on RadioClassics' nationally syndicated old-time radio broadcast, which reaches an audience of 3 million listeners of old-time radio programs weekly on over 500 radio stations. To a lesser extent, RSI also places advertisements in selected publications, including Reader's Digest, TV Guide and Parent Magazine.

Wholesale

     RSI also sells its radio programs on a wholesale basis through major retailers and online retailers, including Target, Costco, Best Buy, Sam's Club, Barnes & Noble, Waldenbooks, B. Dalton Booksellers, Books-A-Million and Amazon.com. RSI's products are currently sold in approximately 4,750 retail locations.

     RSI markets its old-time radio and classic video programs to wholesale customers through its in-house sales personnel and through third-party distributors. RSI also engages in cooperative advertising to induce retailers to purchase its products.

Internet

     RSI also sells its old-time radio and classic video programs in cassette, compact disc and DVD to retail customers through its web site, Radiospirits.com. RSI also sells secure digital downloads of individual episodes and collections at both Radiospirits.com and MediaBay.com.

     RSI's web site, Radiospirits.com, is an innovative content and e-commerce web site, offering visitors a single location for the largest selection of old-time radio content and products in digital download and physical formats (cassette, CD and DVD). Consumers may download old-time radio content from the Internet at both Radiospirits.com and MediaBay.com. This service enables the secure delivery of old-time radio content over the Internet for playback on personal computers and portable playback devices. RSI has encoded over 10,000 programs from its old-time radio content library and currently provides digital download delivery of many of these programs and products, and is continuing to encode additional programs for digital download delivery.

     Radiospirits.com provides visitors with a searchable database to preview and purchase titles from RSI's old-time radio program library. This site offers free full-length programs in streaming audio and digital download formats, information on the programs, celebrities and talent of the Golden Age of Radio, contests and trivia information. This web site also offers classic, nostalgic and other unique film and video programs in videocassette format for purchase by consumers as well as free full-length streaming movies and video shorts. This web site is promoted in RSI's catalogs and on the nationally syndicated radio programs including "When Radio Was," which is heard by over 3 million listeners weekly.

Supply and Production

     RSI has exclusive licensing rights to a substantial majority of its old-time radio library. These rights have been principally acquired from the original rights holders (actors, directors, writers, producers or others) or their estates. Engineers in RSI's Illinois facility use digital sound equipment to improve the sound quality of RSI's old-time radio programs. RSI then contracts with third-party manufacturers to duplicate and manufacture the old-time radio cassettes and CDs, which it sells. Because RSI's old-time radio content is acquired under license from the rights holders, which give the ability to manufacture the programs, RSI enjoys a cost of goods advantage, resulting in favorable product margins. RSI uses third parties to manufacture most of its videos.

     RSI has encoded over 10,000 programs from its old-time radio content library and currently provides digital download delivery of many of these programs and products, and is continuing to encode additional programs for digital download delivery.

Fulfillment and Customer Service

     RSI currently fulfills retail orders for old-time radio programs at its Illinois facility. Wholesale product orders are drop shipped directly from its duplicators or its facility.

     RSI only accepts credit card orders from retail customers and requires wholesale customers to generally pay invoices within 90 days. RSI maintains a toll-free customer service telephone hotline for these customers and can also be contacted by mail and e-mail. RSI's policy is to accept returns of damaged products sold on a retail basis. RSI accepts returns of unsold products sold on a wholesale basis.

Video Library

     RSI also has an extensive library of over 3,500 video programs, including an extensive collection of foreign and silent films, as well as classic films from the 1930s through the 1970s. These programs include films starring Jack Nicholson, John Wayne, James Stewart, Frank Sinatra, Bruce Lee, Orsen Welles, Roy Rogers and Jack Palance. RSI's video library has been valued at over $12.0 million by a reputable independent appraiser.

DVDs

     RSI has recently introduced a new line of DVDs, which will be in stores for Father's Day 2001. This new line combines three classic television favorites with three old-time radio shows of the same series. Because of RSI's old-time radio licenses, RSI combines the classic television programs with the radio shows that inspired them. RSI has introduced the following as the first eight products in this line:

o COMEDIES: The Adventures of Ozzie and Harriet/ Duffy's Tavern/ The Jack Benny Show

o COMEDIES: Fibber McGee and Molly/ The George Burns and Gracie Allen Show/ The Great Gildersleeve

o COMEDIES: The Edgar Bergen and Charlie McCarthy Show/ The Life of Riley/ Our Miss Brooks

o    FAVORITES: The Halls of Ivy/ Mr. District Attorney/ The Third Man

o    DETECTIVES: The Adventures of Ellery Queen/ Boston Blackie/ Dragnet

o DETECTIVES: Dangerous Assignment/ Philip Marlowe, Detective/ Richard Diamond, Private Detective

o    DETECTIVES: Gangbusters/ Mr. and Mrs. North/ Sherlock Holmes

o    ADVENTURE: Flash Gordon/ The Lone Ranger/ The Roy Rogers Show

New Product Lines

o RSI intends to launch a number of additional new product lines as well as individual product collections and compilations in the third quarter of 2001 in anticipation of the 2001 holiday selling season in order to both expand its presence in retail outlets and its offerings in its catalogs.

MediaBay.com

     Our MediaBay.com media portal site is an innovative content and e-commerce web site offering our 2.55 million customers, 2.2 million email addresses and approximately 1.6 million unique web site monthly visitors a single location for digital downloads of premium spoken word content. Portions of these downloads are provided as free samples, however, the majority of the content is offered for sale in either on a per download basis or as part of a monthly subscription. Our objective is to position MediaBay.com as the leading digital download provider of premium spoken word audio content.

     We have created a service, which enables the secure delivery of a wide variety of premium spoken audio content over the Internet from our website, MediaBay.com, for playback on both personal computers and on portable playback devices. This content includes entertainment, news and business information. We have more than 50,000 hours of audio content, including audio versions of books, periodicals and radio programs such as Jack Benny, The Shadow, Burns & Allen and Superman. We provide audio versions of books from publishers including Simon & Schuster Audio and Hay House Audio as well as certain Time, Inc. magazines. We believe that our extensive audio content collection and our secure delivery system provide benefits to our customers, content providers, manufacturers of hand-held portable devices, and other companies, which distribute or promote our service.

     We are aggressively working to expand our reach and brand recognition through partnership agreements with major online retailers, top manufacturers of portable digital audio devices, content portals and other audio industry leaders. We have entered into numerous digital marketing and distribution agreements, including agreements with Books-A-Million, Inc., I-Jam Multimedia, Iomega Corporation, RioPort, Inc., iUniverse.com and Creative Labs. These companies have agreed to support and promote the playback of our content on their websites and/or their portable devices. In addition to supporting the necessary technology, these companies have agreed to incorporate our spoken audio content offerings into their own content portals, in many cases on an exclusive or preferred basis. These companies typically receive a percentage of the profits generated from customer purchases of MediaBay.com content, which they generated. We have also entered into marketing and distribution arrangements with Microsoft, RealNetworks, Voquette, Savos, KNX1070.com and others to promote our content to their customers. In return, we have access to additional distribution outlets and receive additional revenue for each download purchased.

     We are developing relationships with cell phone and wireless phone companies and other wireless technology providers to offer our products in download format to wireless phone and other hand-held digital audio players. The combination of wireless freedom and digital transmission will, in the future, allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC.

Supply and Production

     We have acquired licensing rights to a substantial majority of our digitally downloadable content library. These rights have been principally acquired from the original rights holders, including audiobook publishers and magazine and newspaper content creators such as Time, Inc. Since there are no manufacturing costs, inventory carrying costs or receivables, we may enjoy better product margins than on sales of physical goods.

RadioClassics

         Our RadioClassics subsidiary intends to syndicate our old-time radio library across multiple distribution platforms including traditional radio, digital cable television, satellite television (DBS), satellite radio and the Internet. We produce and syndicate three national "classic" radio programs: "When Radio Was" hosted by Stan Freberg, "Radio Movie Classics" hosted by Jeffrey Lyons, and "Radio Super Heroes." These three programs are collectively heard on more than 500 radio stations in more than 350 markets including one of the nation's largest radio stations, KNX1070 Los Angeles, by over 3 million listeners weekly. Our library of old-time radio programs provides the content and the basis for these programs.

     Our current syndicated radio shows provide an excellent forum to introduce our old-time radio programs to existing and potential new listeners. The syndication agreements also provide us with an average of 1 to 2 minutes per hour for our own advertising and promotional use. We use this advertising and promotional forum as a means to develop broader name recognition for Radio Spirits and additional sales of old-time radio products from existing and first time buyers as well. We believe that by providing our programs on the additional distribution platforms targeted by RadioClassics, and allowing Radio Spirits to advertise without charge, sales of our old-time radio products could increase significantly.

     Our success with our traditional radio syndication programs provide a natural extension for the syndication of our content on a 24/7 basis via numerous other distribution platforms through our RadioClassics subsidiary. RadioClassics is currently in discussions with leading cable television, satellite radio and satellite television companies to establish distribution capabilities for Radio Spirit's old-time radio content. We believe that when RadioClassics secures access to these distribution platforms, it will be the first time that a company will be able to offer advertisers the ability to cross-promote across multiple distribution platforms such as these.

     In addition to traditional broadcast radio and the Internet, the other channels of distribution being pursued by RadioClassics for Radio Spirits old-time radio content include satellite radio, satellite television and cable television.

Industry Overview

Audiobooks

     The market for audiobooks in 1999, according to the Audio Publishers Association, exceeded $2.3 billion. The market for audiobooks grew at a compound annual growth rate of approximately 27% from an estimated $250 million in 1989 to approximately $2.3 billion in 1999. The market for audiobooks had cumulative growth of 39.6% from 1995-1998.

     The Audiobook Publishers Association recently conducted a survey and released the following information:

     o The average audiobook listening household listens to 13.9 audiobooks per year, and within that household, the main user listens to 13.1 of those 13.9. The average audiobook listener has now been listening for
          3.7 years, and 65% of audiobook households are "married" households.

     o Audiobook listeners aged 35-64 form a broad loyal demographic group; they listen to more titles and they spend more time listening each week than other groups. The fact that the most concentrated use falls into the 35-64 age range bodes generally well for the success of audiobooks among the U.S. population.

     o The top three situations in which audiobooks are used are at home (37.4%); in the car but not commuting (26%); and in the car while commuting (18.5%). In 1999, 44.5% of listening was done in the car, as opposed to 55% in 1995. Women aged 35-64 account for more of the listening done at home. Less common situations include listening while exercising (7.6%), and at work (3.8%.) Audiobooks are also being used at school or daycare (4%) on a plane (1.3%) and on mass transit (1.3%).

     According to the Audiobook Publishers Association, the popularity of various genres of audiobooks among listeners is as follows:

     o The single most popular audiobook category is "book-based unabridged fiction," which accounted for 30% of the market.

     o    Book-based fiction as a whole (an aggregate of specific categories) -
          48%.

     o    General/Misc. non-fiction - 21%.

     o    Religious/inspirational audiobooks - 8%.

     o    Children's audiobook product - 14%.

     o    Language instruction programs - 2%.

     According to the Audiobook Publishers Association, although the most popular reason to listen to audio is "listening while doing other things (24%), second is "enjoy listening to audiobooks" (14%), followed by entertainment (11%).

     Initially, many people begin to listen to audiobooks because it allows them to do two things at once, however the long-term appeal of audiobooks becomes the pleasure of listening. Fifty percent of respondents to the Audiobook Publishers Association survey mentioned audiobooks as an alternative to radio, while 6% listen for self-improvement or enrichment.

     Among those surveyed, 85% owned car cassette players, 25% have CD players in their cars and 71% own computers.

     A 1996 market study by the Yankee Group indicates that 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. According to the Department of Transportation, in 1990, 84 million people drove to and from work alone, an increase of 35% from 1980. As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized alternative to radio, which does not allow listeners to control when they listen to a particular program or what they listen to.


Old-time Radio

     Old-time radio programs include radio dramas, mysteries, detective stories, comedies, westerns, science fiction and adventure stories that originally aired from the 1930s to the 1970s. Classic video programs include films originally released from the silent film era of the 1930s through the 1970s.

     Radio's creative forces fired the imagination of listeners with drama, comedy, music and even re-enactments of popular movies. The medium's writers, producers and talent laid the foundation for the advent of television. Many of Radio's shows and stars made the transition to early television.

     Today "Old-time" radio programming is still a very popular listening option. In a recent ten market survey, Arbitron research showed that our nationally syndicated old-time radio shows ranked first in New York, Los Angeles, Chicago, Salt Lake City and Milwaukee in the period when they aired.

     We believe, there is a large audience for this great treasure trove of entertainment - some for nostalgic reasons - others because of curiosity and still more because they truly enjoy the kind of entertainment that stimulates the theatre of their minds.

     We believe there has been a resurgence in consumer interest for old-time radio programs, as demonstrated by the growth of our sales of these products and increased opportunities to enter into co-branding and cross-marketing agreements, such as our agreements with the Frank Sinatra estate, Walter Cronkite, the Smithsonian Institute and American Movie Classics. We also believe that these programs have become a unique entertainment market, appealing to those consumers who remember the "golden age of radio" and their childhood film favorites with nostalgia and to younger listeners seeking new forms of entertainment.


Digital Downloads

     Public demand for new sources of entertainment, information and educational media continues to grow as the amount of content and sources of such content proliferate. Veronis, Suhler & Associates estimate that the communications industry exceeded $300 billion in revenues in 1997. This is an increase from less than $60 billion in 1977. During 1997, Americans on average spent more than 3,300 hours reading, watching or listening to media content. We believe that many consumers seek a better way to manage this content. Listening is a way for individuals to consume spoken word content at times when they are unable to read, such as when they are driving, exercising or doing chores.

     The Internet has emerged as a significant global communications medium giving millions of people the ability to access and share large amounts of information and to experience entertainment offerings. Through the Internet, people can quickly receive various forms of information and entertainment, from traditional types of publishing such as text to the newer technologies like streaming and downloadable audio.

     According to a May 2000 Forrester Research Report entitled, "The Self-Serve Audio Evolution", Internet audio listening is not a niche activity - 56% of respondents to a Forrester survey listen to audio on their PC every week. Even the downloading of music files is gaining popularity - the survey shows that 36% of respondents download music at least once a month, while 17% do so at least once a week.

     In the past, the audio environment available to Internet users restricted consumers to listening directly from their PCs or through players that allowed short lengths of audio content. Consumer electronics and computer manufacturers have been addressing this constraint by developing mobile devices that are capable of storing more audio content for consumers to play. An International Data Corporation (IDC) analysis calculated that shipments of hand-held companion devices exceeded 4.5 million units worldwide in 1998 and will increase to over 14 million worldwide by 2002. We believe seven million of these mobile devices will be audio-enabled by the year 2002. This estimate does not include the recent appearance of Internet-connected digital audio players. According to Forrester Research, the installed base of Internet-connected digital audio players reached one million units in 1999 and is estimated to be 34 million units by 2003. We believe this increase in digital audio players will directly translate into increased demand for premium spoken word content to be heard on these players.

     We believe that wireless telephone and wireless applications protocol
("WAP")
technology is the ideal match for hand-held digital audio players. The combination of wireless freedom and digital transmission will, in the future, allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC. Forrester predicts that carmakers will install personal audio recorders. By placing hard drives in cars and partnering with technology companies, vehicle manufacturers will be able to provide commuters a solution for on-demand audio. On July 31, 2000, automaker Ford Motor Co. and Qualcomm Inc., a provider of wireless phone technology, announced a new company to develop and deliver wireless information services into cars and trucks. Known as Wingcast, the new company will be based in San Diego and will offer communication, information, navigation, entertainment, Internet access and safety services to drivers of Ford vehicles. The first services are expected to be available in late 2001. It is expected that with the technology they develop, commuters will be able to wirelessly transfer the content they downloaded overnight to the car's hard drive and listen to it on their morning commute. This freedom to download wirelessly will allow unprecedented convenience for consumers.

Competition

     The audiobook and mail order industries are intensely competitive. However, we believe that we operate the only club for audiobooks in the United States and that we are the largest marketer of old-time radio programs.

     We compete with all other outlets through which audiobooks and other spoken word content are offered, including bookstores, audiobook stores which rent or sell only audiobooks, mail order companies that offer audiobooks for rental and sale through catalogs and retail establishments such as convenience stores, video rental stores and wholesale clubs.

     As the markets for spoken word content increasingly shifts towards the Internet, we face competition for the marketing and distribution of these products from other highly trafficked sites, offering a variety of competing products, including Amazon.com and Barnesandnoble.com. Currently, there are several other sites offering streaming audio content and products in digital download format, including audible.com, which offer digital download spoken word content, including audiobooks.

     We also compete for discretionary consumer spending with mail order clubs and catalogs, other direct marketers and retailers that offer products with similar entertainment value as audiobooks and old-time radio and classic video programs, such as music cassettes and compact discs, printed books, videos, and laser and digital video discs.

Intellectual Property

     We have a United States registered trademark for the Audio Book Club logo and have several pending United States trademark and service mark registrations, including "MediaBay," "Radio Spirits", "MediaBay.com," "audiobookclub.com" and the MediaBay logos. We have applied for several additional service marks relating to slogans and designs used in our advertisements, member mailings and member solicitation packages. We believe that our trademarks and service marks have significant value and are important to our marketing. We also own or license the rights to the radio and video programs in our content library.

     We rely on trade secrets and proprietary know-how and employ various methods to protect our ideas, concepts and membership database. In addition, we typically obtain confidentiality agreements with our executive officers, employees, list managers and appropriate consultants and service suppliers.

Employees

     As of March 13, 2001, we had 68 full-time employees. Of these employees, 2 served in corporate management; 6 served in management and 23 served in operational positions at our Audio Book Club operations; 2 served in management and 7 served in operational positions at our MediaBay.com operations and 6 served in management and 22 served in operational positions at our old-time radio and classic video operations. We believe our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

Risks Related to Our Financial Condition

We have a history of losses, are not currently profitable and may incur future losses.

     Since our inception, we have incurred significant losses. We had losses of $6.7 million during the year ended December 31, 1999 and $54.6 million during the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $84.8 million. We are not currently profitable and may not become profitable in the future.

We may not be able to meet our obligations to repurchase shares of our common stock in the future.

     We granted sellers in our acquisitions the right to sell back to us shares of our common stock that we issued to them. Unless our common stock satisfies specific price targets and/or trading volume requirements, these rights could require us to purchase up to 305,000 shares in the future as follows:

     o 25,000 shares at a price of $14.00 per share beginning on December 31, 2003;

     o up to 230,000 shares at a price of $15.00 per share beginning on December 31, 2004; and

     o 50,000 shares at a price of $15.00 per share beginning on December 31, 2005.

     If we were required to repurchase all 305,000 shares, it would cost us approximately $4.6 million. We may not have sufficient funds to meet these obligations to repurchase stock in the future.


Risks Related to our Operations

Our products are sold in a niche market that is still evolving and may have limited future growth potential.

     We believe that the market for audiobooks and old-time radio and classic video programs has expanded rapidly in recent years. However, consumer interest in audiobooks and old-time radio and classic video programs may decline in the future, and growth trends in these markets may stagnate or decline. The sale of audiobooks through mail order clubs and over the Internet are emerging retail concepts, and audiobooks are still evolving as a niche market. As is typically the case in an evolving industry, the ultimate level of demand and market acceptance for our products is subject to a high degree of uncertainty. A decline in the popularity of audiobooks and old-time radio and classic video programs would limit our future growth potential and negatively impact our future operating results.

We may be unable to anticipate changes in consumer preference for our products and may lose sales opportunities.

     Our success depends largely on our ability to anticipate and respond to a variety of changes in the audiobook, old-time radio and classic video industries. These changes include economic factors affecting discretionary consumer spending, modifications in consumer demographics and the availability of other forms of entertainment. The audiobook, old-time radio and classic video markets are characterized by changing consumer preferences, which could affect our ability to:

     o    plan for catalog offerings;

     o    introduce new titles;

     o    anticipate order lead time;

     o    accurately assess inventory requirements; and

     o    develop new product delivery methods.

     Although we evaluate many factors and attempt to anticipate the popularity and life cycle of audiobook titles, the ultimate level of demand for specific titles is subject to a high level of uncertainty. Sales of audiobook titles typically decline rapidly after the first few months following release. If sales of specific titles decline more rapidly than we expect, we could be left with excess inventory, which we might be forced to sell at reduced prices. If we fail to anticipate and respond to factors affecting the audiobook industry in a timely manner, we could lose significant amounts of capital or potential sales opportunities.

The market for digital download of spoken word content is uncertain, and we may not be able to participate in this market effectively or at all.

     Digital download of spoken word content from the Internet is a relatively new method of distribution and its growth and market acceptance is uncertain. Purchasing spoken word content over the Internet in digital download format involves adjustments in general consumer purchasing patterns, and consumers may not be willing to purchase spoken word content in digital download format. If we invest significant amounts of money and effort in developing digital download products which do not achieve widespread popularity, or if the market for digital download of spoken word content does not evolve as we anticipate, we may not be able to recover our investment.

     Since pricing patterns for the supply and sale of digital download of spoken word content have not yet been established, we may not be able to buy these products on the same terms as our existing products. Our profit margin for these products also may not be as favorable as our profit margins for our existing products.

We may not be able to license or produce desirable spoken word content, which could reduce our revenues.

     We could lose sales opportunities if we are unable to continue to obtain the rights to additional audiobook libraries or selected audiobook titles. Many of our license agreements with audiobook publishers are short-term, non-exclusive agreements, typically one to three years in length, and some of our agreements will expire over the next several months unless they are renewed. We may not be able to renew existing license and supply arrangements for audiobook publishers' libraries or enter into additional arrangements for the supply of new audiobook titles.

If our third-party providers fail to perform their services properly, our business and results of operations could be adversely affected.

     Third-party providers conduct all of our Audio Book Club customer service operations, process orders and collect payments for us. If these providers fail to perform their services properly, Audio Book Club members could develop negative perceptions of our business, collections of receivables could be delayed and our operations might not function efficiently.

Our marketing strategy to acquire new members for Audio Book Club could result in increased costs, and we may not acquire as many members as we anticipate, which would inhibit our sales growth.

     If our direct mail and other marketing strategies are not successful, our per member acquisition costs may increase, and we may acquire fewer new members than anticipated, which would slow our sales growth. We use a variety of modeling and list analysis procedures and techniques as part of our efforts to target our direct mail campaigns efficiently, and we intend to increase the number of prospective members to which member solicitation packages will be mailed. However, the success of our planned direct mail campaigns is subject to a high degree of risk and uncertainty, and we may fail to accurately target the type of persons who are likely to join our Audio Book Club.

Increased member attrition could negatively impact our future revenues and operating results.

     Increases in membership attrition above the rates we anticipate could materially reduce our future revenues. We incur significant up front expenditures in connection with acquiring new members. A member may not honor his or her commitment, or we may choose to terminate a specific membership for several reasons, including failure to pay for purchases, excessive returns or cancelled orders. As a result, we may not be able to fully recoup our costs associated with acquiring new members. In addition, once a member has satisfied his or her initial commitment to purchase additional audiobooks at regular prices, the member has no further commitment to make purchases.

If third parties obtain unauthorized access to our member and customer databases and other proprietary information, we would lose the competitive advantage they provide.

     We believe that our Audio Book Club member file and customer lists are valuable proprietary resources, and we have expended significant amounts of capital in acquiring these names. Our member and customer lists, trade secrets, trademarks and other proprietary information have limited protection. Third parties may copy or obtain unauthorized access to our member and customer databases and other proprietary know-how, trade secrets, ideas and concepts. Competitors could also independently develop or otherwise obtain access to our proprietary information. In addition, we rent our lists for one-time use only to third parties that do not compete with us. This practice subjects us to the risk that these third parties may use our lists for unauthorized purposes, including selling them to our competitors. Our confidentiality agreements with our executive officers, employees, list managers and appropriate consultants and service suppliers may not adequately protect our trade secrets. If our lists or other proprietary information were to become generally available, we would lose a significant competitive advantage.


If we are unable to pay our accounts payable in a timely manner, our suppliers and service providers may refuse to supply us with products or provide services to us.

     At December 31, 2000, we owed approximately $16.7 million to trade and other creditors. Approximately $9.9 million of these accounts payable were either past due under the vendor's ordinary terms or more than 90 days old. If we do not make satisfactory payments to our vendors they may refuse to continue to provide us products or services on credit, which could interrupt our supply of products or services. Moreover, a few of our vendors are closely monitoring our credit and it is difficult to secure credit with new vendors. We do not expect these circumstances to change until we improve our financial position and reduce the level of our payables.

Higher than anticipated product return rates could reduce our future operating results.

     We experienced a product return rate of approximately 25.8% in 2000 and 26.4% in 1999. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected.

If we are unable to collect our receivables in a timely manner, it may negatively impact our cash flow and our operating results.

     We are subject to the risks associated with selling products on credit, including delays in collection or uncollectibility of accounts receivable. If we experience significant delays in collection or uncollectibility of accounts receivable, our liquidity and working capital position could suffer and we could be required to increase our allowance for doubtful accounts which would increase our expenses. Our accounts receivable have historically increased from period to period, and we expect them to continue to increase as our revenues increase.

Increases in costs of postage could negatively impact our operating results.

     We distribute millions of mailings each year, and postage is a significant expense in the operation of our business. We do not pass on the costs of member mailings and member solicitation packages. Even small increases in the cost of postage multiplied by the millions of mailings we conduct would result in increased expenses and would negatively impact our operating results.

We face significant competition from a wide variety of sources for the sale of our products.

     We compete with other web sites which offer similar entertainment products or content, including digital download of spoken word content. New competitors, including large companies, may elect to enter the markets for audiobooks and spoken word content. We also compete for discretionary consumer spending with mail order clubs and catalogs, other direct marketers and retailers that offer products with similar entertainment value as audiobooks and old-time radio and classic video programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have greater financial resources that enable them to better withstand substantial price competition or downturns in the market for spoken word content.

     The audiobook and mail order industries are intensely competitive. We compete with all other outlets through which audiobooks and other spoken word content are offered, including:

     o    bookstores;

     o    audiobook stores which rent or sell only audiobooks;

     o mail order companies that offer audiobooks for rental and sale through catalogs; and

     o retail establishments such as convenience stores, video rental stores and wholesale clubs.

The loss or unavailability of our key personnel could have a material adverse effect on our business.

     Our success depends largely on the efforts of Norton Herrick, our Chairman, Michael Herrick, our Chief Executive Officer and President, Hakan Lindskog, our Chief Operating Officer, and Stephen McLaughlin, our Executive Vice President and Chief Technology Officer. Norton Herrick is actively involved in the management and operation of several businesses and is required to devote only as much time to our business and affairs as he deems necessary to perform his duties. Norton Herrick may experience a conflict in the allocation of his time among his various business ventures. The loss of the service of these officers or of other key personnel could have a material adverse effect on our business. We do not maintain key-man insurance on the lives of these officers or any other key personnel.


Risks Related to the Internet and Technology

We may not be able to continue to license rights to sell spoken word content in new formats, such as digital download of audio files, or to respond rapidly to technological developments in the spoken word content industry.

     If we are unable to adapt our content and our web sites to evolving entertainment technologies and to continue to license the rights to sell spoken word content in new and emerging formats, such as digital download of audio files and enabling technologies, our product offerings may become obsolete and consumers may purchase spoken word content elsewhere. Some of our arrangements with audiobook publishers permit us to produce and sell audiobooks in a cassette and CD format, and they may not permit us to adapt our licenses to new technologies. Although we have the ability to offer secure digital download of our spoken word content to personal computers, we believe that the introduction by third parties of portable consumer electronic devices will be necessary for broad consumer acceptance of digital download files. In addition, the technology used in delivering spoken word content over the Internet may continue to evolve rapidly.

We may experience system interruptions, which affect access to our web sites and our ability to sell products over the Internet.

     Our marketing efforts have increasingly focused on our Internet operations, and our future revenues may depend in part on the number of web site visitors who join as Audio Book Club members and who make online purchases. The satisfactory performance, reliability and availability of our web sites, transaction-processing systems and network infrastructure are critical to our ability to attract and retain visitors at our web sites. If we experience system interruptions that prevent customers and potential customers from accessing our web sites, consumer perception of our on-line business could be adversely affected, and we could lose sales opportunities and visitor traffic.

Security risks of electronic commerce could discourage the purchase of our products over the Internet or expose us to claims.

     The transmission of private information, such as credit card numbers, over the Internet is vulnerable to exposure and use by hackers and other unauthorized persons. Advances in computer hacking or cryptographic decoding could result in a compromise of the technology or other software used by us to protect customer transactions and other data. If there is any significant compromise of our systems' security or if customers perceive our web sites as not secure, we could lose business or be exposed to potential claims of failure to protect or misuse of confidential information.

Unauthorized duplication of our licensed content could affect our business.

     Our attempts to ensure secure delivery of spoken word content to purchasers over the Internet may not prevent the unauthorized replication of content that we license for distribution. Unauthorized duplication of our content could discourage content providers from entering into future licensing agreements with us. If we permit unauthorized duplication of the content we sell, we could become liable to content providers for substantial damages. Furthermore, we may be required to spend increasing amounts of time and money to attempt to reduce possible unauthorized duplication of the content we offer.

We could be sued for content that we distribute over the Internet and could become subject to substantial damage claims.

     As a distributor and publisher of content over the Internet, we could become liable for copyright or trademark infringement, defamation, indecency or other claims based on the nature and content of materials that we offer to consumers. Lawsuits based on our content could be expensive to defend and damaging to our business. We could be liable for damage claims in excess of the amount of indemnification payments or insurance reimbursement, if any, that we might obtain.

The inability to acquire or maintain effective Internet web domain names could create confusion and direct traffic away from our web sites.

     We currently hold various Internet web addresses relating to our network. If we are not able to prevent third parties from acquiring web addresses that are similar to our addresses, third parties could acquire similar domain names which could create confusion that diverts traffic away from our web sites, which would adversely affect our business. In addition, infringement claims by third parties which challenge our use of these names could result in the expenditure of significant financial and managerial resources or cause us to lose such names and the benefits of brand awareness we are spending resources to develop. The acquisition and maintenance of web addresses generally is regulated by governmental agencies and their designees. The regulation of web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant web addresses in all countries where we conduct business. Furthermore, the relationship between regulations governing these addresses and laws protecting proprietary rights is unclear.

The Internet is subject to legal uncertainties and potential government regulation that could impair the growth of the Internet, decrease demand for products we offer on our web sites and increase our costs.

     The application of existing laws to the Internet, particularly with respect to property ownership, libel, pricing and user privacy is uncertain. Government agencies and regulatory authorities may adopt future laws and regulations governing electronic commerce or Internet consumer protection. These laws and regulations could:

     o impose burdensome requirements on our ability to conduct our business over the Internet;

     o    discourage consumer use of the Internet;

     o    decrease demand for our products; or

     o    increase our costs.

We may become subject to liability for taxes in connection with our Internet sales.

     We currently are not required to collect sales or other taxes on Internet sales of content products in most states. Our business could be harmed if additional sales or similar taxes are imposed on us or if jurisdictions in which purchasers of our content reside require that we collect sales or similar taxes when selling over the Internet. Significant tax requirements could increase our costs associated with Internet sales. Additionally, increased costs associated with taxes passed on to consumers could discourage consumers from making purchases from us.

Risks Related to Our Capital Structure

The Herrick family exerts significant influence over shareholder matters.

     Norton Herrick, Michael Herrick, Howard Herrick and Evan Herrick and their affiliates own approximately 31.6% of our outstanding common stock. As significant shareholders and directors, they are able generally to direct our affairs and exert significant influence over matters which require director or shareholder vote, including the election of directors, amendments to our Articles of Incorporation or approval of the dissolution, merger, or sale of MediaBay, our subsidiaries or substantially all of our assets. This concentration of ownership by the Herrick family could delay or prevent a change in our control, even when a change in control might be in the best interests of other shareholders.

The terms of our debt impose restrictions on our business.

     As of April 6, 2001, we had approximately $6.6 million of debt outstanding under our revolving line of credit and $9.7 million principal amount of debt outstanding under convertible promissory notes. Our line of credit restricts our ability to raise financing for working capital purposes because it prohibits us from incurring additional debt without the lenders permission and requires us to use certain proceeds from equity financings to repay amounts outstanding under the credit agreement. In addition to limiting our ability to incur additional indebtedness, our existing indebtedness under our revolving line of credit limits or prohibits us from, among other things:

     o    merging into or consolidating with another corporation;

     o    selling all or substantially all of our assets;

     o    declaring or paying cash dividends; or

     o    materially changing the nature of our business.

     We have agreed upon a term sheet with our lenders to extend the maturity date of our revolving credit facility to September 30, 2002 and are currently amending the loan documents. We expect that a definitive agreement will be executed.

     Moreover, the term sheet with our lenders permits us to incur up to an additional $3.0 million of secured debt over the next few months and we expect to grant a security interest in some of our assets in connection with $800,000 of advances we recently received. We expect this debt to contain similar limitations and prohibitions on our operations.

     In addition, if an event of default occurs under the convertible promissory note or senior credit facility, the indebtedness could become due and payable. We might not have sufficient funds to repay this outstanding indebtedness when it becomes due.

Our ability to use our net operating losses may be limited in future periods, which could increase our tax liability.

     Under Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in
Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. The additional equity financing we obtained in connection with recent financings has resulted in an ownership change and, thus, may limit our use of prior net operating losses. In the event we achieve profitable operations, any significant limitation on the utilization of net operating losses would have the effect of increasing our tax liability and reducing after tax net income and available cash reserves. We are unable to determine the availability of net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Our stock price has been and could continue to be extremely volatile.

     The market price of our common stock has been subject to significant fluctuations since our initial public offering in October 1997. The securities markets have experienced, and are likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to:

     o    our ability to maintain listing of our common stock on NASDAQ;

     o    actual or anticipated variations in our quarterly operating results;

     o    announcements by us or other industry participants;

     o    factors affecting the market for spoken word content;

     o    changes in national or regional economic conditions;

     o changes in securities analysts' estimates for us, our competitors' or our industry or our failure to meet such analysts' expectations; and

     o    general market conditions.

All of our shares of restricted common stock are currently eligible for sale and could be sold in the market in the near future, which could depress our stock price.

     As of April 6, 2001, we have outstanding 13,861,866 shares of common stock. Approximately 8,600,000 of our shares are currently freely trading without restriction under the Securities Act of 1933. All of the remaining shares have been registered for resale or have been held by their holders for over two years and are eligible for sale under Rule 144(e).

     There are currently outstanding options and warrants and other convertible securities to purchase approximately 11,696,361 shares of common stock at a weighted average price of $6.65 per share. Substantially all of these shares have been registered for resale and may be sold in the public market by their holders upon exercise. To the extent they are exercised or converted, existing stockholders' ownership will be further diluted and our stock price could be further adversely affected. This could also adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in the outstanding options and warrants.

Item 2. Description of Property.

     We lease 11,451 square feet of office space in Cedar Knolls, New Jersey pursuant to a lease agreement that expires in August 2003 at a monthly rate of $15,000. We have the option to renew the lease for an additional three-year period. We lease 8,000 and 8,400 square feet in Schaumberg, Illinois pursuant to two lease agreements which both expire in December 2005, subject to a three-year renewal option. Monthly rent for the first lease is $5,000. These spaces contain both office and warehouse space for RSI. Monthly rent for the second lease is $4,000 base rent and $2,000 per month related to lessor's leasehold improvements.

     The Company entered into two ten-year leases on 7,000 square feet of office and warehouse space in Bethel, Connecticut and 3,000 square feet of warehouse space in Sandy Hook, Connecticut, respectively. Lease payments and mandatory capital improvement payments, starting in 2004, are $4,000 per year and $2,000 per year on the Bethel and Sandy Hook properties, respectively.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     MediaBay's common stock has been quoted in the Nasdaq National Market under the symbol "MBAY" since November 15, 1999. From October 23, 1997 until November 12, 1999, MediaBay's common stock was listed on the American Stock Exchange under the symbol "KLB". The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market since November 15, 1999 and the high and low sales prices reported by the American Stock Exchange until November 12, 1999.


                                                     High         Low
Fiscal Year Ended December 31, 1999
       First Quarter                                 14.38        7.38
       Second Quarter                                19.94       10.00
       Third Quarter                                 15.88        7.25
       Fourth Quarter                                15.00       10.25
Fiscal Year Ended December 31, 2000
       First Quarter                                 15.75        7.13
       Second Quarter                                 7.06        3.06
       Third Quarter                                  3.06        1.63
       Fourth Quarter                                 3.38         .69
Fiscal Year Ending December 31, 2001
       First Quarter                                  1.63         .53
       Second Quarter (through April 6, 2001)          .69         .50

     On April 6, 2001 the last reported sale price of our common stock on the Nasdaq National Market was $0.50 per share. As of April 6, 2001, there were approximately 91 record owners of our common stock. We believe that there are more than 400 beneficial owners of our common stock.

Dividend Policy

     We have never declared or paid and do not anticipate declaring or paying any dividends on our common stock in the near future. The terms of our debt agreements prohibit us from declaring or paying any dividends or distributions on our common stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, capital requirements, business factors and other factors as our Board of Directors deems relevant.

Sales of Securities and Use of Proceeds

     In November 2000, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $4.00 per share pursuant to a consulting agreement. In December 2000, we issued warrants to purchase 18,480 shares of our common stock at an exercise price of $8.41 pursuant to a 1998 letter agreement.

     During the three months ended December 31, 2000, we issued options under our 2000 Stock Incentive Plan to purchase a total of 124,000 shares of our common stock to employees.

     We relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 in connection with such issuances.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     We are a leading provider of premium spoken word audio content and products in hard goods and digital download formats via the Internet and various offline methods. We market and sell our audiobooks through Audio Book Club, the largest membership-based club of its kind with approximately 1.95 million members, and our Audiobookclub.com web site. We sell our old-time radio and classic video programs direct to consumer through our direct marketing catalog and web site, Radiospirits.com, as well as on a wholesale basis to major retailers. We offer downloads of audiobooks, old-time radio shows and current and archived newspapers and magazines at MediaBay.com. Our Radio Classics subsidiary intends to distribute our old-time radio library across multiple distribution platforms including traditional radio, digital cable television, satellite television
(DBS), satellite radio and the Internet.

     We have undertaken a significant review of our strategic objectives and operations. While we remain committed to growth and believe strongly in both the potential of our core markets and the future of digital downloads of premium spoken word content, our priorities for the next twelve months are to operate our core businesses on a more profitable basis and to improve cash flow. To this end, we have implemented a number of key initiatives as follows:

     o As a result of implementing a standardized merchandising program in our catalogs, we have reduced the number of SKUs (Stock Keeping Units) in our inventory.

     o We have revised the logic used in determining customer shipments which we believe reduces the level of customer returns and decreases the level of required inventory.

     o We have eliminated our Audio Book Club every day low price discounting structure and currently sell most titles to members at full manufacturers' suggested retail price.

     o We have discontinued doing cost per thousand guaranteed impressions and cost per click advertising on the Internet in favor of cost per customer acquired agreements only.

     o We have streamlined the operations structure of our divisions and have been able to eliminate positions that are no longer necessary to achieve our goals.

     o We have revised our marketing strategies to focus on the acquisition of customers who generate higher profits, have therefore reduced, and will continue to reduce the amounts expended on advertising both on the Internet and in direct mail.

     We believe these initiatives have had a positive impact to date and will substantially increase the profitability and improve the cash flow of our operations.

     Our marketing programs have consisted primarily of direct mail, media advertising and marketing on the Internet. Online and offline direct response marketing costs to current members are expensed on the date the promotional materials are mailed. Online and offline direct response costs for any premiums, gifts or discounted audiobooks in the promotional offer to new members are expensed as incurred. Beginning in January 1999, we were required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit which was estimated at 30 months for our Audio Book Club and 60 months for our old-time radio business, based on our historical experience. Since 1999 was the first year the Company capitalized new member acquisitions costs the Company capitalized a very large portion of direct response advertising expenditures. Therefore, the comparison of marketing expenses between 1999 and 2000 may not be as meaningful.

     As a result of the timing of our marketing activities within a given year or quarter, the impact of capitalizing new member direct response marketing costs, the timing of the Audiobooks Direct acquisition and related costs, including interest expense and goodwill and other intangible asset amortization expense, and the write-down of goodwill, comparisons of our historical operating results from period to period may not be as meaningful.


Results of Operations

     The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                               Year Ended
                                                               December 31,
                                                           ---------------------
                                                             2000        1999
                                                             ----        ----

Net sales ................................................      100%       100%
                                                               ====       ====
Cost of sales ............................................       52         51
Gross profit .............................................       48         49
Advertising and promotion expense ........................       25         18
General and administrative expense .......................       31         21
Depreciation and amortization expense ....................       18         15
Non-cash write-down of goodwill ..........................       86         --
Interest income (expense), net ...........................       (6)       (10)
Extraordinary loss on early extinguishment of debt .......       (5)        --
Net loss .................................................     (123)       (15)


Year ended December 31, 2000 compared with year ended December 31, 1999

     Gross sales decreased $2.9 million, or 4.7%, to $59.9 million for the year ended December 31, 2000 from $62.8 million for the year ended December 31, 1999. The decrease in gross sales was primarily attributable to a slowdown in the aggressive marketing at both the Audio Book Club and Radio Spirits. In addition, we revised the logic used in determining customer product shipments, which resulted in lower gross sales but also lower return rates. We also instituted a policy of offering higher discounts, which resulted in lower dollar sales. This practice has since been eliminated. We have subsequently changed our discounting policy to restrict discounts to only selected titles. Returns, discounts and allowances declined $1.1 million, or 6.8%, to $15.5 million for the year ended December 31, 2000 from $16.6 million for the year ended December 31, 1999. Returns, discounts and allowances as percentage of gross sales were 25.8% in 2000 as compared to 26.4% of gross sales for the prior comparable period. The decrease in returns is due to aforementioned revisions in the logic used in determining customer shipments, as well as lower gross sales.

     Principally as a result of lower gross sales, partially offset by lower return rates, net sales for the year ended December 31, 2000 decreased $1.8 million, or 3.9%, to $44.4 million from $46.2 million.

     Cost of sales decreased $0.6 million, or 2.7%, to $23.0 million for the year ended December 31, 2000 from $23.7 million for the year ended December 31, 1999. Gross profit decreased $1.2 million, or 5.1%, to $21.4 million for the year ended December 31, 2000 from $22.5 million for the year ended December 31, 1999. Gross profit as a percentage of net sales was 48.1% as compared to 48.8% in the prior comparable period. In 2000, we offered an "everyday low pricing" discount structure to Audio Book Club members via both the catalog and at Audiobookclub.com. Previously, we had believed, based on test results and experiences at the clubs we acquired, that additional purchases would more than offset lower prices. Our experience revealed that while purchasing did increase it was not sufficient to offset the lower prices and our gross profit margin suffered. Beginning in 2001, we are offering only selected discounts in our catalogs and on our web site. We also implemented a standardized merchandising program in our catalogs, which reduced the numbers of SKUs (Stock Keeping Units) in our inventory and concentrated our inventory and sales on those items, which offer us the greatest gross profit per item. We also discounted our old-time radio products in an attempt to increase overall sales. These discounts have been largely discontinued and we have already begun to see increases in our gross profit percentage.

     Advertising and promotion expenses (for acquisition and retention of members) increased $2.9 million or 35.8%, to $11.0 million for the year ended December 31, 2000 compared to $8.1 million for the year ended December 31, 1999. Actual amounts expended for advertising and promotion in the year ended December 31, 2000 were $14.3 million a decrease of $3.1 million from the amount expended in the year ended December 31, 1999 of $17.4 million. The difference between the amount expended and the amount recorded as expense is due to the capitalization of direct response advertising. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit. Since 1999 was the first year we capitalized new member acquisitions costs, we capitalized a very large portion of direct response advertising expenditures. The difference between amounts expended for direct response advertising and the amounts recorded as expenses is expected to be lower beginning in the first quarter of 2001 which will result in improved comparability between periods.

     General and administrative expenses increased $4.2 million, or 42.5%, to $14.0 million for the year ended December 31, 2000 from $9.8 million for the prior comparable period. General and administrative expense increases are principally attributable to increased personnel and related costs, investor and public relation expenses and consulting expenses, including outside Internet development and maintenance expenses. Included in general and administrative expenses , for the year ended December 31, 2000, are $.3 million of non-cash expenses related to the issuance of warrants and options. We have taken several steps to reduce general and administrative expenses, including reducing personnel, terminating relationships with investor and public relation firms and terminating consulting agreements including those with outside Internet development and maintenance firms.

     Depreciation and amortization expenses increased $1.2 million to $8.0 million for the year ended December 31, 2000 from $6.8 million for the year ended December 31, 1999. The increase is principally due to amortization of goodwill and other intangible assets in connection with our acquisition of Doubleday Direct's Audiobooks Direct.

     During the fourth quarter of 2000, the Company reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121") due to a change in facts and circumstances. In the fourth quarter of 2000, the Company made a strategic decision to reduce spending on marketing to customers acquired in the Company's acquisitions of the Columbia House Audiobook Club, Doubleday Direct's Audiobooks Direct and Adventures in Cassettes in order to focus its resources on more profitable revenue sources. In addition, the Company has sold the remaining inventory acquired in its acquisition of Adventures in Cassettes and does not expect to derive any future revenues associated with this business. Consequently, the Company determined that the revised estimates of cash flows from such operations would no longer be sufficient to recover the carrying value of goodwill associated with these businesses. As a result, in the fourth quarter of 2000, the Company determined that the goodwill associated with these businesses was impaired and has recorded an impairment charge of $38.2 million. The impairment charge was measured as the difference between the carrying value of the goodwill and its fair value which was based upon discounted cash flows.

     Net interest expense for the year ended December 31, 2000 decreased $1.8 million to $2.7 million as compared to net interest expense of $4.5 million for the year ended December 31,1999. The Company has reduced its debt by $24.8 million since December 31, 1999.

     Net loss before an extraordinary item for the year ended December 31, 2000 was $52.5 million or $4.13 per share as compared to a net loss of $6.7 million or $.82 per share for the year ended December 31, 1999.

     In April 2000, we repaid $20.3 million of our bank debt out of the net proceeds from our follow-on primary offering. Accordingly, the Company recorded an extraordinary loss of $2.2 million relating to the write-off of deferred financing fees incurred in connection with such debt.

     Primarily due to the write-off of goodwill of $38.2 million, net loss for the year ended December 31, 2000 was $54.6 million or $4.30 per share of common stock as compared to a net loss of $6.7 million or $.82 per share of common stock for the year ended December 31, 1999.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have successfully increased cash generated subsequent to year-end, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses.

     For the year ended December 31, 2000, our cash increased by $0.3 million as we used net cash of $5.6 million for operating and $4.0 million for investing activities and had cash provided by financing activities of $10.0 million. Net cash used in operations principally consisted of the net loss of $54.6 million, which included a non-cash charge to earnings for impairment of goodwill, of $38.2 million, depreciation and amortization expenses of $8.0 million and an extraordinary loss on early extinguishment of debt of $2.2 million, an increase in royalty advances of $0.8 million and a net increase in deferred member acquisition costs of $3.3 million, partially offset by decreases in net accounts receivable of $3.5 million, inventory of $0.5 million, prepaid expenses of $0.3 million and an increase in accounts payable and accrued expenses of $0.1 million.

     The increase in royalty advances relates to the advance payments to publishers and rights holders of our various licensed products including the acquisition of downloadable rights. The net increase in deferred member acquisition costs is attributable to amounts expended for both Audio Book Club and old-time radio direct response advertising campaigns less amounts previously capitalized and amortized in the current year. The decrease in accounts receivable during the year ended December 31, 2000 is principally due to lower sales in the fourth quarter of 2000 as compared to 1999 of our old-time radio products. The decrease in inventory specifically relates to our initiative described above in which we have implemented a standardized merchandising program in our catalogs and reduced the numbers of SKUs (Stock Keeping Units) in our inventory. We also revised the logic used in determining customer shipments which allows us to use returned units to fulfill customer orders.

     Cash used in investing activities for the year ended December 31, 2000 was primarily our investment of $2.0 million in I-Jam MultiMedia LLC, a pioneer in the development of portable digital audio devices. We acquired a 4% equity interest in I-Jam with an option to purchase an additional equity interest. Fixed assets increased $0.9 million, including capitalized Internet development costs of $0.5 million, and we incurred additional costs of $1.3 million relating to our acquisition of Audiobooks Direct.

     Cash provided by financing activities consisted of the completion of a follow-on public offering of our common stock, resulting in net proceeds to us of $29.4 million and increases in our notes payable to related parties of $2.5 million partially offset by the repayment of $21.7 million of long-term debt. These transactions are described in more detail below.

Recent Financings

     In January and February 2000, Evan Herrick, the son of our chairman, loaned the Company an additional $2.0 million in the form of 9% convertible promissory notes due December 31, 2004. The loans evidenced by the notes were intended to be short-term and serve as a "bridge" to replacement financing. At the time of issuance of the convertible notes, our board of directors resolved to seek to replace or refinance the convertible notes and accept a proposal for refinancing, whether or not (i) as favorable as the convertible notes including, without limitation, providing for a higher interest rate or lower conversion price, (ii) requiring the issuance of equity securities and/or (iii) requiring the payment of fees.

     In January and February 2000, two unaffiliated third parties converted $4.2 million principal amount of convertible promissory notes into 379,662 shares of our common stock.

     In March 2000, we closed our public offering of 3,650,000 shares of our common stock at a price of $9.00 per share for gross proceeds of $32.9 million. Net proceeds after expenses of $3.5 million, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses, were $29.4 million.

     In March 2000, we made a quarterly payment of principal on our term debt of $0.9 million. In April 2000, we repaid $20.3 million of our bank debt out of the net proceeds from the follow-on primary offering, representing the remaining term portion of such debt. In April 2000, we amended the terms of our remaining revolving debt with our lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. In June 2000, we paid down our bank debt by $0.5 million. In March 2001, the terms of our revolving debt were amended and the maturity of the principal amount of $6.6 million was extended to April 15, 2001. We have agreed upon a term sheet with our lenders extending the maturity date to September 30, 2002 and are currently amending the loan documents. We expect that a definitive agreement will be executed. In the event that a definitive agreement is not executed, we believe that we can obtain alternative financing. At December 31, 2000 the interest rate was 14% on $1.7 million of the borrowings and 12% on $4.9 million of the borrowings. The term sheet for the extension to the revolving credit facility contemplates that interest will be payable at the prime rate plus 2% and that we will make mandatory prepayments as follows: $100,000 on September 30, 2001 and $300,000 on each of December 31 2001, March 31, 2002 and June 30, 2002.

     In April and August 2000, the conversion price of the $3.0 million principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick was reduced to the then current market value of our common stock. In return, Mr. Herrick agreed to the following: interest on the note was forgiven by Mr. Herrick for the period from July 1, 2000 through December 31, 2000; Mr. Herrick gave us, under certain circumstances, the option of paying future interest in our common stock; all anti-dilution provisions, other than mechanical anti-dilution provisions were deleted; Mr. Herrick agreed, under certain conditions to lend us an additional $0.5 million and Mr. Herrick agreed not to convert $1.3 million of the principal amount of the note without our consent prior to June 1, 2001. The notes are currently convertible into shares of the Company's common stock at $1.75 per share, which was the market value on the date the terms were revised.

     In August 2000, Mr. Norton Herrick sold his $2.8 million convertible note to two unaffiliated third parties. The terms of subordinated debt were modified so that the two third parties agreed to waive any interest due to them and they also agreed to convert the entire subordinated debt by December 31, 2000. In October and November of 2000, one of the third parties converted $0.8 million principal amount of the notes into 440,000 shares of common stock. The third parties failed to pay Mr. Herrick the entire purchase price of the note they purchased. In December 2000, the parties rescinded the transaction as to $2.0 million principal amount of the note, which was not converted or paid for.

     In December 2000, an affiliate of Norton Herrick lent us $0.5 million and in February 2001, Mr. Herrick's affiliate lent us an additional $0.3 million.

     We have reached an agreement with an affiliate of Norton Herrick for an additional $2.5 million loan. It is currently contemplated that $1.0 million will be funded upon execution of a definitive agreement; and $0.5 million will be funded on or before April 30, May 31 and June 30, 2001, respectively.

     The proposed terms of Mr. Herrick's affiliate's advances of $0.8 million and proposed $2.5 million loan are described under the caption "Certain Relationships and Related Transactions." These terms are subject to the execution of definitive agreements, as well as the execution of definitive agreements relating to the extension of the revolving credit facility described above and related agreements among these lenders. We require this additional financing to satisfy some of our key vendors to ensure product supply and fulfillment services.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138, which is effective beginning January 1, 2001. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and also prescribes special accounting for certain types of hedges. We have not entered into any derivative or hedging transactions, and therefore, have concluded that upon adoption of SFAS No. 133 as of January 1, 2001, our transition adjustment is zero.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has determined that the adoption of SAB 101 in the fourth quarter of 2000 had no impact on the Company's financial position or results of operations. Revenues continue to be recognized upon shipment of merchandise consistent with the shipping terms. A reserve for future returns is recorded based upon historical experience and an evaluation of current trends.

Net Operating Losses

     Our net operating loss carryforwards expire beginning in 2018. Under
Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. The additional equity financing we obtained in connection with recent financings may result in an ownership change and, thus, may limit our use of our prior net operating losses. In the event we achieve profitable operations, any significant limitation on the utilization of net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Quarterly Fluctuations

     Our operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and Internet initiatives and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook and old-time radio releases and product returns. The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly Internet advertising and direct mail campaigns.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors, executive officers and other key employees of our company are as follows:

Name                  Age  Position
Norton Herrick        62   Chairman and Director
Michael Herrick       34   Chief Executive Officer, President and Director
Howard Herrick        36   Executive Vice President and Director
Hakan Lindskog        40   Chief Operating Officer
Stephen M. McLaughlin 34   Executive Vice President and Chief Technology Officer
John F. Levy          45   Executive Vice President and Chief Financial Officer
Robert Toro           36   Senior Vice President of Finance
Carl P. Amari         37   President of Radio Operations and Director
Roy Abrams            57   Director
Carl T. Wolf          57   Director

     Norton Herrick, 62, is our co-founder and has been Chairman and Director since our inception. Mr. Herrick served as our President from our inception until January 1996 and was Chief Executive Officer from January 1996 through January 2000. Mr. Herrick has been a private businessman for over 30 years and through his wholly-owned affiliates, Mr. Herrick has completed transactions, including building, managing and marketing primarily real estate valued at an aggregate of approximately $2 billion. Mr. Herrick serves on the advisory board of the Make-A-Wish Foundation, the advisory committee of the National Multi Housing Council and the National Board of Directors for People for the American Way. Mr. Herrick is the father of Michael Herrick, our Chief Executive Officer, President, and a director, and Howard Herrick, our Executive Vice President and a director.

     Michael Herrick, 34, is our co-founder and has been our Chief Executive Officer and President since January 2000 and a director since our inception. Mr. Herrick was our Co-Chief Executive officer from April 1998 to January 2000 and has held various other offices with us since our inception. Since August 1993, Michael Herrick has been an officer (since January 1994, Vice President) of the corporate general partner of a limited partnership which is a principal shareholder of The Walking Company, a nationwide retailer of comfort and walking footwear and related apparel and accessories. Mr. Herrick is a member of the Board of Directors of the Audio Publisher's Association. Mr. Herrick is the son of Norton Herrick, our Chairman, and brother of Howard Herrick, our Executive Vice President and a director. Mr. Herrick received his B.A. degree from the University of Michigan.

     Howard Herrick, 36, is our co-founder and has been our Executive Vice President, Editorial Director and a director since our inception. Since August 1993, Howard Herrick has been Vice President of the corporate general partner of a limited partnership, which is a principal shareholder of The Walking Company. Since 1988, Mr. Herrick has been an officer of The Herrick Company, Inc. and is currently its President. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships which acquire, finance, manage and lease office, industrial and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties. Mr. Herrick is the son of Norton Herrick, our Chairman and brother of Michael Herrick, our Chief Executive Officer, President and director.

     Hakan Lindskog, 40, joined MediaBay in July 2000 as Chief Operating Officer for

MediaBay and Chief Executive Officer for its Audio Book Club division. In that capacity, Mr. Lindskog manages all day-to-day operations including the Audio Book Club division. Mr. Lindskog has 15 years management experience in direct marketing, publishing and Internet consumer services. Before joining our company, he was the former Executive Vice President and Chief Operating Officer of RealHome.com, a free membership web service that provides information and services regarding home buying and home ownership. Prior to joining RealHome.com, Mr. Lindskog was Group Executive Vice President and Chief Operating Officer of International Masters Publishers Group (IMP), a $740 million direct marketer, operating in 19 countries. Mr. Lindskog doubled revenue of its U.S. subsidiary to $330 million and took net income from a $1 million loss to a $33 million profit over a three-year period.

     Stephen M. McLaughlin, 34, has been our Executive Vice President and Chief Technology Officer since February 1999. Prior to joining us, Mr. McLaughlin was Vice President, Information Technology for Preferred Healthcare Staffing, Inc., a nurse-staffing division of Preferred Employers Holdings, Inc. Mr. McLaughlin co-founded and was a director, Chief Operating Officer and Chief Information Officer of NET Healthcare, Inc., from 1997 until it was acquired by Preferred Employers Holdings in August 1998. In 1994, Mr. McLaughlin founded FX Media, Inc., an Internet and multimedia development company. As CEO of FX Media, he served as senior software engineer for all of its projects. Mr. McLaughlin holds a degree in Computer Science and Engineering from the Massachusetts Institute of Technology and conducted research at the MIT Media and Artificial Intelligence labs.

     John F. Levy, 45, joined us in November 1997 and has served as our Executive Vice President and Chief Financial Officer since January 1998. Prior to joining us, Mr. Levy was Senior Vice President of Tamarix Capital Corporation and had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.

     Robert Toro, 36, has been our Senior Vice President of Finance since July 1999 and an employee since April 1999. Before joining us, Mr. Toro was Senior Vice President of AM Cosmetics Co. and had previously served in senior financial positions in both public and private entertainment and publishing companies. From 1992 through early 1997, Mr. Toro served in various senior financial positions with Marvel Entertainment Group, Inc., a publicly traded youth entertainment company. Mr. Toro is a Certified Public Accountant with six years of progressive experience with the national public accounting firm of Arthur Andersen where he was employed immediately prior to joining Marvel Entertainment Group.

     Carl P. Amari, 37, has been the President of Radio Operations since we acquired our old-time radio and classic video operations in December 1998 and a director of MediaBay since September 1999. Since 1989, Mr. Amari was the CEO and principal shareholder of Radio Spirits, Inc. Radio Spirits is recognized as the largest company in the world specializing in the syndication, sales and licensing of old-time radio programming. He is also the executive producer of a nationally syndicated version of "When Radio Was" which airs on 500 affiliates, as well as for three other related syndicated radio programs. Radio Spirits twice made Inc's list of the fastest growing privately held companies. In connection with our acquisition of Radio Spirits, Inc. from Mr. Amari, Norton Herrick agreed to vote his shares to elect Mr. Amari as a director.

     Roy Abrams, 57, has been a director of MediaBay since October 1997. Since April 1993 and from 1986 through March 1990, Mr. Abrams has owned and operated Abrams Direct Marketing, a marketing consulting firm.

     Carl T. Wolf, 57, has been a director of MediaBay since March 1998. Mr. Wolf is the managing partner of the Lakota Investment Group. Mr. Wolf was formerly Chairman of the Board, President and Chief Executive Officer of Alpine Lace Brands, Inc. Mr. Wolf founded Alpine Lace and its predecessors and had been the Chief Executive Officer of each of them since the inception of Alpine Lace in 1983. Mr. Wolf became a director of Alpine Lace shortly after its incorporation in February 1986.

     Our Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the shareholders in any year. Norton Herrick is a Class I director and will stand for re-election at the 2001 annual meeting of shareholders. Michael Herrick, Roy Abrams and Carl Amari are Class II directors and stand for re-election at the 2002 annual meeting of shareholders. Howard Herrick and Carl Wolf are Class III directors and stand for re-election at the 2000 annual meeting of shareholders. Our executive officers serve at the direction of the Board and until their successors are duly elected and qualified.

     Our Board of Directors held three meetings during the fiscal year ended December 31, 2000. The meetings were attended by all of the directors. The Board also took action by unanimous written consent in lieu of meetings.


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

Technology Advisory Board

     We have a Technology Advisory Board to assist in the further development and implementation of our new technologies, partnerships, joint ventures and strategic initiatives. The members of the Technology Advisory Board are as follows:


Name                 Position                        Company
Stephen McLaughlin,  Executive Vice President        MediaBay, Inc.
Chairman             and Chief Technology Officer
Rob Green            Business Development Manager,   Microsoft Corporation
                     Digital Media Division,
Mort Greenberg       Director, Integrated            IWON.com
                     Partnerships
Timothy W. Mattox    Director, Enterprise System     Dell Corporation
                     Group Strategic Planning
John Ramsey          Chief Technology Officer        Virtacon, Inc.
Michael Schoen       Managing Director               Credit Suisse First Boston
Harvey Stober        Managing Partner                Greystone Partners, L.P.
Carl T. Wolf         Managing Partner                Lakota Investment Group

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

     Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31 2000, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with.

Item 10. Executive Compensation

     The following table discloses, for the periods indicated, compensation paid to our Chief Executive Officer and other executive officers whose salary, together with any bonus, exceeded $100,000 during the fiscal year ended December 31, 2000.

Summary Compensation Table

                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                                                                    Securities
                                            Annual Compensation     Underlying
                                                                   Options/SAR's
Name and Principal Position              Year    Salary     Bonus       (#)
Michael Herrick                          2000   $154,167   $ 50,000    600,000
Chief Executive Officer and President    1999    125,000       --
                                         1998    125,000       --      250,000

John F. Levy                             2000    167,027     15,000       --
Executive Vice President and Chief       1999    152,125     12,500     30,000
Financial Officer                        1998    137,083      7,500     50,000

Steven M. McLaughlin                     2000    167,500     25,000     35,000
Executive Vice President and Chief       1999    131,250     15,000    158,000
Technology Officer

Howard Herrick                           2000    139,583     15,000    300,000
Executive Vice President                 1999    125,000       --         --
                                         1998    125,000       --      250,000

Robert Toro                              2000    141,784     10,000     20,000
Senior Vice President Finance            1999     97,125       --       50,000


     Mr. McLaughlin joined our company in February 1999 and Mr. Toro joined our company in April 1999.

     The following table discloses options granted during the fiscal year ended December 31, 2000 to these executives:

Option/SAR Grants in Fiscal Year Ending December 31, 2000



                       Number of       % of
                        Shares      Total Options
                      Underlying     Granted to
                        Options       Employees    Exercise Price    Expiration
       Name             Granted     in Fiscal Year    ($/share)         Date
       ----             -------     --------------    ---------         ----

Michael Herrick         300,000         7.28%         $   10.38       01/04/10
                        300,000         7.28%         $    4.00       05/30/10

Howard Herrick          150,000         3.64%         $   10.38       01/04/10
                        150,000         3.64%         $    4.00       05/30/05

Steven M. McLaughlin     25,000         0.61%         $    4.00       04/18/05
                         10,000         0.24%         $    4.00       05/30/05

Robert Toro              10,000         0.24%         $    4.00       04/18/05
                         10,000         0.24%         $    4.00       05/30/05

John F. Levy               --             --              --              --

     The following table sets forth information concerning the number of options owned by these executives and the value of any in-the-money unexercised options as of December 31, 2000. No options were exercised by any of these executives during fiscal 2000.

Aggregated Option Exercises And Fiscal Year-End Option Values

                       Number of Securities           Value of Unexercised
                      Underlying Unexercised         In-the-Money Options at
  Name              Options at December 31, 2000        December 31, 2000
  ----              ----------------------------        -----------------
                    Exercisable    Unexercisable    Exercisable    Unexercisable
Michael Herrick      850,000                  --     $       --     $        --
Howard Herrick       550,000                  --             --              --
Steven McLaughlin    68,000              125,000         12,200              --
John F. Levy         60,000               20,000             --              --
Robert Toro          35,000               35,000             --              --

     The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2000 was $1.63.

Employment Agreements

     Effective as of October 22, 1999, we entered into a two-year employment agreement with Norton Herrick which provides for an annual base salary of $100,000 and such increases and bonuses as the Board of Directors may determine from time to time. The employment agreement does not require that Mr. Herrick devote any stated amount of time to our business and activities and contains non-competition and non-solicitation provisions for the term of the employment agreement and for two years thereafter. If Mr. Herrick's employment is terminated under circumstances described in the employment agreement, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $600,000 or six times the total compensation received by Mr. Herrick from us during the twelve months prior to the date of termination. If the severance payment is triggered, it is possible that the payments may be deemed "excess parachute payments" under Section 280(g) of the Internal Revenue Code and, as a result, we may not receive a tax deduction for those payments.

     Effective June 1, 2000, we entered into an eighteen-month employment agreement with Michael Herrick, which provides for an annual base salary of $175,000 and an annual bonus of $50,000. The employment agreement requires Herrick to devote substantially all of his business time to our business and affairs. The agreement contains non-competition and non-solicitation provisions for the term of the employment agreements and for two years thereafter. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the greater of $525,000 or three times the total compensation received from us during the twelve months prior to the date of termination.

     Effective June 1, 2000, we entered into a thirty-month employment agreement with Howard Herrick, which provides for an annual base salary of $150,000 and an annual bonus of $15,000. The employment agreement requires Herrick to devote substantially all of his business time to our business and affairs. The agreement contains non-competition and non-solicitation provisions for the term of the employment agreements and for two years thereafter. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the greater of $450,000 or three times the total compensation received from us during the twelve months prior to the date of termination.

     We have entered into a two-year employment agreement with John Levy, which expires in November 2001. The agreement provides for an annual base salary of $165,000, in the first year of the agreement and an annual base compensation of $180,000 in the second year of the agreement. Mr. Levy's agreement also provides for a minimum bonus of $15,000 in the first year of the agreement and a minimum bonus of $17,500 in the second year of the agreement, provided Mr. Levy is employed by us on each bonus date. Pursuant to the agreement, we agreed to grant to Mr. Levy options to purchase 30,000 shares of common stock at an exercise price of $13.00 per share. Options for 10,000 shares have vested and options for 20,000 shares vest at the end of the second year of employment, provided Mr. Levy is employed by us on the vesting dates. However, in the event of a change in control, all options shall immediately vest and become exercisable.

     We entered into an employment agreement with Carl Amari, which expires December 31, 2002. Under the agreement, Mr. Amari receives annual compensation of $300,000. The agreement also provides that Mr. Amari shall also be appointed as a member of our Board of Directors for as long as he is employed by us.


Stock Plans

     Our 1997 Stock Option Plan provides for the grant of stock options to purchase up to 2,000,000 shares. As of March 27, 2001, options to purchase an aggregate of 1,864,500 shares of our common stock have been granted under the 1997 plan.

     Our 1999 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 2,500,000 shares of common stock have been reserved for distribution pursuant to the 1999 plan. As of March 27, 2001, options to purchase an aggregate of 2,461,850 shares of our common stock have been granted under the 1999 plan.

     Our 2000 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2000 plan. As of April 6, 2001, options to purchase an aggregate of 2,259,250 shares of our common stock have been granted under the 2000 plan.

     Of the options granted under our plans, options to purchase 5,472,500 shares of our common stock have been granted to our officers and directors as follows: Norton Herrick -- 3,575,000 shares; Michael Herrick -- 850,000 shares; Howard Herrick -- 550,000 shares; Hakan Lindskog - 150,000 shares; Carl Amari - 100,000 shares; John F. Levy -- 80,000 shares; Robert Toro -- 70,000 shares; Carl Wolf - 42,500 shares; Stephen McLaughlin - 35,000 shares and Roy Abrams -- 20,000 shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of common stock, based on information provided by the persons named below in publicly available filings, as of March 27, 2001:

     o    each of MediaBay's directors and executive officers;

     o    all directors and executive officers of MediaBay as a group; and

     o each person who is known by MediaBay to beneficially own more than five percent of our outstanding shares of common stock.

     Unless otherwise indicated, the address of each beneficial owner is care of MediaBay, Inc., 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

     For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person can currently acquire such securities upon the exercise of options, warrants or other convertible securities. In determining the percentage ownership of the persons in the table above, we assumed in each case that the person exercised and converted all options, warrants or convertible securities which are currently held by that person and which are currently exercisable, but that options, warrants or other convertible securities held by all other persons were not exercised or converted.

Name and Address of Beneficial Owner    Number of Shares   Percentage of Shares
                                       Beneficially Owned    Beneficially Owned

Norton Herrick                              5,613,720 (1)          30.0%
Howard Herrick                              4,002,640 (2)          27.8
Evan Herrick                                1,445,080 (3)           9.5
Michael Herrick                             1,338,460 (4)           9.1
President and Fellows of Harvard College      700,000               5.0
   c/o Harvard Management Company, Inc.
   600 Atlantic Avenue
   Boston, Massachusetts 02210
Carl P. Amari                                 547,875 (5)           3.9
Stephen M. McLaughlin                         133,300 (6)             *
Carl T. Wolf                                  112,750 (7)             *
John F. Levy                                   61,000 (8)             *
Robert Toro                                    45,000 (9)             *
Roy Abrams                                     20,000(10)             *
Hakan Lindskog                                       (11)
                                            -------------    -----------
All directors and executive officers
as a group (10 persons)                    11,386,285              55.2%
                                           =============    ===========


* Less than 1%

(1) Represents (a) 8,200 shares of common stock held by Norton Herrick, (b) 488,460 shares of common stock held by Howard Herrick, (c) 3,575,000 shares of common stock issuable upon exercise of options, (d) 150,000 shares of common stock issuable upon exercise of options granted to Evan Herrick, (e) 928,701 shares of common stock issuable upon exercise of warrants issued on December 31, 1998 or under a December 1998 letter agreement, (f) 178,359 shares issuable upon conversion of a convertible promissory note, based on an $11.125 conversion price and (g) 285,000 shares held by M. Huddleston Enterprises, Inc. Does not include (i) 2,964,180 shares held by the Norton Herrick Irrevocable Trust, (ii) 46,229 shares which may become issuable to Mr. Herrick upon exercise of warrants which may be required to be issued to Mr. Herrick and (ii) additional shares if the promissory note is converted at a conversion price less than $11.125 per share. Evan Herrick has irrevocably granted to Norton Herrick sole voting and dispositive power with respect to the shares of common stock issuable upon exercise of the options held by Evan Herrick. Also does not include any securities which may become issuable to an affiliate of Mr. Herrick for advances made by Mr. Herrick's affiliate or for loans proposed to be made to us by Mr. Herrick's affiliate. See "Certain Relationships and Related Transactions."

(2) Represents (a) 2,964,180 shares held by the Norton Herrick Irrevocable ABC Trust, (b) 488,460 shares of common stock held by Howard Herrick, and (c) 550,000 shares of common stock issuable upon exercise of options. Howard Herrick is the sole trustee and Norton Herrick is the sole beneficiary of the Norton Herrick Irrevocable ABC Trust. The trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the trust. Howard Herrick has irrevocably granted to Norton Herrick sole dispositive power with respect to the shares of common stock held by Howard Herrick.

(3) Represents (a) 145,080 shares of common stock, (b) 1,000,000 shares of common stock issuable upon conversion of a convertible promissory note and
     (c) 300,000 shares of common stock issuable upon exercise of options. Does not include 714,284 shares of common stock issuable upon conversion of convertible promissory notes. Evan Herrick has irrevocably granted to Norton Herrick sole voting and dispositive power with respect to the shares of common stock issuable upon exercise of the options held by Evan Herrick. See "Certain Relationships and Related Transactions."

(4) Represents 488,460 shares and 850,000 shares of common stock issuable upon exercise of options.

(5) Represents 395,125 shares of common stock and options to purchase 152,750 shares of common stock held by Mr. Amari.

(6) Represents 300 shares and 133,000 shares of common stock issuable upon exercise of options. Does not include 70,000 shares of common stock issuable upon exercise of options.

(7) Represents 5,000 shares of common stock and 107,500 shares of common stock issuable upon exercise of options.

(8) Represents 1,000 shares of common stock and 60,000 shares of common stock issuable upon exercise of options. Does not include 20,000 shares issuable upon exercise of options.

(9) Represents shares of common stock issuable upon exercise of options. Does not include 25,000 shares of common stock issuable upon exercise of options.

(10) Represents shares of common stock issuable upon exercise of options.

(11) Does not include 150,000 shares issuable upon exercise of options.

Item 12. Certain Relationships and Related Transactions

     Companies wholly-owned by Norton Herrick, our Chairman, have in the past provided accounting, administrative and general office services to us and obtained insurance coverage for us at cost since our inception. We paid these entities $133,000 and $90,000 for these services during the years ended December 31, 2000 and 1999. In addition, a company wholly-owned by Norton Herrick provides us access to a corporate airplane. We generally pay the fuel, fees and other costs related to our use of the airplane directly to the service providers. For use of this airplane, we paid rental fees of approximately $25,000 in each of 2000 and 1999 to Mr. Herrick's affiliate. We anticipate obtaining similar services from time to time from companies affiliated with Norton Herrick, and we will reimburse their costs in providing the services to us.

     In December 1998, we obtained a portion of the financing for our acquisitions of Columbia House's Audiobook Club and our old-time radio and classic video operations from Norton Herrick by issuing him a $15.0 million principal amount 9% convertible subordinated promissory note due December 31, 2004. In January 1999, we repaid $1.0 million of the note.

     In December 1998, we also agreed that if the note is refinanced, repaid or replaced by anyone other than Norton Herrick or a family member or affiliate of Mr. Herrick, we will issue to Mr. Herrick warrants to purchase an additional 350,000 shares of our common stock on the same terms as those issued to him in December 1998. In September 1999, we issued to Mr. Herrick warrants to purchase 140,000 shares of our common stock at a price of $8.41 per share pursuant to the agreement.

     From December 1999 through February 2000, Norton Herrick sold $6.2 million principal amount of the note issued to him in December 1998 to two third parties and, in January 2000, we issued to one of the third parties warrants to purchase 340,000 shares of our common stock at an exercise price of $12.50 per share. Under the December 1998 agreement, we issued to Mr. Herrick warrants to purchase 145,221 shares of our common stock at an exercise price of $8.41 per share on terms which were identical to the warrants issued to Mr. Herrick in December 1998.

     In June 1999, we obtained a portion of the financing for our acquisition of the business of Doubleday Direct's Audiobooks Direct club through a $4.4 million loan from Norton Herrick. In connection with this loan, we agreed, subject to shareholder approval, that we would issue to Mr. Herrick warrants to purchase 125,000 shares of our common stock at an exercise price of $8.41 per share and on the same terms as the warrants issued to him in December 1998. This loan was intended to be a bridge financing and was repaid in full in July 1999. Shareholder approval was obtained in September 1999, and we issued the warrants to Mr. Herrick

     In January and February 2000, Norton Herrick sold $4.2 million principal amount of the note issued to him in December 1998 to two unaffiliated third parties. Under the December 1998 letter agreement, we issued to Norton Herrick warrants to purchase an additional 98,554 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

     From December 1999 through February 2000, Evan Herrick, son of our Chairman, loaned us an additional $3.0 million for which he received $3.0 million principal amount 9% convertible promissory notes due December 31, 2004. The notes were initially convertible into shares of our common stock at $11.125 per share, which was the market value on the date the note was issued. The loans evidenced by the notes were intended to be short-term and serve as a "bridge" to replacement financing. At the time of issuance of the convertible notes, our Board of Directors resolved to seek to replace or refinance the convertible notes and accept a proposal for refinancing, whether or not (i) as favorable as the convertible notes including, without limitation, providing for a higher interest rate or lower conversion price, (ii) requiring the issuance of equity securities and/or (iii) requiring the payment of fees.

     In April and August 2000, our Board of Directors determined that reducing the conversion price of the $3.0 million principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick to the then current market value of our common stock would be more favorable to us than accepting the alternatives available to us to refinance or replace the notes. We revised the terms of the $3.0 million principal amount 9% convertible promissory notes due December 31, 2004 to Evan Herrick. The note is currently convertible into shares of our common stock at $1.75 per share, which was the market value on the date the terms were revised. Evan Herrick has waived interest on the notes from July 1, 2000 to December 31, 2000 and after December 31, 2000 has agreed to accept payment of interest in cash or common stock at our option under certain circumstances.

     In August 2000, Norton Herrick sold the remaining $2.8 million principal amount of the note issued to him in December 1998 to two unaffiliated third parties. The terms of subordinated debt were modified so that the third parties agreed to waive any interest due to them and convert the entire subordinated debt by December 31, 2000. One of the unaffiliated third parties converted $0.8 million principal amount of the note into 440,000 shares of our common stock. The third parties failed to pay Mr. Herrick the entire purchase price of the note they purchased. In December 2000, the parties rescinded the transaction as to $2.0 million principal amount of the note, which was not converted or paid for. As a result of these transactions, under the December 1998 letter agreement, we issued to Mr. Herrick warrants to purchase an additional 18,480 shares of our common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

     In the fourth quarter of 2000, Glebe Resources, Inc., a company wholly-owned by Norton Herrick ("Glebe"), purchased $200,000 of audiobook inventory from Doubleday Direct, Inc. The audiobooks were subsequently sold by MediaBay, Inc. and the funds were remitted to Glebe in March 2001. The inventory was sold at Glebe's cost and Glebe did not profit by the transaction.

     Interest on subordinated debentures held by a third party in the amount of $97,000 for the three months ended September 30, 2000 was paid by a company wholly-owned by the Herrick family in November 2000. Subsequent to year end, the same company paid an additional $97,000 in interest for the three months ended December 31, 2000 to the same third party. The Company owes the interest to this company wholly-owned by the Herrick family.

     Subsequent to year-end, Glebe, on MediaBay's behalf, provided a security deposit to a vendor in the amount of $100,000. Glebe received no compensation for and did not profit from this transaction.

     In December 2000, an affiliate of Norton Herrick lent us $0.5 million and in February 2001, Mr. Herrick's affiliate lent us an additional $0.3 million. The terms of these advances are currently being negotiated, however, it is anticipated that Mr. Herrick's affiliate will be issued a senior subordinated convertible note secured by a second lien on all of our assets and the assets of our subsidiaries, except inventory, receivables and cash. The note will bear interest at 12%, with such interest being payable in kind, common stock or cash at the holder's option, provided that, if the holder elects to receive an interest payment in cash, that payment will accrue until we are permitted under our revolving credit facility to make the cash payment. The notes will be convertible into shares of our common stock at the rate of $0.56 principal amount per share.

     We have agreed with an affiliate of Norton Herrick for Mr. Herrick's affiliate to loan us an additional $2.5 million. It is contemplated that $1.0 million will be funded on completion of a definitive agreement; and $0.5 million will be funded on or before April 30, May 31 and June 30, 2001. Each advance will be evidenced by a convertible note which will be convertible into shares of our common stock at the rate of $0.56 principal amount per share and will mature on September 30, 2002. The convertible notes will rank pari passu with the current revolving credit facility and will have a security interest in all of our assets except inventory, receivables and cash. Interest on these notes will, at the holder's option, be payable -in-kind, common stock or cash at the holder's option, provided that, if the holder elects to receive an interest payment in cash, that payment will accrue until we are permitted under our revolving credit facility to make the cash payment. The note will bear interest at the prime rate plus 2%.

     Mr. Herrick's affiliate, at its option, will be permitted to increase its $2.5 million loan to us to $3.0 million, on the same terms. Mr. Herrick's affiliate will be granted warrants to purchase 1,650,000 shares of common stock at an exercise price of $0.56 per share as consideration of the $0.8 million of advances and the $2.5 million of loans, plus warrants to purchase an additional 250,000 shares of common stock at an exercise price of $0.56 per share if Mr. Herrick's affiliate loans us an additional $0.5 million. We will grant Mr. Herrick's affiliate registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

     Mr. Herrick's affiliate has agreed to the terms relating to the advances of $0.8 million and loan of $2.5 million, subject to the finalization and execution of definitive agreements which include the agreement of our senior lenders to extend our revolving credit facility to September 30, 2002, and the execution of related agreements among our senior lenders and Mr. Herrick's affiliate.

     We lease office space and other facilities in Illinois from Carl Amari under two separate leases. The terms of these leases are described under "Business-Properties."

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


(a) Exhibits
------------

3.1     Restated Articles of Incorporation of the Registrant.+

3.2     Articles of Amendment to Articles of Incorporation.++++++++

3.3     Articles of Amendment to Articles of Incorporation.+++++++++

3.4     Amended and Restated By-Laws of the Registrant.+++++++++

10.1    Employment Agreement between the Registrant and Norton
        Herrick.+++++++++

10.2    Employment Agreement between the Registrant and Michael Herrick.

10.3    Employment Agreement between the Registrant and Howard Herrick.

10.4    Employment Agreement between the Registrant and John Levy.+++++++++

10.5    Employment Agreement between our subsidiary and Carl Amari.+++++

10.6 Supplemental Agreement, dated as of December 11, 1998, by and among the Registrant, Classic Radio Holding Corp. (now Radio Spirits, Inc.), Radio Spirits, Inc. and Carl Amari.+++

10.7 Put Agreement, dated as of December 11, 1998, by and between the Registrant and Premier Electronic Laboratories, Inc.+++++

10.8 Registration and Shareholder Rights Agreement, dated as of December 30, 1998, by and among the Registrant and The Columbia House Company, WCI Record Club Inc. and Sony Music Entertainment Inc.+++++

10.9 $1,984,250 Principal Amount 9% Convertible Senior Subordinated Promissory Note of the Registrant to Norton Herrick due December 31, 2004.

10.10 $4,200,000 Principal Amount 9% Convertible Senior Subordinated Promissory Note of the Registrant to ABC Investment, L.L.C. due December 31, 2004.

10.11 Modification Letter, dated December 31, 1998, among Norton Herrick, the Registrant and Fleet National Bank+++++

10.12 Security Agreement, dated as of December 31, 1998, by and among the Registrant, Classic Radio Holding Corp. and Classic Radio Acquisition Corp. and Norton Herrick.+++++

10.13 Credit Agreement, dated as of December 31, 1998, among the Registrant and Fleet National Bank.+++++

10.14 Amendment and Supplement No. 1 to Credit Agreement dated June 14, 1999 by and among the Registrant, Fleet National Bank, as administrative agent, and ING (U.S.) Capital Corporation.+++++++

10.15 Security Agreement, dated as of December 31, 1998, from the Registrant, ABC Internet Services, Inc., Classic Radio Holding Corp., Classic Radio Acquisition Corp., ABC Investment Corp., and CH Acquisitions Corp. as grantors to Fleet National Bank as administrative agent.+++++

10.16   1997 Stock Option Plan+

10.17   1999 Stock Incentive Plan++++++

10.18   2000 Stock Incentive Plan++++++++++

21.1    Subsidiaries of the Company.

23.1    Consent of Deloitte and Touche LLP

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

++++++++++ Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated May 23, 2000.

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

       Signature                      Title                            Date
       ---------                      -----                            ----

   /s/ Norton Herrick         Director and Chairman              April 13, 2001
---------------------------   (Principal Executive Officer)
     Norton Herrick

  /s/ Michael Herrick         Director, Chief Executive          April 13, 2001
---------------------------   Officer and President
    Michael Herrick

   /s/ Howard Herrick         Director and                       April 13, 2001
---------------------------   Executive Vice President
     Howard Herrick

    s/ John F. Levy           Executive Vice President           April 13, 2001
---------------------------   and Chief Financial Officer
      John F. Levy            (Principal Financial and
                              Accounting Officer)

     /s/ Roy Abrams           Director                           April 13, 2001
---------------------------
       Roy Abrams

     /s/ Carl Wolf            Director                           April 13, 2001
---------------------------
        Carl Wolf

     /s/ Carl Amari           Director                           April 13, 2001
---------------------------
       Carl Amari

                                 MediaBay, Inc.
                                   Form 10-KSB
                                     Item 7
                          Index to Financial Statements


Independent Auditors' Report                                                F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999                F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999                                                F-4
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 2000 and 1999                                          F-5
Consolidated Statements of Cash Flows for the year ended
  December 31, 2000 and 1999                                                F-6
Notes to Consolidated Financial Statements                                  F-7
Schedule II-Valuation and Qualifying Accounts and Reserves                  S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MediaBay, Inc.

We have audited the accompanying consolidated balance sheets of MediaBay, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 13-b. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP
Parsippany, New Jersey
March 30, 2001


                                 MEDIABAY , INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                                                     December 31,
                                                                                2000             1999
                                                                            --------------   --------------

                                     Assets
Current assets:
  Cash and cash equivalents ..................................................   $    498    $    198
  Short-term investments .....................................................         --         100
  Accounts receivable, net of allowances for sales returns and doubtful accounts of $4,516 and $5,911 at December 31, 2000 and 1999,
    respectively .............................................................      5,415       8,892
  Inventory ..................................................................      6,687       7,386
  Prepaid expenses and other current assets ..................................      1,104       1,517
  Royalty advances ...........................................................      3,712       3,781
  Deferred member acquisition costs ..........................................      7,520       4,368
                                                                                 --------    --------
    Total current assets .....................................................     24,936      26,242
Fixed assets, net ............................................................      1,708       1,519
Deferred member acquisition costs ............................................      5,062       4,928
Deferred financing costs .....................................................         --       1,723
Non-current prepaid expenses .................................................        177         311
Investment in I-Jam Multimedia LLC ...........................................      2,000          --
Other intangibles, net of accumulated amortization of $8,781 and $4,071 at
  December 31, 2000 and 1999, respectively ...................................      6,891      11,601
Goodwill, net of accumulated amortization of $1,009 and $2,137 at December 31,
  2000 and 1999, respectively ................................................      9,158      47,649
                                                                                 --------    --------
                                                                                 $ 49,932    $ 93,973
                                                                                 ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ......................................   $ 16,703    $ 16,555
  Current portion -- long-term debt ..........................................        400       3,720
                                                                                 --------    --------
Total current liabilities ....................................................     17,103      20,275
                                                                                 --------    --------
Long-term debt ...............................................................     15,864      37,383
                                                                                 --------    --------
Preferred Stock, no par value, authorized 5,000,000 shares; no shares issued
  and outstanding ............................................................         --          --
Common stock subject to contingent put rights ...--...........................      4,550       4,283
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 13,861,866 and 9,338,272, at December 31, 2000 and 1999,
  respectively ...............................................................     93,468      58,743
Contributed capital ..........................................................      3,761       3,455
Accumulated deficit ..........................................................    (84,814)    (30,166)
                                                                                 --------    --------
Total common stockholders' equity ............................................     12,415      32,032
                                                                                 --------    --------
                                                                                 $ 49,932    $ 93,973
                                                                                 ========    ========


See accompanying notes to consolidated financial statements.


                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)


                                                                              Years ended December 31,
                                                                            2000                 1999
                                                                       -------------        -------------
Sales .................................................................   $ 59,881            $ 62,805
Returns, discounts and allowances .....................................     15,455              16,578
                                                                          --------             -------
      Net sales .......................................................     44,426              46,227
Cost of sales .........................................................     23,044              23,687
                                                                          --------             -------
      Gross profit ....................................................     21,382              22,540
Expenses:
    Advertising and promotion expenses for acquisition and retention of
      members .........................................................     11,023               8,118
    General and administrative ........................................     13,964               9,799
    Depreciation and amortization .....................................      7,984               6,812
    Non-cash write-down of goodwill ...................................     38,226                  --
                                                                          --------             -------
      Operating loss ..................................................    (49,815)             (2,189)
Interest expense ......................................................     (2,787)             (4,645)
Interest income .......................................................        106                 127
                                                                          --------             -------
      Loss before extraordinary item ..................................    (52,496)             (6,707)
Extraordinary loss on early extinguishment of debt ....................     (2,152)                 --
                                                                          --------             -------
      Net loss ........................................................   $(54,648)           $ (6,707)
                                                                          ========            ========


Basic and diluted loss per share:
  Loss before extraordinary item ......................................   $  (4.13)           $   (.82)
  Extraordinary loss on early extinguishment of debt ..................       (.17)                 --
                                                                          --------            --------
      Net loss ........................................................   $  (4.30)           $   (.82)
                                                                          ========            ========



     See accompanying notes to consolidated financial statements.


                                 MEDIABAY, INC.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2000 and 1999
                             (Amounts in thousands)



                                            Common stock       Common stock;
                                              number of         no par value       Contributed         Accumulated
                                               shares                                capital             deficit
                                           ----------------   -----------------  -----------------   ----------------
Balance at January 1, 1999 .........             7,079             $ 28,960             $  2,323          $(23,459)
  Sale of common stock .............             2,040               24,921                   --                --
  Fees and costs related to equity                                                                              --
    offerings ......................                --               (1,434)                  --
  Contingent put activity...........                --                4,001                   --                --
  Proceeds from exercise of stock                                                             --                --
    options ........................                21                  95
  Warrants granted for financing and
    consulting services ............                --                  --                 1,132                --
  Conversion of convertible
    subordinated notes .............               198               2,200                    --                --
  Net loss .........................                --                  --                    --            (6,707)
                                              --------            --------              --------          --------
Balance at December 31, 1999 .......             9,338              58,743                 3,455           (30,166)
  Sale of common stock .............             3,650              32,850                    --                --
  Fees and costs related to equity .                                                                            --
    offerings ......................                --              (3,474)                   --
  Contingent put activity ..........                --                (267)                   --                --
  Proceeds from exercise of stock
    options ........................                --                  --                    --                --
  Warrants granted for financing and
    consulting services ............                --                  --                   306                --
  Conversion of convertible
    subordinated notes .............               874               5,616                    --                --
  Net loss .........................                --                  --                    --           (54,648)
                                              --------            --------              --------          --------
Balance at December 31, 2000 .......            13,862            $ 93,468              $  3,761          $(84,814)
                                              ========            ========              ========          ========


     See accompanying notes to consolidated financial statements.


                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)



                                                                                  Years ended December 31,
                                                                                    2000           1999
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................     $(54,648)     $ (6,707)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................        7,984         6,812
    Amortization of deferred member acquisition costs .......................        6,029         1,603
    Amortization of deferred financing costs ................................          349           407
    Non-cash write-down of goodwill .........................................       38,226            --
    Extraordinary loss on early extinguishment of debt ......................        2,152
      Changes in asset and liability accounts, net of acquisitions:
      Decrease (increase) in accounts receivable, net .......................        3,476        (3,969)
      Decrease (increase) in inventory ......................................          495        (2,055)
      Decrease (increase) in prepaid expenses and other current assets ......          251          (383)
      Increase in royalty advances ..........................................         (777)       (1,534)
      Increase in deferred member acquisition costs .........................       (9,313)      (10,899)
      Increase in accounts payable and accrued expenses .....................          148        10,149
                                                                                  --------      --------
        Net cash used in operating activities ...............................       (5,628)       (6,576)
                                                                                  --------      --------
Cash flows from investing activities:
  Purchase of short-term investments ........................................           --          (100)
  Purchase of fixed assets ..................................................         (873)         (713)
  Maturity of short-term investments ........................................          100           500
  Investment in I-Jam Multimedia LLC ........................................       (2,000)           --
  Cash paid in acquisitions .................................................       (1,250)      (19,985)
                                                                                  --------      --------
        Net cash used in investing activities ...............................       (4,023)      (20,298)
                                                                                  --------      --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable - related parties .................        2,500         5,350
  Proceeds from borrowings with banks .......................................                     11,080
  Repayment of long-term debt ...............................................      (21,723)      (15,127)
  Increase in deferred financing costs ......................................         (203)         (838)
  Proceeds from exercise of stock options ...................................           --            95
  Proceeds from sale of common stock, net of costs ..........................       29,377        23,826
                                                                                  --------      --------
        Net cash provided by financing activities ...........................        9,951        24,386
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents ........................          300        (2,488)
Cash and cash equivalents at beginning of period ............................          198         2,686
                                                                                  --------      --------
Cash and cash equivalents at end of period ..................................     $    498      $    198
                                                                                  ========      ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

(1) Organization

     MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a leading seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company markets audiobooks primarily through its Audio Book Club. Its old-time radio and classic video programs are marketed through direct-mail catalogs and, on a wholesale basis, to major retailers. All of the Company's products are also available for purchase over the Internet through its content-rich media portal at MediaBay.com and its channels and audiobookclub.com.

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

Fixed Assets, Computer Software and Internet Web Site Development Costs

     Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, and web site development costs are recorded at cost. Depreciation and amortization, which includes the amortization of equipment under capital leases, is provided by the straight-line method over the estimated useful life of three years (the lease term) for computer equipment and five years for sound equipment (the lease term) under capital leases, five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, and two years for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

Intangible Assets

     Intangible assets, consisting of customer lists and certain agreements acquired in the acquisitions, are being amortized over their estimated useful life.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

(2) Significant Accounting Policies (continued)

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. Goodwill is amortized over the estimated period of benefit not to exceed 20 years. The carrying value of acquired assets, including goodwill, is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of these assets may not be recoverable. If this evaluation indicates that acquired assets and goodwill may not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals

     During the fourth quarter of 2000, the Company reviewed its long-lived assets and certain identifiable intangibles, including goodwill, for impairment in accordance with FASB 121 due to a change in facts and circumstances. See Note 6.

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

Deferred Member Acquisition Costs

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


(2) Significant Accounting Policies (continued)

future benefits should be reported as assets net of accumulated amortization. Prior to 1999, the Company had expensed these costs as incurred. Beginning in 1999, the Company was required to capitalize such direct response advertising costs and amortize these costs over the period of future benefit, which has been determined to be 30 months for its Audio Book Club and 60 months for its old-time radio business, in accordance with SOP 93-7.. The costs are being amortized on a straight-line basis.

Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable based on contractual terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense. For the years ended December 31, 2000 and 1999, no writedowns of royalty advances was required.


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to the realizability of the carrying value of goodwill and the collectibility of accounts receivable.

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

     In addition, the Company entered into a non-compete agreement whereby Doubleday agreed not to engage in designated activities, which compete with the operation of the Company's Audio Book Club for five years. Moreover, the Company entered into a transitional services agreement with Doubleday.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

     (3) Acquisitions (continued)

     At the time of the acquisition, together with Doubleday, the Company announced the launch of a co-branded website to be coupled with an online cross-marketing and advertising campaign. The website at bestbookclubs.com was launched on September 15, 1999.

     As consideration for the acquisition and the related transactions, including the mailing, non-compete, and transitional services agreements, Doubleday received from the Company cash consideration of $19,865. The Company also incurred costs and fees of $646. The Company has accounted for the acquisition using the purchase method of accounting. The total purchase price of $20,511 has been accounted for under the purchase method of accounting. The Company has identified $4,372 of intangible assets (representing customer lists, a covenant not to compete and certain agreements acquired in the acquisition) and $15,076 of goodwill. Identifiable intangible assets will be amortized over their estimated useful lives (ranging from 3 to 5 years). In the fourth quarter of 2000, the Company reviewed long-lived assets and certain identifiable intangibles, including goodwill, for impairment in accordance with FASB Statement of Standards 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FASB 121"). Goodwill relating to the Doubleday acquisition has been written off (see Note 6).

     The following unaudited combined pro forma results of operations for the year ended December 31, 1999 assume the acquisition of substantially all of the assets used by Doubleday Direct, Inc. in its Doubleday's Audiobooks Direct Club on June 15, 1999 occurred as of January 1, 1999:

               Year ended December 31, 1999

Net sales .............................   $ 54,273
                                          ========

Net loss ..............................   $ (9,345)
                                          ========

Loss per share (basic and diluted) ....   $  (1.14)
                                          ========


     The following table represents the allocation of the purchase price of the acquisition of Audiobooks Direct:

Other current assets ..................    $ 1,063
Goodwill ..............................     15,076
Other intangibles .....................      4,372
                                           -------
                                           $20,511
                                           =======

 (4) Short-Term Investments to be Held to Maturity

     At December 31, 1999, short-term investment to be held to maturity consisted of a bank certificate of deposit in the amount of $100 bearing interest at 4.9%, which matured on May 16, 2000.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

(5) Fixed Assets

     Fixed Assets consist of the following:

                                              2000             1999
Capitalized leases ......................   $   270          $   136
Equipment ...............................       758              660
Furniture and fixtures ..................       165               96
Leasehold improvements ..................       476              419
Web site development costs ..............     1,615            1,100
                                            -------          -------
Total ...................................     3,284            2,411
Accumulated depreciation ................    (1,576)            (892)
                                            -------          -------
                                            $ 1,708          $ 1,519
                                            =======          =======

     Depreciation expense for the years ended December 31, 2000 and 1999 was $684 and $522, respectively.

(6) Goodwill

     During the fourth quarter of 2000, the Company reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment in accordance with FASB 121 due to a change in facts and circumstances. In the fourth quarter of 2000, the Company made a strategic decision to reduce spending on marketing to customers acquired in the Company's acquisitions of the Columbia House Audiobook Club, Doubleday Direct's Audiobooks Direct and Adventures in Cassettes in order to focus its resources on more profitable revenue sources. In addition, the Company has sold the remaining inventory acquired in its acquisition of Adventures in Cassettes and does not expect to derive any future revenues associated with this business. Consequently, the Company determined that the revised estimates of cash flows from such operations would no longer be sufficient to recover the carrying value of goodwill associated with these businesses. As a result, in the fourth quarter of 2000, the Company determined that the goodwill associated with these businesses was impaired and has recorded an impairment charge of $38,226. The impairment charge was measured as the difference between the carrying value of the goodwill and its fair value which was based upon discounted cash flows.

(7) Long-Term Debt

                                                    2000          1999
Credit agreement, senior secured bank debt ..... $  6,580      $ 28,303
Subordinated debt ..............................    4,200         4,800
Related party note .............................    5,484         8,000
                                                 --------      --------
                                                   16,264        41,103
Less: current maturities .......................     (400)       (3,720)
                                                 --------      --------
                                                 $ 15,864      $ 37,383
                                                 ========      ========

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

(7) Long-Term Debt (continued)

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

     In connection with the 1999 financing, the Company issued to the lenders three-year warrants to purchase up to an aggregate of 119,940 shares of our common stock with an expiration date of June 15, 2004, an exercise price of $14.20, and a valuation of $2.63 per warrant using the Black-Scholes valuation model. All warrants are subject to certain adjustments and the total value of the warrants has been included in deferred financing costs.

     In March 2000, the Company made a quarterly payment of principal on its term debt of $930. In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from the follow-on primary offering, representing the remaining term portion of such debt. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt. In April 2000, the Company amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. In June 2000, the Company paid down its bank debt by $500. In March 2001, the terms of our revolving debt were amended and the maturity of the principal amount of $6,600 was extended to April 15, 2001. We have agreed upon a term sheet with our lenders extending the maturity date to September 30, 2002 and are currently amending the loan documents. We expect that a definitive agreement will be executed. In the event that a definitive agreement is not executed, the Company believes that it can obtain alternative financing. At December 31, 2000 the interest rate was 14% on $1,700 of the borrowings and 12% on $4,900 of the borrowings. The term sheet for the extension to the revolving credit facility contemplates that interest will be payable at the prime rate plus 2% and that we will make mandatory prepayments as follows:
$100 on September 30, 2001 and $300 on each of December 31 2001, March 31, 2002 and June 30, 2002.

Related Party Debt

     In December 1998, the Company obtained a portion of the financing for its acquisitions of Columbia House's Audiobook Club and its old-time radio and classic video products from Norton Herrick, Chairman of the Company, by issuing him a $15,000 principal amount 9% convertible subordinated promissory note due December 31, 2004. Interest on this note is payable monthly. In January 1999, $1,000 of the note was repaid. The note was initially convertible, in whole or in part, at the holder's option, into shares of our common stock at $11.125 per share. As additional consideration for the bridge loan, Mr. Herrick was issued five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $12.00 per share, subject to adjustment. Pursuant to the terms of a letter agreement dated December 31, 1998 between the Company and Mr. Herrick, because the bridge loan was not refinanced, repaid or replaced by September 30, 1999, (1) the interest rate of the note increased to 11%, (2) the conversion price of the note is adjustable to the lesser of $11.125 per share and the average closing bid price of our common stock for the five trading days prior to conversion, and (3) the exercise price of the warrants was adjusted to $8.41. Also pursuant to the letter agreement, the Company agreed that if the note was refinanced by anyone other than Mr. Herrick, a family member or an affiliate, the Company

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

(7) Long-Term Debt (continued)

would issue Mr. Herrick warrants to purchase an additional 350,000 shares of common stock, which warrants would be identical to the warrants issued to him in connection with the subordinated note. No compensation was recognized in relation to these warrants. The additional 2% interest on the note is being accrued and will be due on the maturity of the note. The note is subordinated to the Company's obligations under its credit facility with Fleet and ING and is secured by a second lien security interest on assets of the Company's old-time radio and classic video operations. The independent members of the Company's Board of Directors approved the terms of Mr. Herrick's loan. The Company also received a fairness opinion in connection with this loan.

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

     In August 1999, Norton Herrick sold $5,000 of the $14,000 9% convertible senior subordinated promissory note to ABC Investment, L.L.C., an unaffiliated third party. The $5,000 promissory note has substantially the same terms and conditions as the original promissory note bearing interest at 9% per annum and convertible at $11.125 per share. In August 1999, ABC Investment converted $200 of the note into 17,977 shares of the Company's common stock.

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

     From December 1999 to February 2000, Evan Herrick, loaned the Company $3.0 million for which he received $3.0 million principal amount 9% convertible promissory notes due December 31, 2004. The notes were originally convertible into shares of our common stock at $11.125 per share. Evan Herrick is Norton Herrick's son and Michael Herrick's and Howard Herrick's brother. The loans evidenced by the notes were intended to be short-term and served as a "bridge" to replacement financing. At the time of issuance of the convertible notes, the Company's board of directors resolved to seek to replace or refinance the convertible notes and accept a proposal for refinancing, whether or not the refinancing was as favorable as the convertible notes. Such refinancing could include, without limitation, a higher interest rate, lower conversion price, issuance of equity securities and/or the payment of fees.

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

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


     (7) Long-Term Debt (continued)

The note is currently convertible into shares of the Company's common stock at $1.75 per share, which was the market value on the date the terms were revised. Evan Herrick has waived interest on the notes from July 1, 2000 to December 31, 2000 and after December 31, 2000 has agreed to accept payment of interest in cash or common stock at the Company's option under certain circumstances.

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

     In August 2000, Mr. Herrick sold the remaining $2,776 principal amount of the note issued to him in December 1998 to two unaffiliated third parties. The terms of subordinated debt were modified so that the third parties agreed to waive any interest due to them and convert the entire subordinated debt by December 31, 2000. One of the unaffiliated third parties converted $800 principal amount of the note into 440,000 shares of our common stock. The third parties failed to pay Mr. Herrick the entire purchase price of the note they purchased. In December 2000, the parties rescinded the transaction as to $2,000 principal amount of the note, which was not converted or paid for. As a result of these transactions under a December 1998 letter agreement, the Company issued to Norton Herrick warrants to purchase an additional 18,480 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

     In December 2000, an affiliate of Norton Herrick lent us $0.5 million and in February 2001, Mr. Herrick's affiliate lent us an additional $0.3 million. The terms of these advances are currently being negotiated, however, it is anticipated that Mr. Herrick's affiliate will be issued a senior subordinated convertible note secured by a second lien on all of our assets and the assets of our subsidiaries, except inventory, receivables and cash. The note will bear interest at 12%, with such interest being payable in kind, common stock or cash at the holder's option, provided that, if the holder elects to receive an interest payment in cash, that payment will accrue until we are permitted under our revolving credit facility to make the cash payment. The notes will be convertible into shares of our common stock at the rate of $0.56 principal amount per share.



     The loan maturities for the next five years are as follows:


Year Ending December 31,

2001 .....................................  $   400
2002 .....................................    6,680
2003 .....................................       --
2004 .....................................    9,184
                                            -------
Total maturities .........................  $16,264
                                            =======

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)



(8) Commitments and Contingencies

     Rent expense for the years ended December 31, 2000 and 1999 amounted to $351 and $234, respectively.

Leases - Related Parties

     The Company leases 8,000 and 8,400 square feet of space in Schaumburg, Illinois pursuant to two lease agreements which both expire December 2005, subject to a three-year renewal option. The lease agreements are from a trust owned by the President of the Company's old-time radio business. The leases both expire in December 2005, and are subject to three-year renewal options. The monthly rent for the first lease is $5. Monthly rent for the second lease is $4 plus $2 per month related to Lessor's leasehold improvements.

Other Real Estate Leases

     The Company leases approximately 11,451 square feet of space in Cedar Knolls, New Jersey pursuant to a lease agreement, which expires in August 2003 at a monthly rent of $15. The Company has the option to renew the lease for an additional three-year period.

     The Company entered into two ten-year leases on 7,000 square feet of space in Bethel, Connecticut and 3,000 square feet in Sandy Hook, Connecticut. Lease payments and mandatory capital improvement payments, starting in 2004, are $4 per year and $2 per year on the Bethel and Sandy Hook properties, respectively.

Capital Equipment Leases

     The company has two capital leases. The Company leases computer equipment under a three-year lease, which expires in June 2002. Total annual rent payments, including interest, are $55 and the lease provides for a bargain purchase option of $14 at the end of the lease term. Rents under this agreement in 2000 and 1999 were $55 and $28, respectively. The Company leases sound equipment under a 5-year lease, which expires in May 2006. Total annual rent payments, including interest, are $33 and the lease provides for a bargain purchase of $7. Rent under this agreement in 2000 was $22. The amount of equipment capitalized under the two leases and included in fixed assets and the obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2000 was $270.

     Minimum annual lease commitments including capital improvement payments under non-cancelable operating leases are as follows:

            Year ending December 31,
2001 ..........................................  $  333
2002 ..........................................     328
2003 ..........................................     264
2004 ..........................................     132
2005 ..........................................     137
Thereafter ....................................      20
                                                 ------
Total lease commitments .......................  $1,214
                                                 ======

Employment Agreements

     The Company has commitments pursuant to employment agreements with certain of its officers. The Company's aggregate commitments under such employment agreements are approximately $1,513 and $583 during 2001 and 2002, respectively.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)



(8) Commitments and Contingencies (continued)

Litigation

     The Company is not a defendant in any litigation. In the normal course of business, the Company is subject to threats of litigation. The Company does not believe that the potential impact of any threatened litigation, if ultimately litigated, will have a material adverse effect on the Company.

(9) Stock Option Plan

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

     Stock option activity under the plans is as follows:

                                                        Weighted average
                                         Shares          exercise price
                                       ----------       ----------------
Outstanding at January 1, 1999          1,858,500            $ 5.37
  Granted                               1,195,950             11.29
  Exercised                                    --                --
  Canceled                                (40,500)            11.76
                                       ----------            ------
Outstanding at December 31, 1999        3,013,950              7.63
  Granted                               4,118,500              5.69
  Exercised
  Canceled                               (479,350)             6.35
                                       ----------            ------
Outstanding at December 31, 2000        6,653,100            $ 6.52
                                       ==========            ======

     The per share weighted-average fair value of stock options granted during the year ended December 31, 2000 and 1999 is as follows using the Black-Scholes option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


(9) Stock Option Plan (continued)


                               No.         Exercise         Assumed     Risk-free       Fair Value per
     Date                    of Shares     Price         Volatility   interest rate      per  Share
     ----                    ---------     -----         ----------   -------------      ----------
1999 Grants:
    First Quarter            83,600        $   11.04          25%           5.07%         $   3.59
    Second Quarter          875,500        $   11.05          25%           4.99%         $   5.15
    Third Quarter           152,750        $   12.01          25%           5.71%         $   4.07
    Fourth Quarter           84,100        $   12.64          25%           6.13%         $   4.40
                          ---------
Total ............        1,195,950
                          =========


2000 Grants:
    First Quarter           931,000        $   10.42         100%           6.46%         $   9.78
    Second Quarter        2,950,500        $    4.37         100%           6.40%         $   3.04
    Third Quarter           113,000        $    3.32         100%           6.01%         $   1.63
    Fourth Quarter          124,000        $    3.94         100%           5.78%         $   2.31
                          ---------
Total ............        4,118,500
                          =========



     The following table summarizes information for options outstanding and exercisable at December 31, 2000:



                                                                                        Options Exercisable
                                                                               ---------------------------------------------

   Range of                  Options Outstanding Weighted   Weighted Average                         Weighted Average
     Prices          Number     Average Remaining Life       Exercise Price          Number           Exercixe Price
----------------- ------------- ----------------------- ---------------------- ---------------- ----------------------------
$1.63 - 5.25         3,982,250          7.55                    $4.14                3,629,750           $4.17
   6.00-8.69           689,250          6.54                     7.62                  497,500            7.82
 10.00-14.88         1,981,600          7.87                    10.94                1,866,850           10.85
----------------- ------------- ----------------------- ---------------------- ---------------- ------------------------
 $1.63-14.88         6,653,100          7.54                    $6.52                5,994,100           $6.56
================= ============= ======================= ====================== ================ ========================



     At December 31, 2000, there were 78,500 additional shares available for grant under the 1997 Plan, 29,150 additional shares available for grant under the 1999 Plan and 1,239,250 additional shares available for grant under the 2000 Plan.

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the day of grant. In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2000 and 1999 would have been $73,185 and $5.75, and $12,508 and $1.52, respectively.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)



(10) Warrants and Non-Plan Options

     In addition to the 117,034 warrants granted in 2000 described in Note 7 above, during the year ended December 31, 2000, the Company granted non-plan options and warrants to purchase a total of 682,500 shares of the Company's common stock to consultants and advisors, and the fair values of $306, computed using the Black-Scholes option-pricing model, have been included in prepaid expenses and contributed capital and are being amortized to expense over their respective service periods. The options and warrants vest at various times and have exercise periods ranging from two to five years. Exercise prices range from $3.00 to $12.00 per share.

     In October 1999, non-plan options for 21,600 shares of the Company's common stock, which had been granted in 1998, were exercised and the Company received $95 as payment of the exercise price.

(11)      Common Stock Subject to Contingent Put Rights

     In connection with its various acquisitions, the Company granted the sellers the right, under specified conditions, to sell back to the Company up to an aggregate of 675,000 shares issued to the sellers in connection with the acquisitions. At December 31, 2000, rights have terminated as to 370,000 shares. The sellers have the right under certain conditions to sell the remaining 305,000 shares of stock to the Company at prices ranging from $14.00 to $15.00 per share at various times commencing in December 2003 and expiring in December 2008, unless the rights are terminated earlier as a result of the Company's stock meeting common stock price and/or performance targets prior to exercise. If all of the rights were exercised prior to termination, the maximum amount the Company would be required to pay for the repurchase of all of the shares is approximately $4,550, payable as follows: (1) $350 commencing December 2003; (2) $3,450 commencing December 2004; and (3) $750 commencing December 2005.

(12) Equity

     In June 2000, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 150,000,000 shares.

     The Company's Registration Statement on Form SB-2 for a follow-on primary offering was declared effective by the Securities and Exchange Commission on March 15, 2000. On March 20, 2000, the Company closed its offering of 3,650,000 shares of Common Stock at a price of $9.00 per share for gross proceeds of $32,850. The Company incurred expenses of $3,473 related to the offering, including the underwriting discount and accountable expenses, legal and accounting fees and printing expenses.

     From April through August 1999, the Company sold 2,040,000 shares of common stock to qualified institutional investors for proceeds of $23,487 net of cash and non-cash fees and expenses of $1,434.

(13) Income Taxes

     Income tax benefit for the years ended December 31, 2000 and 1999 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 7.00% in both 2000 and 1999 to the pre-tax loss as a result of the following:

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

(13) Income Taxes (continued)

                                                   2000            1999
                                                 --------        -------
Computed tax benefit                             $(22,473)       $(2,991)
Valuation allowance for
  Federal and State deferred tax assets            22,473          2,991
                                                 --------        -------
Income tax expense                               $     --        $    --
                                                 ========        =======


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:


Deferred tax assets:                                                            2000        1999
                                                                              --------    -------
Federal and state net operating loss carry-forwards                           $ 14,801    $ 7,340
Accounts receivable, principally due to allowance for doubtful accounts and
reserve for returns                                                              1,274      1,769
Fixed assets/Intangibles                                                        13,026     (2,481)
                                                                              --------    -------
Total gross deferred tax assets                                                 29,101      6,628
Less valuation allowance                                                       (29,101)    (6,628)
                                                                              --------    -------
Net deferred tax assets                                                       $     --    $    --
                                                                              ========    =======


     The Company has provided a valuation allowance of $29,101 and $6,628 for deferred tax assets as of December 31, 2000 and 1999, respectively. In assessing the realizability of deferred tax assets, management has determined that the Company does not have a history of earnings on which to base its determination. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. The Company's limited operating history does not allow management to make a judgment regarding future taxable income over those periods.

     The Company has approximately $14,801 of net operating loss carry-forwards which may be used to offset possible future earnings, if any, in computing future income tax liabilities. The net operating losses will expire between December 31, 2018 and December 31, 2020 for federal income tax purposes. For state purposes, the net operating losses will expire at varying times, as the Company is subject to corporate income tax in several states.

(14) Net Loss Per Share of Common Stock

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

     The weighted average number of shares outstanding used in the net loss per share computations for the years ended December 31, 2000 and 1999 were 12,718,065 and 8,204,543, respectively.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 472,589 for the year ended December 31, 2000 and 1,658,980 for the year ended December 31, 1999.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


(15) Supplemental Cash Flow Information

     No cash has been expended for income taxes for the years ended December 31, 2000 and 1999. Cash expended for interest was $2,157 and $3,937 for the years ended December 31, 2000 and 1999, respectively.

     In connection with its acquisition of Audiobooks Direct in 1999, the Company provided 119,940 warrants to the banks providing financing for the acquisition. The value of the warrants of $315 was included in deferred financing fees and subsequently written off when the loan was repaid.

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

     In 1999, the Company granted 96,000 warrants to advisors in connection with its equity financings. The total value of these warrants using the Black-Scholes method has been recorded at $380 and included in contributed capital.

     Included in the total options and warrants granted during the year ended December 31, 1999 were warrants granted to a law firm as partial payment for legal services provided in connection with the Company's various acquisitions. The warrants have been valued at $50 using the Black-Scholes valuation model and have been included in the cost of the acquisitions.

     In 2000, third parties converted portions of the Company's subordinated notes totaling $5,616 into 873,594 shares of the Company's common stock. In 1999, third parties converted portions of the Company's subordinated notes totaling $2,200 into 197,752 shares of the Company's common stock.

(16) Related Party Transactions

     Companies wholly-owned by Norton Herrick provided certain accounting, administrative and general office services to, and obtained insurance coverage for, the Company. In connection with such services, the Company paid to such entities the aggregate of $133 and $90 during the years ended December 31, 2000 and 1999, respectively. In addition, a company wholly-owned by Norton Herrick provides us access to a corporate airplane. The Company generally pays the fuel, fees and other costs related to its use of the airplane directly to the service providers. For the use of this airplane, the Company paid rental fees of approximately $25 in each of 2000 and 1999 to Mr. Herrick's affiliate. The Company anticipates obtaining similar services from time to time from companies affiliated with Norton Herrick for which it will reimburse such companies' cost to provide such services to the Company.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


(16) Related Party Transaction (continued)

     In the fourth quarter of 2000, Glebe Resources, Inc., a company wholly-owned by Norton Herrick, purchased $200 of audiobook inventory from Doubleday Direct, Inc. The audiobooks were subsequently sold by MediaBay, Inc. and the funds were remitted to Glebe Resources, Inc. The inventory was sold at Glebe's cost and Glebe did not profit by the transaction.

     Interest on subordinated debt held by a third party in the amount of $97 for the three months ended September 30, 2000 was paid by a company wholly-owned by the Herrick family in November 2000. Subsequent to year end, the same company paid an additional $97 in interest for the three months ended December 31, 2000 to the same third party. The Company owes the interest to this company wholly-owned by the Herrick family.

(17) Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138, which will be effective beginning January 1, 2001. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and also prescribes special accounting for certain types of hedges. We have not entered into any derivative or hedging transactions, and therefore, have concluded that upon adoption of SFAS No. 133 as of January 1, 2001 the Company's transition adjustment is zero.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has determined that the adoption of SAB 101 in the fourth quarter of 2000 had no impact on the Company's financial position or results of operations. Revenues continue to be recognized upon shipment of merchandise consistent with the shipping terms. A reserve for future returns is recorded based upon historical experience and an evaluation of current trends.

(18) Segment Reporting

     For 1999 and 2000, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees and interest expenses The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the years ended December 31, 1999 and 2000 from its newest subsidiary RadioClassics. The accounting policies of the reportable segments are the same as those described in Note 2. Inter-segment sales are recorded at prevailing sales prices.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


(18) Segment Reporting (continued)


Year ended December 31, 2000

                                                      Audio Book         Radio     MediaBay.       Inter-
                                         Corporate          Club       Spirits           com       segment        Total
                                         ---------          ----       -------           ---       -------        -----

Net Revenue                                $    --      $ 31,442       $ 12,252      $ 1,566       $  (834)      $ 44,426
Profit (loss) before depreciation,
    amortization, non-cash
    write-down of goodwill,
    interest expense and
    extraordinary loss on early             (2,773)       (1,051)         1,150         (967)           36         (3,605)
    extinguishment of debt
Depreciation and amortization                   --         6,586            970          428         7,984
Non-cash write-down of goodwill                 --        36,792          1,434           --            --         38,226
Net interest expense                         2,672            --              9           --            --          2,681
Extraordinary loss on early
    extinguishment of debt                   2,152            --             --           --            --          2,152
Net income                                  (7,597)      (44,429)        (1,263)      (1,396)           37        (54,648)
Assets                                       2,000        28,179         18,431        1,498          (176)        49,932
Net additions to deferred member
    acquisition costs                           --         1,691          1,593           --            --          3,284
Additions to fixed assets                       --           123            288          462            --            873

Year ended December 31, 1999



                                                      Audio Book         Radio     MediaBay.       Inter-
                                         Corporate          Club       Spirits           com       segment        Total
                                         ---------          ----       -------           ---       -------        -----

Net Revenue                                $    --      $ 32,160       $14,658      $    --       $  (592)      $ 46,227
Profit (loss) before depreciation,
    amortization, non-cash
    write-down of goodwill,
    interest expense and
    extraordinary loss on early             (2,100)        4,922         2,605         (700)         (105)         4,623
    extinguishment of debt
Depreciation and amortization                   --         5,547           925          340         6,812
Net interest expense                         4,518            --            --           --            --          4,518
Net income                                  (6,619)         (624)        1,681       (1,040)         (106)        (6,707)
Assets                                          --        74,255        19,831           --          (113)        93,973
Net additions to deferred member
    acquisition costs                           --         9,296            --           --            --          9,296
Additions to fixed assets                       --           286           107          320            --            713


(19) Subsequent Events

     In March 2001, we have agreed with an affiliate of Norton Herrick for Mr. Herrick's affiliate to loan us an additional $2,500. It is contemplated that $1,000 will be funded on completion of a definitive agreement; and $500 will be funded on or before April 30, May 31 and June 30, 2001. Each advance will be evidenced by a convertible note which will be convertible into shares of our common stock at the rate of $0.56 principal amount per share and will mature on September 30, 2002. The convertible notes will rank pari passu with the current revolving credit facility and will have a security interest in all of our assets except inventory, receivables and cash. Interest on these notes will, at the holder's option, be payable -in-kind, common stock or cash at the holder's option, provided that, if the holder elects to receive an interest payment in cash, that payment will accrue until we are permitted under our revolving credit facility to make the cash payment. The note will bear interest at the prime rate plus 2%.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


(19) Subsequent Events (continued)

     Mr. Herrick's affiliate, at its option, will be permitted to increase its $2,500 loan to the Company to $3,000, on the same terms. Mr. Herrick's affiliate will be granted warrants to purchase 1,650,000 shares of common stock at an exercise price of $0.56 per share as consideration of the $800 of advances and the $2,500 of loans, plus warrants to purchase an additional 250,000 shares of common stock at an exercise price of $0.56 per share if Mr. Herrick's affiliate loans us an additional $500. We will grant Mr. Herrick's affiliate registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

     Subsequent to year-end, Glebe Resources, Inc., a company wholly-owned by Norton Herrick provided a security deposit to a vendor in the amount of $100. Glebe received no compensation for and did not profit from this transaction.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 for the years ended December 31, 2000 and 1999


                                         Balance       Amounts                    Write-Offs    Balance
                                        Beginning     Charged to      Amounts       Against      End of
                                        of Period     Net Income     Acquired      Reserves      Period
                                       -----------   ------------  -----------  ------------  ------------
Allowances for sales returns and doubtful accounts:
Year Ended December 31, 2000               $5,911       $18,038         --          $19,433        $4,516

Year Ended December 31, 1999               $1,840       $18,848       $1,264        $16,041        $5,911

