Form 10-Q
period 2001-03-31
MEDIABAY INC
filed 2001-05-21
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

                                    OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________


                         Commission file number 1-13469


                                 MediaBay, Inc.
        (Exact name of Small Business Issuer as specified in its charter)


            Florida                                              65-0429858
(State or other jurisdiction of                             (I.R.S. Employment
 incorporation or organization)                             Identification No.)

2 Ridgedale Avenue, Cedar Knolls, New Jersey                       07927
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (973) 539-9528


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
Yes  _X_      No ___

As of May 14, 2001, there were 13,861,866 shares of the Issuer's Common Stock outstanding.

                                 MEDIABAY, INC.

                          QUARTER ENDED MARCH 31, 2001
                                    FORM 10-Q

                                      Index

                                                                            Page
PART I:  Financial Information                                              ----

Item 1:  Financial Statements

         Consolidated Balance Sheets at March 31, 2001 and
         December 31, 2000 (unaudited)                                         3

         Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000 (unaudited)                             4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000 (unaudited)                                   5

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           11

Item 3:  Quantitative and Qualitative Disclosures of Market Risk              15

PART II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                            16

Item 6:  Exhibits and Reports on Form 8-K                                     16

         Signatures                                                           17

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 MEDIABAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           March 31,       December 31,
                                                                                             2001              2000
                                                                                           --------         --------
                                         ASSETS
Current assets:
     Cash and cash equivalents                                                             $     87         $    498
      Accounts receivable, net of allowances for sales returns and doubtful accounts
       of $4,512 and $4,516 at March 31, 2001 and December 31, 2000, respectively             4,538            5,415
     Inventory                                                                                7,258            6,687
     Prepaid expenses and other current assets                                                1,073            1,104
     Royalty advances                                                                         4,017            3,712
     Deferred member acquisition costs - current                                              7,894            7,520
     Deferred income taxes - current                                                            550               --
                                                                                           --------         --------
          Total current assets                                                               25,417           24,936
Fixed assets, net of accumulated depreciation of $1,769 and $1,576 at
    March 31, 2001 and December 31, 2000, respectively                                        1,550            1,708
Deferred member acquisition costs - non-current                                               4,292            5,062
Non-current prepaid expenses                                                                    114              177
Deferred income taxes - non-current                                                          12,450               --
Investment in I-Jam Multimedia LLC                                                            2,000            2,000
Other intangibles, net of accumulated amortization of $9,958 and $8,781 at
    March 31, 2001 and December 31, 2000, respectively                                        5,714            6,891
Goodwill, net of accumulated amortization of $1,136 and $1,009 at March 31,
    2001 and December 31, 2000, respectively                                                  9,031            9,158
                                                                                           --------         --------
                                                                                           $ 60,568         $ 49,932
                                                                                           ========         ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                                 $ 16,421         $ 16,703
     Current portion - long-term debt                                                           700              400
                                                                                           --------         --------
          Total current liabilities                                                          17,121           17,103
                                                                                           --------         --------
Long-term debt                                                                               15,864           15,864
                                                                                           --------         --------
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued and
    outstanding                                                                                  --               --
Common stock subject to contingent put rights                                                 4,550            4,550
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding
    13,861,866 at March 31, 2001 and December 31, 2000                                       93,462           93,468
Contributed capital                                                                           3,761            3,761
Accumulated deficit                                                                         (74,190)         (84,814)
                                                                                           --------         --------
           Total common stockholders' equity                                                 23,033           12,415
                                                                                           --------         --------
                                                                                           $ 60,568         $ 49,932
                                                                                           ========         ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                              2001        2000
                                                           --------    --------
Sales                                                      $ 12,910    $ 16,127
Returns, discounts and allowances                             3,309       5,181
                                                           --------    --------
         Net sales                                            9,601      10,946
Cost of sales                                                 3,816       5,750
                                                           --------    --------
         Gross profit                                         5,785       5,196
Expenses:
    Advertising and promotion                                 3,186       2,440
    General and administrative                                2,962       3,182
    Depreciation and amortization                             1,492       1,983
                                                           --------    --------
         Operating loss                                      (1,855)     (2,409)
Interest expense, net of interest income of $0 and $54
    in 2001 and 2000, respectively                              521       1,068
                                                           --------    --------
         Loss before income taxes                            (2,376)     (3,477)
Benefit for income taxes                                     13,000          --
                                                           --------    --------
         Net income (loss)                                 $ 10,624    $ (3,477)
                                                           ========    ========
Basic and diluted earnings (loss) per common share:
     Basic earnings (loss) per common share                $    .77    $   (.34)
                                                           ========    ========
     Diluted earnings (loss) per common share              $    .58    $   (.34)
                                                           ========    ========





See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          2001        2000
                                                                        --------    --------
Cash flows from operating activities:
    Net income (loss)                                                   $ 10,624    $ (3,477)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                      1,492       1,983
        Amortization of deferred member acquisition costs                  1,961       1,117
        Amortization of deferred financing costs                              66         136
        Deferred income tax benefit                                      (13,000)         --
        Changes in asset and liability accounts, net of
           acquisitions:
           Decrease in accounts receivable, net                              877       1,860
           Increase in inventory                                            (571)       (570)
           Decrease (increase) in prepaid expenses                           112        (601)
           Increase in royalty advances                                     (305)     (1,109)
           Increase in deferred member acquisition costs                  (1,565)     (1,427)
           Decrease in accounts payable and accrued expenses                (288)       (486)
                                                                        --------    --------
                  Net cash used in operating activities                     (597)     (2,574)
                                                                        --------    --------
Cash flows from investing activities:
        Acquisition of fixed assets                                          (23)       (221)
        Cash paid in acquisitions                                             --         (97)
                                                                        --------    --------
                  Net cash used in investing activities                      (23)       (318)
                                                                        --------    --------
Cash flows from financing activities:
        Net proceeds from issuance of common stock                            --      29,491
        Proceeds from issuance of long-term debt                             300       2,000
        Payment of long-term debt                                             --        (930)
        Increase in deferred financing costs                                 (91)         (9)
                                                                        --------    --------
                  Net cash provided by financing activities                  209      30,552
                                                                        --------    --------
Net (decrease) increase in cash and cash equivalents                        (411)     27,660
Cash and cash equivalents at beginning of period                             498         198
                                                                        --------    --------
Cash and cash equivalents at end of period                              $     87    $ 27,858
                                                                        ========    ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


(1) ORGANIZATION

     MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a leading seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company markets audiobooks primarily through its Audio Book Club direct mail membership club and at Audiobookclub.com. Its old-time radio and classic video programs are marketed through direct-mail catalogs, on the Internet at Radiospirits.com and, on a wholesale basis, to major retailers. The Company's spoken audio products are also available for purchase in secure downloadable format over the Internet through its content-rich media portal at MediaBay.com.


(2) SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the rate enactment date.

(3) Deferred Income Taxes


     The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. As a result of a series of strategic initiatives, the Company's operations have improved. Although realization of net deferred tax assets is not assured, management has determined, based on the Company's improved operations, that it is more likely than not that a portion of the Company's deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in the first quarter of 2001, the Company reduced the valuation allowance for deferred tax assets in the amount of $13,000 and recorded an income tax benefit.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                         March 31,  December 31,
Deferred tax assets:                                       2001         2000
                                                         --------   -----------
Federal and state net operating loss carry-forwards      $ 15,890    $ 14,801
Accounts receivable, principally due to allowance
for doubtful accounts and reserve for returns               1,252       1,274
Fixed assets/Intangibles                                   12,933      13,026
                                                         --------    --------
Total gross deferred tax assets                            30,075      29,101
Less valuation allowance                                  (17,075)    (29,101)
                                                         --------    --------
Net deferred tax assets                                  $ 13,000    $   --
                                                         ========    ========

(4) LONG-TERM DEBT

     Bank Debt

     In March 2001, the maturity date of the principal amount of the revolving credit facility of $6,580 was extended and, on April 30, 2001, the loan documents were amended to extend the maturity date to September 30, 2002 with certain conditions. The interest rate for the revolving credit facility is the prime rate plus 2%. The Company is required to make mandatory payments of principal as follows: $100 on September 30, 2001 and $300 on each of December 31, 2001, March 31, 2002 and June 30, 2002.

     Related Party Debt

     In February 2001, the Company received an advance of $300, from Huntingdon Corporation, an affiliate of Norton Herrick, MediaBay's Chairman ("Huntingdon").

     In March 2001, the Company agreed with Huntingdon for Huntingdon to loan to the Company an additional $2,500 with certain conditions, including extension of the maturity date of the revolving credit facility. Huntingdon, at its option, will be permitted to increase its $2,500 loan to the Company to $3,000, on the same terms. The loan was completed and a secured senior convertible note was issued to Huntington on May 14, 2001 (see Note 11).

(5) STOCKHOLDERS' EQUITY AND STOCK OPTIONS AND WARRANTS

     Stock Options and Warrants

     In the first quarter of 2001, the Company issued warrants to purchase 50,000 shares of its common stock at $4.00 per share and warrants to purchase 50,000 shares of its common stock at $6.00 per share to a consultant pursuant to a consulting agreement. The Company canceled five-year plan options to purchase a total of 72,250 shares of the Company's common stock. In addition, the Company cancelled warrants to purchase a total of 200,000 shares of the Company's common stock


(6) NET LOSS PER SHARE OF COMMON STOCK

     Basic earnings (loss) per share were computed using the weighted average number of common shares outstanding for the three months ended March 31, 2001 and 2000 of 13,861,866 and 10,253,079, respectively.

     Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the three months ended March 31, 2001 were due to the inclusion of 7,192 common equivalent shares, as calculated under the treasury stock method and 4,773,000 common equivalent shares relating to convertible subordinated debt calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net income was $217 for the three months ended March 31, 2001. Common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 1,036,127 for the three months ended March 31, 2000.

(7) SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $131 and $920 for the three months ended March 31, 2001 and 2000, respectively.


(8) RELATED PARTY TRANSACTION

     In the first quarter of 2001, Glebe Resources, Inc., a company wholly owned by Norton Herrick, provided a security deposit to a vendor in the amount of $100. Glebe received no compensation for and did not profit from this transaction.


(9) SEGMENT REPORTING

     For 2001 and 2000, the Company has divided its operations into four reportable segments: (i) Corporate, which includes general corporate administrative costs, professional fees and interest expenses; (ii) Audio Book Club ("ABC"), a membership-based club selling audiobooks via direct mail and the Internet; (iii) Radio Spirits ("RSI"), which produces, sells, licenses and syndicates old-time radio programs and (iv) MediaBay.com, our media portal offering spoken audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The Company evaluates performance and allocates resources among its four operating segments based on operating income and opportunities for growth. Inter-segment sales are recorded at prevailing sales prices.


SEGMENT REPORTING

THREE MONTHS ENDED MARCH 31, 2001                                                                           INTER-
                                               CORPORATE           ABC           RSI         MBAY.COM       SEGMENT          TOTAL
                                               ---------           ---           ---         --------       -------          -----
Net Revenue                                      $  --         $   7,788       $  1,737       $   147       $   (71)      $   9,601
Profit (loss) before depreciation
  Amortization and interest expense                 (318)            816           (380)         (500)           19            (363)
Depreciation and amortization                      1,311              33             42           106            --           1,492
Net interest expense                                 517              --              4            --            --             521
Net income                                        (2,146)            783           (426)         (606)           19          (2,376)
Assets                                            15,000          27,321         17,036         1,354          (143)         60,568
Non-cash expenses                                     79             477            (82)           21            --             495
Addition to fixed assets                              --               4              9            10            --              23

THREE MONTHS ENDED MARCH 31, 2000                                                                           INTER-
                                               CORPORATE           ABC           RSI         MBAY.COM       SEGMENT          TOTAL
                                               ---------           ---           ---         --------       -------          -----
Net Revenue                                      $    --       $   9,034       $  2,051       $    --       $  (139)      $  10,946
Profit (loss) before depreciation
  Amortization and interest expense                 (591)            371             41          (344)           97            (426)
Depreciation and amortization                      1,808              25             33           117            --           1,983
Net interest expense                               1,068              --             --            --            --           1,068
Net income                                        (3,467)            346              8          (461)           97          (3,477)
Assets                                                --         101,334         18,241         1,056           (59)        120,572
Non-cash expenses                                     --            (310)            --            --            11            (310
Addition to fixed assets                              --              --             18           202            --             221


(10) RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138, which was effective January 1, 2001. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and also prescribes special accounting for certain types of hedges. The Company has not entered into any derivative or hedging transactions, nor has it identified any embedded derivatives, and therefore, has concluded the Company's transition adjustment is zero on its adoption of SFAS No. 133 as of January 1, 2001.

(11) SUBSEQUENT EVENTS

     On May 14, 2001 the Company issued a $2,500 secured senior convertible note to Huntingdon, in consideration for loans made by Huntingdon to the Company in the amount of $2,500. This note is convertible into MediaBay common stock at a conversion rate of $.56 per share. The convertible note, in certain respects, ranks pari passu with the current revolving credit facility and has a security interest in all of the assets of the Company, except inventory, receivables and cash. The note bears interest at the prime rate plus 2% and matures on September 30, 2002. Interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash.

     The Company also issued an $800 secured senior subordinated convertible note to Huntingdon in consideration of $800 of advances made by Huntingdon in December 2000 and February 2001. The note bears interest at 12% per annum and interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash. The note is convertible into MediaBay common stock at a conversion rate of $.56 per share and is secured by a second security interest in all of the assets of the Company, except inventory, receivables and cash. The note matures on December 31, 2002.

     In connection with these transactions, Huntingdon was granted ten-year warrants to purchase 1,650,000 shares of common stock at an exercise price of $0.56 per share as consideration of the $800 of advances and the $2,500 of loans, plus ten-year warrants to purchase an additional 250,000 shares of common stock at an exercise price of $0.56 per share if Huntingdon loans the Company an additional $500. Huntingdon was granted registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

     On May 14, 2001, the Company also modified a $1,984 senior subordinated convertible note held by Norton Herrick as consideration for Mr. Herrick's consent to the above transactions, elimination of the variable conversion price feature of the note and foregoing current cash interest until MediaBay's revolving credit facility is repaid. The modified note is convertible into common stock at a conversion rate of $.56 per share and interest, at Mr. Herrick's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash. Mr. Herrick was granted registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

     On May 14, 2001, the Company also modified a $3,000 senior subordinated convertible note held by Evan Herrick, Norton Herrick's son as consideration for Mr. Herrick's consent to the transactions and agreement to exchange the note for preferred stock if requested by MediaBay under specified circumstances. The modified note, which does not permit cash interest to be paid currently, is convertible into common stock at a conversion rate of $.56 per share. Evan Herrick was granted registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

     Subsequent to March 31, 2001, in addition to the warrants described above, the Company granted plan options and warrants to purchase a total of 364,000 shares of the Company's common stock to officers, employees and consultants. The options vest at various times and have exercise periods ranging from two to five years. The weighted average exercise price of these options and warrants is
$3.31. In addition, the Company cancelled plan options to purchase 1,075,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, as more fully described in the Company's Annual Report on Form 10-KSB, include, without limitation, our history of losses, our ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, pay our trade creditors and collect receivables, successfully implement our Internet strategy, license content for digital download, the growth of the digital download market and other advances in technologies, dependence on third party providers and suppliers; competition; the costs and success of our marketing strategies, product returns and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

     Our customer base includes over 2.55 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 5,000 retail locations including Costco, Target, Best Buy, Sam's Club, Barnes & Noble, Waldenbooks, B. Dalton Booksellers, Borders, Amazon.com, Books-A-Million and The Museum Company.

     Our web sites receive more than 2 million unique monthly web site visitors and are among the most heavily trafficked bookselling web sites on the Internet. We serve more than 350,000 classic radio and nostalgia video streams of our content on a monthly basis to web site visitors at RadioSpirits.com and MediaBay.com.

     We have undertaken a significant review of our strategic objectives and operations. While we remain committed to growth and believe strongly in both the potential of our core markets and the future of digital downloads of premium spoken word content, our priorities have been for the last nine months, and continue to be, to operate our core businesses on a more profitable basis and to improve cash flow. To this end, we have implemented a number of key initiatives and are seeing positive results in our operations and cash flow. The initiatives are as follows:

     o As a result of implementing a standardized merchandising program in our catalogs, we have reduced the number of SKUs (Stock Keeping Units) in our inventory.

     o We have revised the logic used in determining customer shipments, which we believe reduces the level of customer returns and decreases the level of required inventory. Returns as a percentage of gross sales declined from 32.1% of gross sales for the three months ended March 31, 2000 to 25.6% of gross sales for the three months ended March 31, 2001.

     o We have eliminated our Audio Book Club every day low price discounting structure and currently sell most titles to members at full manufacturers' suggested retail prices. The average selling price of an Audio Book Club product has increased 67% since March 2000. Partially as a result of this change, gross profit as a percentage of net sales increased from 47.5% for the three months ended March 31, 2000 to 60.3% of net sales for the three months ended March 31, 2001.

     o As a result of targeting the best prospect segments and improving the effectiveness of our mail pieces, our cost to acquire new members by direct mail promotions has decreased 55% from May 2000 to May 2001.

     o We have discontinued doing cost per thousand guaranteed impressions and cost per click advertising on the Internet in favor of cost per customer acquired agreements only. Our cost to acquire a member on the Internet has declined by 67% from March 2000 to March 2001.

     o    We have developed new, higher margin old-time radio product lines.

     o We have internally developed better information systems for improving title selection, inventory management and direct mail prospect list selection.

     o We have streamlined the operations structure of our divisions and have been able to eliminate positions that are no longer necessary to achieve our goals. In February of 2001 we eliminated ten positions.

     We believe these initiatives have had a positive impact to date and will substantially increase the profitability and improve the cash flow of our operations.

     Our marketing programs have consisted primarily of direct mail, media advertising and marketing on the Internet. We capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit, based on our historical experience. Due to the amount and timing of direct response advertising campaigns, including the impact of capitalizing new member direct response marketing costs, comparisons of our historical operating results from period to period may not be meaningful.


RESULTS OF OPERATIONS

     Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Gross sales for the three months ended March 31, 2001 were $12,910 a decrease of $3,217, or 19.9%, as compared to $16,127 for the three months ended March 31, 2000. The decrease in gross sales was primarily attributable to a slowdown in the aggressive marketing at both the Audio Book Club and Radio Spirits. In addition, we revised the logic used in determining customer product shipments, which resulted in lower gross sales but also lower return rates.

     Returns, discounts and allowances for the three months ended March 31, 2001 decreased $1,872 to $3,309, or 25.6% of gross sales, as compared to $5,181, or 32.1% of gross sales for the three months ended March 31, 2000. The decrease in returns as a percentage of sales is due to aforementioned revisions in the logic used in determining customer shipments.

     Principally as a result of lower gross sales, partially offset by lower returns, net sales for the three months ended March 31, 2001 decreased $1,345, or 12.3%, to $9,601.

     Cost of sales for the three months ended March 31, 2001 decreased $1,934, or 33.8%, to $3,816 from $5,750 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 39.7% from 52.5%. We increased the average selling price per title by eliminating our Audio Book Club every day low price discounting structure and sold most titles to members at full manufacturers' suggested retail prices. We also revised the merchandising of products in our catalogs and on our web sites, to sell only those items, which contribute greater gross profit. As a result, gross profit increased $589, or 11.3% to $5,785, or 60.3% of net sales as compared to a gross profit percentage of net sales of 47.5% for the three months ended March 31, 2000.

     Advertising and promotion expenses increased $746 or 30.6% to $3,186 for the three months ended March 31, 2001 as compared to $2,440 in the prior comparable period. Actual amounts expended for advertising and promotion in the three months ended March 31, 2001 were $2,790, an increase of $40, from the amount expended in the three months ended March 31, 2000 of $2,750. The difference between the amount expended and the amount recorded as expense is due to the capitalization of direct response advertising. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit.

     General and administrative expenses for the three months ended March 31, 2001 decreased $219 to $2,963 from $3,182 for the three months ended March 31, 2000. General and administrative expense decreases are principally attributable to decreases in bad debt expenses, attendant with our decrease in net sales, and telephone costs related to a reduction in "800" service calls, partially offset by increases in payroll costs as we upgraded our staff. During 2000, we streamlined our operations and the structure of our divisions. As a result, we eliminated positions that are no longer necessary to achieve our goals. In February of 2001 we eliminated ten positions. We expect the payroll savings from the elimination of these positions to be realized in future periods.

     Depreciation and amortization expenses for the three months ended March 31, 2001 were $1,492, a decrease of $491, as compared to $1,983 for the prior comparable period. The decrease is principally attributable to the writedown of goodwill taken in the fourth quarter of 2000.

     Net interest expense for the three months ended March 31, 2001 decreased $547 to $521 as compared to $1,068 for the three months ended March 31, 2000. The decrease in interest expenses is attributable to a reduction of $20,785 in bank and other debt in the twelve months ended March 31, 2001.

     Primarily due to reduced returns, reductions in cost of sales and general and administrative expenses, decreased amortization of goodwill and lower interest expense, the net loss before income tax benefit for the three months ended March 31, 2001 decreased $1,101 to $2,376, as compared to a net loss of $3,477 for the three months ended March 31, 2000.

     As a result of the series of strategic initiatives described above, our operations have improved. Although realization of net deferred tax assets is not assured, we have determined, based on our improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in the first quarter of 2001 we reduced the valuation allowance for deferred tax assets in the amount of $13,000 and recorded an income tax benefit.

     Primarily due to the reduction in the valuation allowance for deferred tax assets, we had net income of $10,624, or $.58 per fully diluted share for the three months ended March 31, 2001, as compared to a net loss of $3,477, or $.17 per share, for the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have successfully reduced cash used in operations in the first quarter, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses.

     For the three months ended March 31, 2001, our cash decreased by $411, as we used net cash of $597 and $23 for operating and investing activities, respectively, and had cash provided by financing activities of $209. Net cash used in operations principally consisted of the net income of $10,624, offset by a $13,000 reduction in the valuation allowance for deferred tax assets, increases in inventories of $571, royalty advances of $305, and a decrease in accounts payable and accrued expenses of $288. Net cash used in operations was partially offset by depreciation and amortization expenses included in net income of $1,492, a decrease in accounts receivable of $877, a decrease in prepaid expenses and other current assets of $112 and a net decrease in deferred member acquisition costs of $396.

     The increase in inventory is primarily due to the timing of purchases. The increase in royalty advances is primarily attributable to the renewal and expansion of licensing agreements with our significant publishers. The decrease in accounts receivable was primarily attributable to the collection of retail receivables from the holiday selling season from our radio programs. The decrease in deferred member acquisition cost is due to the timing of direct-response advertising campaigns and a reduction in the size of the campaigns designed to result in better response rates.

     Cash used in investing activities was for the acquisition of fixed assets, principally for computer equipment.

     In  February  2001,  we  received  an  advance  of  $300  from   Huntingdon
Corporation, an affiliate of Norton Herrick, MediaBay's Chairman ("Huntingdon").

     On May 14, 2001 we issued a $2,500 secured senior convertible note to Huntingdon, in consideration for loans made by Huntingdon to the Company in the amount of $2,500. This note is convertible into MediaBay common stock at a conversion rate of $.56 per share. The convertible note, in certain respects, ranks pari passu with the current revolving credit facility and has a security interest in all our assets, except inventory, receivables and cash. The note bears interest at the prime rate plus 2% and matures on September 30, 2002. Interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash.

     We also issued an $800 secured senior subordinated convertible note to Huntingdon in consideration of $800 of advances made by Huntingdon in December 2000 and February 2001. The note bears interest at 12% per annum and interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash. The note is convertible into MediaBay common stock at a conversion rate of $.56 per share and is secured by a second security interest in all of the assets of the Company, except inventory, receivables and cash. The note matures on December 31, 2002.


QUARTERLY FLUCTUATIONS

     Our operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and Internet initiatives and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases and product returns.

     The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly Internet advertising and direct mail campaigns. We believe that a significant portion of its sales of old-time radio and classic video programs are gift purchases by consumers. Therefore, we tends to experience increased sales of these products in the fourth quarter in anticipation of the holiday season and the second quarter in anticipation of Fathers' Day.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     We are exposed to market risk for the impact of interest rate changes. As a matter of policy we do not enter into derivative transactions for hedging, trading or speculative purposes.

     Our exposure to market risk for changes in interest rates relate to our long-term debt. Interest on $9,080 of our long-term debt is payable at the prime rate plus 2%. If the prime rate were to increase our interest expense would increase.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In the first quarter of 2001, we issued warrants to purchase 50,000 shares of our common stock at $4.00 per share and warrants to purchase 50,000 shares of our common stock at $6.00 per share to a consultant pursuant to a consulting agreement.

     The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Section 4(2) of the Securities Act of 1933.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

Exhibit 10.1   Amended  and  Restated  Credit  Agreement,  dated as of April 30,
               2001, among Registrant Audio Book Club, Inc. ("ABC"), Radio Spirits, Inc. ("RSI") and ING (U.S.) Capital LLC ("ING")

Exhibit 10.2 Form of Amended and Restated Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VideoYesteryear, Inc. ("VYI"), MediaBay.com, Inc. ("MBCI"), Audiobookclub.com ("ABCC"), ABC-COA Acquisition Corp. ("abc-coa"), MediaBay Services, Inc. ("MSI"), ABC Investment Corp. (AIC"), MediaBay Publishing, Inc. ("MPI"), Radio Classics, Inc. ("RCI") and ING

Exhibit 10.3 Form of Amended and Restated Intellectual Property Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VYI, MBCI, ABCC, ABC-COA, MSI, AIC, MPI, RCI and ING

Exhibit 10.4 $1,984,250 principal amount 9% convertible senior subordinated promissory note of Registrant issued to Norton Herrick due December 31, 2004

Exhibit 10.5 $3,000,000 principal amount 9% convertible senior subordinated promissory note of Registrant issued to Evan Herrick due December 31, 2004

Exhibit 10.6 $2,500,000 principal amount convertible senior promissory note of Registrant issued to Huntingdon Corporation ("Huntingdon") due September 30, 2002

Exhibit 10.7 $800,000 principal amount 12% convertible senior subordinated promissory note of Registrant issued to Huntingdon due December 31, 2002

Exhibit 10.8 Form of Security Agreement dated as of April 30, 2001 between Registrant, the subsidiaries of Registrant set forth on Schedule 2 annexed thereto and Huntingdon

   (b)   Reports on Form 8-K

   None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MEDIABAY, INC.



Dated:  May 21, 2001               By:  /s/ Michael Herrick
                                        ------------------------------------
                                        Michael Herrick
                                        Chief Executive Officer and President

Dated:  May 21, 2001               By:  /s/ John F. Levy
                                        ------------------------------------
                                        John F. Levy
                                        Chief Financial and Accounting Officer