Form 10-Q
period 2001-06-30
MEDIABAY INC
filed 2001-08-14
CIK 1040973

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
Yes  __X__      No  ____

As of August 14, 2001, there were 13,861,866 shares of the Issuer's Common Stock outstanding.

                                 MEDIABAY, INC.

                           Quarter ended June 30, 2001
                                    Form 10-Q
                                      Index
                                                                            Page
                                                                            ----
PART I:  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets at June 30, 2001 and
         December 31, 2000 (unaudited)                                       3

         Consolidated Statements of Operations for the three and
         six months ended June 30, 2001 and 2000 (unaudited)                 4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 (unaudited)                                  5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         11

Item 3:  Quantitative and Qualitative Disclosures of Market Risk            16

PART II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                          17

Item 6:  Exhibits and Reports on Form 8-K                                   18

         Signatures                                                         19

                          PART I: Financial Information

Item 1: Financial Statements

                                 MEDIABAY, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                           June 30,   December 31,
                                                                                             2001        2000
                                                                                           ---------   ---------
                                     Assets
Current assets:
     Cash and cash equivalents                                                             $    277    $    498
      Accounts  receivable,  net of  allowances  for sales  returns and doubtful accounts of $3,957 and $4,516 at June 30, 2001 and  December 31, 2000,
       respectively
                                                                                              4,445       5,415
     Inventory                                                                                7,005       6,687
     Prepaid expenses and other current assets                                                1,263       1,104
     Royalty advances                                                                         3,983       3,712
     Deferred member acquisition costs - current                                              6,899       7,520
     Deferred income taxes - current                                                            550          --
                                                                                           --------    --------
          Total current assets                                                               24,422      24,936
Fixed assets, net of accumulated depreciation of $1,947 and $1,576 at June 30, 2001 and
    December 31, 2000, respectively                                                           1,410       1,708
Deferred member acquisition costs - non-current                                               3,707       5,062
Non-current prepaid expenses and other assets                                                   417         177
Deferred income taxes - non-current                                                          12,450          --
Investment in I-Jam Multimedia LLC                                                            2,000       2,000
Other  intangibles,  net of accumulated  amortization  of $11,136 and $8,781 at June 30,
    2001 and December 31, 2000, respectively                                                  4,536       6,891
Goodwill,  net of  accumulated  amortization  of $1,263 and $1,009 at June 30, 2001 and
    December 31, 2000, respectively                                                           8,904       9,158
                                                                                           --------    --------
                                                                                           $ 57,846    $ 49,932
                                                                                           ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                 $ 12,922    $ 16,703

     Current portion - long-term debt                                                         1,000         400
                                                                                           --------    --------
          Total current liabilities                                                          13,922      17,103
                                                                                           --------    --------
Long-term debt                                                                               18,064      15,864
                                                                                           --------    --------
Preferred stock, no par value, authorized 5,000,000 shares;  no shares issued and
    outstanding                                                                                  --          --
Common stock subject to contingent put rights                                                 4,550       4,550
Common  stock;  no par value, authorized 150,000,000 shares; issued and outstanding
    13,861,866 at June 30, 2001 and December 31, 2000                                        93,462      93,468
Contributed capital                                                                           4,081       3,761
Accumulated deficit                                                                         (76,233)    (84,814)
                                                                                           --------    --------
           Total common stockholders' equity                                                 21,310      12,415
                                                                                           --------    --------
                                                                                           $ 57,846    $ 49,932
                                                                                           ========    ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                  Three months ended            Six months ended
                                                                                       June 30,                      June 30,
                                                                                 ----------------------      ----------------------
                                                                                   2001          2000          2001          2000
                                                                                 --------      --------      --------      --------
Sales                                                                            $ 14,003      $ 16,175      $ 26,913      $ 32,302
Returns, discounts and allowances                                                   3,088         3,699         6,397         8,880
                                                                                 --------      --------      --------      --------
     Net sales                                                                     10,915        12,476        20,516        23,422
Cost of sales                                                                       5,455         6,547         9,271        12,297
                                                                                 --------      --------      --------      --------
     Gross profit                                                                   5,460         5,929        11,245        11,125
Expenses:
     Advertising and promotion                                                      2,698         3,136         5,884         5,576
     General and administrative                                                     2,760         3,462         5,722         6,644
     Depreciation and amortization                                                  1,487         1,964         2,979         3,947
                                                                                 --------      --------      --------      --------
         Operating loss                                                            (1,485)       (2,633)       (3,340)       (5,042)
Interest expense, net of interest income of $42 and $96 for three
     and six months ended June 30, 2000, respectively                                 558           510         1,079         1,578
                                                                                 --------      --------      --------      --------
         (Loss) income before income taxes                                         (2,043)       (3,143)       (4,419)       (6,620)
Benefit for income taxes                                                               --            --        13,000            --
                                                                                 --------      --------      --------      --------
         (Loss) income before extraordinary item                                   (2,043)       (3,143)        8,581        (6,620)
Extraordinary loss on early extinguishment of debt                                     --        (2,152)           --        (2,152)
                                                                                 --------      --------      --------      --------
         Net (loss) income                                                       $ (2,043)     $ (5,295)     $  8,581      $ (8,772)
                                                                                 ========      ========      ========      ========

     Basic (loss) income per share:
         (Loss) income before extraordinary item                                 $   (.15)     $   (.23)     $    .62      $   (.56)
         Extraordinary item                                                            --          (.16)           --          (.18)
                                                                                 --------      --------      --------      --------
         Net (loss) income                                                       $   (.15)     $   (.39)     $    .62      $   (.74)
                                                                                 ========      ========      ========      ========
     Diluted (loss) income per share:
         (Loss) income before extraordinary item                                 $   (.15)     $   (.23)     $    .43      $   (.56)
         Extraordinary item                                                            --          (.16)           --          (.18)
                                                                                 --------      --------      --------      --------
         Net (loss) income                                                       $   (.15)     $   (.39)     $    .43      $   (.74)
                                                                                 ========      ========      ========      ========



See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           Six months ended June 30,
                                                                             2001           2000
                                                                           --------       --------
Cash flows from operating activities:
    Net income (loss)                                                      $  8,581       $ (8,772)
    Adjustments to  reconcile  net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                         2,979          3,947
        Amortization of deferred member acquisition costs                     4,009          2,528
        Amortization of deferred financing costs                                175            222
        Deferred income tax benefit                                         (13,000)            --
        Extraordinary loss on early extinguishment of debt                       --          2,152
        Changes in asset and liability accounts, net of acquisitions:
           Decrease in accounts receivable, net                                 971          2,770
           Increase in inventory                                               (318)          (491)
           Decrease in prepaid expenses                                         162            109
           Increase in royalty advances                                        (270)        (1,163)
           Increase in deferred member acquisition costs                     (2,034)        (6,298)
           Decrease in accounts payable and accrued expenses                 (3,788)          (789)
                                                                           --------       --------
                  Net cash used in operating activities                      (2,533)        (5,785)
                                                                           --------       --------
Cash flows from investing activities:
        Acquisition of fixed assets                                             (59)          (711)
        Maturity of short-term investment                                        --            100
        Investment in I-Jam                                                      --         (2,000)
        Additions to goodwill related to acquisitions                            --         (1,207)
                                                                           --------       --------
                  Net cash used in investing activities                         (59)        (3,818)
                                                                           --------       --------
Cash flows from financing activities:
        Net proceeds from issuance of common stock                               --         29,432
        Net proceeds from issuance of long-term debt                          2,800          2,000
        Payment of long-term debt                                                --        (21,723)
        Increase in deferred financing costs                                   (429)          (170)
                                                                           --------       --------
                  Net cash provided by financing activities                   2,371          9,539
                                                                           --------       --------
Net (decrease) in cash and cash equivalents                                    (221)           (64)
Cash and cash equivalents at beginning of period                                498            198
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $    277       $    134
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

(4)  Long-term Debt

     Bank Debt

     On April 30, 2001, the maturity date of the principal amount of the revolving credit facility of $6,580 was extended to September 30, 2002 with certain conditions. The interest rate for the revolving credit facility is the prime rate plus 2%. The Company is required to make mandatory payments of principal as follows: $100 on September 30, 2001 and $300 on each of December 31, 2001, March 31, 2002 and June 30, 2002.

     Related Party Debt

     In June 2001, Norton Herrick agreed to loan, or to cause his affiliates to loan, the Company, at the Company's option, subject to certain conditions including approval by the Company's shareholders, up to $10,000 in the event the Company is unable to obtain third party debt financing for future acquisitions.

     On May 14, 2001, the Company issued a $2,500 secured senior convertible note to Huntingdon Corporation, a wholly owned affiliate of the Company's chairman, Norton Herrick, ("Huntingdon") in consideration for loans made by Huntingdon to the Company in the amount of $2,500 and an $800 secured senior subordinated convertible note to Huntingdon in consideration of $800 of advances made by Huntingdon in December 2000 and February 2001 on terms described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     In connection with these transactions, Huntingdon was also granted ten-year warrants, as described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The warrants have been valued at $383 using an accepted valuation method, have been included in prepaid expenses and are being amortized over the life of the loan.

     On May 14, 2001, the Company also modified, as described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, a $1,984 senior subordinated convertible note held by Norton Herrick and a $3,000 senior subordinated convertible note held by Evan Herrick, Norton Herrick's son, as consideration for their consent to the loans made on May 14, 2001.

(5)  Stockholders' Equity

     Stock Options and Warrants

     During the six months ended June 30, 2001, in addition to the warrants described above, the Company issued plan options and warrants to purchase 559,000 shares of its common stock at a weighted average exercise price of $3.32 per share to officers, employees and consultants. The options vest at various times and have exercise periods ranging from one to five years. The Company canceled five-year plan options, ten-year plan options and warrants to purchase a total of 1,497,250 shares of the Company's common stock. In addition, 300,000 one-year warrants expired during the six months ended June 30, 2001.

(6)  Net Loss Per Share of Common Stock

     Basic earnings (loss) per share was computed using the weighted average number of common shares outstanding for the three and six months ended June 30, 2001 of 13,861,866 and for the three and six months ended June 30, 2000 of 13,421,866 and 11,837,473, respectively.

     Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the six months ended June 30, 2001 were due to the inclusion of 165,000 common equivalent shares, as calculated under the treasury stock method, and 7,018,000 common equivalent shares relating to convertible subordinated debt calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net income was $475 for the six months ended June 30, 2001. Common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 2,004,431 at June 30, 2000.

(7)  Supplemental Cash Flow Information

     Cash paid for interest expense was $597 and $1,756 for the six months ended June 30, 2001 and 2000, respectively.

     In addition to the warrants described in Note 4, included in the total options and warrants granted during the six months ended June 30, 2001 and 2000 were options and warrants valued at $22 and $335, respectively, granted to various consultants. These options were valued using accepted valuation models, have been included in prepaid expenses and are being amortized over the period of service.

(8)  Related Party Transaction

     In the first quarter of 2001, Glebe Resources, Inc., a company wholly owned by Norton Herrick, ("Glebe") provided a security deposit to a vendor in the amount of $100. The security deposit was returned to Glebe and Glebe received no compensation for and did not profit from this transaction.

(9)  Segment Reporting

     For 2001 and 2000, the Company has divided its operations into four reportable segments: (i) Corporate, which includes general corporate administrative costs, professional fees and interest expenses; (ii) Audio Book Club ("ABC"), a membership-based club selling audiobooks via direct mail and the Internet; (iii) Radio Spirits ("RSI"), which produces, sells, licenses and syndicates old-time radio programs and (iv) MediaBay.com, the Company's media portal offering spoken audio content in secure digital download formats. Segment net income is total segment revenue reduced by expenses identifiable with that business segment. The Company evaluates performance and allocates resources among its four operating segments based on operating income and opportunities for growth. Inter-segment sales are recorded at prevailing sales prices.


Segment Reporting
Three Months Ended June 30, 2001
                                                         Corporate        ABC          RSI       Mbay.com    Intersegment    Total
                                                         ---------        ---          ---       --------    ------------    -----
Net Sales                                                $     --       $ 8,069      $ 2,865      $    56       ($75)      $ 10,915
Profit (loss) before depreciation, amortization
      and interest                                           (529)          543          252         (273)         9              2
Depreciation and amortization                               1,311            33           43          100         --          1,487
Net interest expense                                          555            --            3           --         --            558
Net income (loss)                                          (2,395)          510          206         (373)         9         (2,043)
Assets                                                     15,000        24,459       17,417        1,043        (73)        57,846
Non-cash expenses                                              54         1,531           49           11         --          1,645
Additions to fixed assets                                      --             4           27            5         --             36

Three Months Ended June 30, 2000
                                                         Corporate        ABC          RSI       Mbay.com    Intersegment    Total
                                                         ---------        ---          ---       --------    ------------    -----
Net Sales                                                 $    --      $  8,137     $  3,545       $1,052      ($258)      $ 12,476
Profit (loss) before depreciation, amortization,
      interest, and extraordinary loss on early
      extinguishment of debt                                 (449)         (770)          70          496        (16)          (669)
Depreciation and amortization                               1,813            25           37           89         --          1,964
Net interest expense                                          508            --            2           --         --            510
Net income (loss)                                          (4,922)         (795)          31          407        (16)        (5,295)
Assets                                                      2,000        71,528       19,622        1,400        (94)        94,456
Net addition to deferred member acquisition
costs                                                          --        (1,962)      (1,498)          --         --         (3,460)
Additions to fixed assets                                      --            35          211          245         --            491



Six Months Ended June 30, 2001
                                                         Corporate        ABC          RSI       Mbay.com    Intersegment    Total
                                                         ---------        ---          ---       --------    ------------    -----
Net Sales                                                $     --       $15,857     $  4,602      $   203      ($146)      $ 20,516
Profit (loss) before depreciation, amortization,
      interest and income tax benefit                        (847)        1,359         (128)        (773)        28           (361)
Depreciation and amortization                               2,622            66           85          206         --          2,979
Net interest expense                                        1,072            --            7           --         --          1,079
Net income (loss)                                           8,459         1,293         (220)        (979)        28          8,581
Assets                                                     15,000        24,459       17,417        1,043        (73)        57,846
Non-cash expenses                                             133         2,008          (33)          32         --          2,140
Additions to fixed assets                                      --             8           36           15         --             59


Six Months Ended June 30, 2000
                                                         Corporate        ABC          RSI       Mbay.com    Intersegment    Total
                                                         ---------        ---          ---       --------    ------------    -----
Net Sales                                                 $    --      $ 17,171     $  5,596      $ 1,052      ($397)      $ 23,422
Profit (loss) before depreciation, amortization,
      interest and extraordinary loss on early
      extinguishment of debt                               (1,040)         (399)         111          152         81         (1,095)
Depreciation and amortization                               3,621            50           70          206         --          3,947
Net interest expense                                        1,576            --            2           --         --          1,578
Net income (loss)                                          (8,389)         (449)          39          (54)        81         (8,772)
Assets                                                      2,000        71,528       19,622        1,400        (94)        94,456
Net addition to deferred member acquisition
      costs                                                    --        (2,272)      (1,498)          --         --         (3,770)
Additions to fixed assets                                      --            35          229          447         --            711

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $254.

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

     Our customer base includes over 2.55 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 7,000 retail locations, including Costco, Target, Best Buy, Sam's Club, Barnes & Noble, Waldenbooks, B. Dalton Booksellers, Borders, Amazon.com, Books-A-Million and The Museum Company.

     Our web sites receive more than 2 million unique monthly web site visitors and are among the most heavily trafficked bookselling web sites on the Internet. We serve more than 400,000 classic radio and nostalgia video streams of our content on a monthly basis to web site visitors at RadioSpirits.com and MediaBay.com.

     In 2000, we performed a significant review of our strategic objectives and operations. While we remain committed to growth and believe strongly in both the potential of our core markets and the future of digital downloads of premium spoken word content, our priorities have been and continue to be, to operate our core businesses on a more profitable basis and to improve cash flow. To this end, we have implemented a number of key initiatives which, we believe have had a positive impact to date and will substantially increase the profitability and improve the cash flow of our operations.

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

Results of Operations

     Three  Months  Ended June 30, 2001  Compared to Three Months Ended June 30,
     2000

     Gross sales for the three months ended June 30, 2001 were $14,003 a decrease of $2,172, as compared to $16,175 for the three months ended June 30, 2000. The decrease in gross sales is principally due to the timing of direct mail advertising at our old-time radio business and the fact that in 2000, we recorded $1,000 of marketing revenue from I-Jam Multimedia LLC for promotion of the I-Jam digital audio player.

     Returns, discounts and allowances for the three months ended June 30, 2001 decreased $611 to $3,088, or 22.1% of gross sales, as compared to $3,699, or 22.9% of gross sales for the three months ended June 30, 2000.

     Principally as a result of the I-Jam marketing revenue in 2000, net sales for the three months ended June 30, 2001 decreased $1,561, or 12.5%, to $10,915.

     Cost of sales for the three months ended June 30, 2001 decreased $1,092, or 16.7%, to $5,455 from $6,547 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 50.0% from 52.5%. We revised the merchandising of products in our catalogs and on our web sites, to sell those items, which contribute greater gross profit. We also benefited from settlements with certain vendors. Gross profit as a percentage of net sales was adversely effected by a large increase in new member enrollments in the second quarter of 2001 as a result of a very successful marketing campaign at Audio Book Club. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss which is recovered through additional member purchases at regular prices. Because we are not able to capitalize this loss on new member product shipments under generally accepted accounting principles, the initial purchase has the effect of reducing gross profit in the period of enrollment. As a result of improved product margins, partially offset by increased new member product shipments, gross profit as a percentage of net sales increased from 47.5% to 50.0%. Principally due to lower gross sales, as described above, partially offset by an improved gross profit margin, gross profit decreased $469 to $5,460 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

     Advertising and promotion expenses decreased $438 or 14.0% to $2,698 for the three months ended June 30, 2001 as compared to $3,136 in the prior comparable period. Actual amounts expended for advertising and promotion in the three months ended June 30, 2001, net of negotiated settlements with certain vendors, were $1,120, a decrease of $5,475, from the amount incurred in the three months ended June 30, 2000 of $6,595. The difference between the amount incurred and the amount recorded as expense is due to the capitalization of direct response advertising.

     General and administrative expenses for the three months ended June 30, 2001 decreased $702 to $2,760 from $3,462 for the three months ended June 30, 2000. General and administrative expense decreases are principally attributable to decreases in telephone costs related to a reduction in "800" service calls, public relations costs and consulting services principally relating to Internet maintenance and development and settlements from certain vendors.

     Depreciation and amortization expenses for the three months ended June 30, 2001 were $1,487, a decrease of $477, as compared to $1,964 for the prior comparable period. The decrease is principally attributable to the writedown of goodwill taken in the fourth quarter of 2000.

     Net interest expense for the three months ended June 30, 2001 increased $48 to $558 as compared to $510 for the three months ended June 30, 2000. The increase is principally due to additional subordinated debt issued in May 2001.

     Primarily due to reduced returns, reductions in cost of sales, advertising expenses and general and administrative expenses, as discussed above, our earnings before interest, taxes, depreciation and amortization and an extraordinary loss in 2000 on early extinguishment of debt, ("EBITDA") increased $671 to $2 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. EBITDA is not a recognized measure of performance under generally accepted accounting principles, however we believe that EBITDA is a relevant measure of our performance because it reflects our operations without giving effect to costs associated with our acquisitions. Principally due to the lower costs enumerated above and decreased amortization of goodwill, the net loss before an extraordinary item for the three months ended June 30, 2001 decreased $1,100 to $2,043, or $(.15) per share, as compared $3,143, or $(.23) per share for the three months ended June 30, 2000.

     The Company recorded an extraordinary loss on early extinguishment of debt in the second quarter of 2000 in the amount of $2,152. Accordingly, the net loss for the three months ended June 30, 2001 decreased $3,252 to $2,043, or $(.15) per share as compared to a net loss of $5,295, or $(.39) per share, for the three months ended June 30, 2000.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Gross sales for the six months ended June 30, 2001 were $26,913, a decrease of $5,389, as compared to $32,302 for the six months ended June 30, 2000. The decrease in gross sales was primarily attributable to a slowdown in the aggressive marketing at Audio Book Club to focus on sales with greater profitability in the first quarter of 2001, the timing of direct mail advertising campaigns at our old-time radio business, and the I-Jam marketing revenue recorded in 2000.

     Returns, discounts and allowances for the six months ended June 30, 2001 decreased $2,483 to $6,397, or 23.8% of gross sales, as compared to $8,880, or 27.5% of gross sales for the six months ended June 30, 2000.

     Principally as a result of lower gross sales, as described above, partially offset by lower returns, net sales for the six months ended June 30, 2001 decreased $2,906, or 12.4%, to $20,516 as compared to $23,422 for the six months ended June 30, 2000.

     Cost of sales for the six months ended June 30, 2001 decreased $3,026, or 24.6%, to $9,271 from $12,297 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 45.2% from 52.5%. We revised the merchandising of products in our catalogs and on our web sites, to sell only those items, which contribute greater gross profit. We also benefited from settlements with certain vendors. As a result, gross profit as a percentage of net sales increased to 54.8% for the six months ended June 30, 2001 as compared to a gross profit as a percentage of net sales of 47.5% for the six months ended June 30, 2000. Gross profit as a percentage of net sales was adversely effected by a large increase in new member enrollments in the second quarter of 2001 as a result of a very successful direct marketing campaign at Audio Book Club. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss which is recovered through additional member purchases at regular prices. Because we cannot capitalize this loss on new member product shipments under generally accepted accounting principles, the initial purchase has the effect of reducing gross profit in the period of enrollment. Principally due to improved margins on products, gross profit increase $120 to $11,245 for the six months ended June 30, 2001 as compared to $11,125 for the six months ended June 30, 2000.

     Advertising and promotion expenses increased $308 or 5.5% to $5,884 for the six months ended June 30, 2001 as compared to $5,576 in the prior comparable period. Actual amounts expended for advertising and promotion, net of settlements with certain vendors, in the six months ended June 30, 2001 were $3,910, a decrease of $5,436, from the amount incurred in the six months ended June 30, 2000 of $9,349. The difference between the amount incurred and the amount recorded as expense is due to the capitalization of direct response advertising.

     General and administrative expenses for the six months ended June 30, 2001 decreased $922 to $5,722 from $6,644 for the six months ended June 30, 2000. General and administrative expense decreases are principally attributable to decreases in bad debt expenses, attendant with our decrease in net sales, telephone costs related to a reduction in "800" service calls, public relations expenditures, consulting costs, principally relating to Internet maintenance and development, partially offset by increases in payroll costs as we upgraded our staff. We also benefited from settlements with certain vendors in 2001.

     Depreciation and amortization expenses for the six months ended June 30, 2001 were $2,979, a decrease of $968, as compared to $3,947 for the prior comparable period. The decrease is principally attributable to the writedown of goodwill taken in the fourth quarter of 2000.

     Net interest expense for the six months ended June 30, 2001 decreased $499 to $1,079 as compared to $1,578 for the six months ended June 30, 2000. In April 2000, we repaid $20,293 of our bank debt.

     Primarily due to reduced returns, reductions in cost of sales, advertising expenses and general and administrative expenses, as discussed above, our loss before interest, taxes, depreciation and amortization and an extraordinary loss on early extinguishment of debt in 2000, (EBITDA) decreased $734 to $(361) for the six months ended June 30, 2001 as compared to $(1,095) the six months ended June 30, 2000. EBITDA is not a recognized measure of performance under generally accepted accounting principles, however we believe that EBITDA is a relevant measure of our performance because it reflects our operations without giving effect to costs associated with our acquisitions. Principally due to the lower costs enumerated above and decreased amortization of goodwill, the net loss before taxes and an extraordinary item for the six months ended June 30, 2001 decreased $2,201 to $4,419, as compared to $6,620 for the six months ended June 30, 2000.

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

     When we repaid $20,293 of our bank debt in April 2000, we recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt.

     Due, in part, to the reduction in the valuation allowance for deferred tax assets, we had net income of $8,581, or $.43 per diluted share for the six months ended June 30, 2001, as compared to a net loss of $8,772, or $.74 per share, for the six months ended June 30, 2000.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have successfully reduced cash used in operations in the first six months of 2001, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses.

     For the six months ended June 30, 2001, our cash decreased by $221, as we used net cash of $2,533 and $59 for operating and investing activities, respectively, and had cash provided by financing activities of $2,371. Net cash used in operations principally consisted of the net income of $8,581, offset by a $13,000 reduction in the valuation allowance for deferred tax assets, increases in inventories of $318, royalty advances of $270, and a decrease in accounts payable and accrued expenses of $3,788. A portion of the decrease in accounts payable and accrued expenses relates to settlements with vendors. Net cash used in operations was partially offset by depreciation and amortization expenses included in net income of $2,979, a decrease in accounts receivable of $971, a decrease in prepaid expenses and other current assets of $162 and a net decrease in deferred member acquisition costs of $1,975.

     The increase in inventory is primarily due to the timing of purchases. The increase in royalty advances is primarily attributable to the renewal and expansion of licensing agreements with our significant publishers. The decrease in accounts receivable was primarily attributable to the collection of retail receivables, net of returns, at our old-time radio business. The decrease in deferred member acquisition cost is principally due to settlements with direct response vendors, principally on the Internet, and reductions in the size of our direct response advertising campaigns resulting in better response rates.

     Cash used in investing activities was for the acquisition of fixed assets, principally for kiosks to be placed at certain retail stores and computer equipment.

     In  February  2001,  we  received  an  advance  of  $300  from   Huntingdon
Corporation.

     In June 2001, Norton Herrick agreed to loan, or to cause his affiliates to loan, the Company, at the Company's option, subject to certain conditions including approval by the Company's shareholders, up to $10,000. For a further description of this transaction, see Note 4 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

     On May 14, 2001 the Company issued a $2,500 secured senior convertible note and an $800 secured senior subordinated convertible note to Huntingdon. For a further description of these transactions, see Note 4 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

     On May 14, 2001, the Company modified a $1,984 senior subordinated convertible note held by Norton Herrick. The Company also modified a $3,000 senior subordinated convertible note held by Evan Herrick, Norton Herrick's son. For a further description of these transactions, see Note 4 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $254.

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

                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.
         (Dollars in thousands, except per share data)

     During the six months ended June 30, 2001, in addition to the warrants issued to Huntingdon on May 14, 2001, described below, the Company issued plan options and warrants to purchase 559,000 shares of its common stock at an weighted average exercise price of $3.32 per share to officers, employees and consultants. The options vest at various times and have exercise periods ranging from one to five years. Certain of the warrants also include limitations on exercise based on stock price and trading volumes. The Company canceled five-year plan options, ten-year plan options and warrants to purchase a total of 1,497,250 shares of the Company's common stock. In addition, 300,000 one-year warrants expired during the six months ended June 30, 2001.

     On May 14, 2001 the Company issued a $2,500 secured senior convertible note to Huntingdon in consideration for loans made by Huntingdon to the Company in the amount of $2,500. This note bears interest at a rate equal to 2% above the higher of (i) the rate of interest announced publicly by the Wall Street Journal as the "base rate on corporate loans posted at least 75% of the nation's 30 largest banks" and (ii) .5% above the federal funds rate and is convertible into MediaBay common stock at any time prior to its maturity on September 30, 2002.

     On May 14, 2001, the Company also issued an $800 secured senior subordinated convertible note to Huntingdon in consideration of $800 of advances made by Huntingdon in December 2000 and February 2001. The note bears interest at the rate of 12% per annum is convertible into MediaBay common stock at any time prior to its maturity on December 31, 2002.

     On May 14, 2001, Huntingdon was granted 1,650,000 ten-year warrants with an exercise price of $.56 per share. The warrants were issued as additional consideration for loans made by Huntingdon to the Company.

     On May 14, 2001, the Company also modified a $1,984 senior subordinated convertible note held by Norton Herrick as consideration for Mr. Herrick's consent to the above transactions, elimination of the variable conversion price feature of the note and foregoing current cash interest until MediaBay's revolving credit facility is repaid. The modified note bears interest at the rate of 9% per annum and is convertible into common stock at any time prior to its maturity on December 31, 2004.

     On May 14, 2001, the Company also modified a $3,000 senior subordinated convertible note held by Evan Herrick, Norton Herrick's son as consideration for Mr. Herrick's consent to the transactions and agreement to exchange the note for preferred stock if requested by the Company under specified circumstances. The modified note bears interest at the rate of 9% per annum and is convertible into common stock at any time prior to its maturity on December 31, 2004

     Each of the notes described above is convertible into common stock at a conversion rate of $.56 principal amount per share.

     The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Section 4(2) of the Securities Act of 1933.

Item 6:  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MediaBay, Inc.



Dated:   August 14, 2001   By:     /s/ Michael Herrick
                                   --------------------------------------------
                                       Michael Herrick
                                       Chief Executive Officer and President

Dated    August 14, 2001   By:     /s/ John F. Levy
                                   ------------------------------------
                                       John F. Levy
                                       Chief Financial and Accounting Officer