Form 10-Q
period 2001-09-30
MEDIABAY INC
filed 2001-11-19
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

                                    OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
Yes   [X]   No  [ ]

As of November 16, 2001, there were 13,861,866 shares of the Issuer's Common Stock outstanding.

                                 MEDIABAY, INC.

                        Quarter ended September 30, 2001
                                    Form 10-Q
                                      Index
                                                                            Page
PART I: Financial Information

Item 1: Financial Statements

        Consolidated Balance Sheets at September 30, 2001 (unaudited)
        and December 31, 2000                                                3

        Consolidated Statements of Operations for the three and nine
        months ended September 30, 2001 and 2000 (unaudited)                 4

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2001 and 2000 (unaudited)                              5

        Notes to Consolidated Financial Statements (unaudited)               6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                          12

Item 3: Quantitative and Qualitative Disclosures of Market Risk             18

PART II: Other Information

Item 2: Changes in Securities and Use of Proceeds                           19

Item 6: Exhibits and Reports on Form 8-K                                    19

        Signatures                                                          20

PART I: Financial Information

Item 1: Financial Statements

                                 MEDIABAY, INC.
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                               September 30,
                                                                                                   2001          December 31,
                                                                                                (Unaudited)         2000
                                                                                               -------------     -----------
                                     Assets
Current assets:
     Cash and cash equivalents                                                                     $ 171            $498
      Accounts  receivable,  net of allowances
      for sales returns and doubtful  accounts of
      $3,734 and $4,516 at September 30, 2001 and
      December 31, 2000, respectively                                                              3,952           5,415

     Inventory                                                                                     4,517           6,687
     Prepaid expenses and other current assets                                                     1,241           1,104
     Royalty advances                                                                              1,114           3,712
     Deferred member acquisition costs - current                                                   4,050           7,520
     Deferred income taxes - current                                                                 550              --
                                                                                              -----------     ----------
          Total current assets                                                                    15,595          24,936
Fixed assets, net of accumulated depreciation of
    $380 and $1,576 at September 30, 2001 and
     December 31, 2000, respectively                                                                 496           1,708
Deferred member acquisition costs - non-current                                                    1,835           5,062
Non-current prepaid expenses and other assets                                                          6             177
Deferred income taxes - non-current                                                               12,450              --
Investment in I-Jam Multimedia LLC                                                                    --           2,000
Other intangibles,  net of accumulated  amortization
    of $4,797 and $8,781 at September 30, 2001 and
    December 31, 2000, respectively                                                                2,786           6,891
Goodwill,  net of  accumulated  amortization
    of $1,391 and $1,009 at September 30, 2001 and
    December 31, 2000, respectively                                                                8,776           9,158
                                                                                              -----------     ----------
                                                                                               $  41,944      $   49,932
                                                                                              ===========     ==========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                        13,869       $  16,703
     Current portion - long-term debt                                                              8,980             400
                                                                                              -----------     ----------
          Total current liabilities                                                               22,849          17,103
                                                                                              -----------     ----------
Long-term debt                                                                                     9,984          15,864
                                                                                              -----------     ----------
Preferred  stock,  no par  value,  authorized
    5,000,000  shares;  no shares  issued and outstanding                                             --              --
Common stock subject to contingent put rights                                                      4,550           4,550
Common  stock;  no par value,  authorized
    150,000,000  shares;  issued and  outstanding
    13,861,866 at September 30, 2001 and December 31, 2000                                        93,462          93,468
Contributed capital                                                                                4,081           3,761
Accumulated deficit                                                                             (92,982)         (84,814)
                                                                                              -----------     ----------
           Total common stockholders' equity                                                       4,561          12,415
                                                                                              -----------     ----------
                                                                                               $  41,944       $  49,932
                                                                                              ===========     ==========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                      Three months ended        Nine months ended
                                                                         September 30,            September 30,
                                                                         -------------            -------------
                                                                      2001         2000         2001         2000
                                                                    --------     --------     --------     --------
Sales                                                               $ 12,513     $ 12,854     $ 39,426     $ 45,156
Returns, discounts and allowances                                      2,634        3,125        9,031       12,005
                                                                    --------     --------     --------     --------
     Net sales                                                         9,879        9,729       30,395       33,151
Cost of sales                                                          5,285        5,452       14,556       17,749
Cost of sales - write-downs                                            2,261           --        2,261           --
Advertising and promotion                                              3,158        2,520        9,042        8,096
Advertising and promotion - write-downs                                3,971           --        3,971           --
General and administrative                                             2,814        3,365        8,536       10,009
Asset write-downs and strategic charges                                7,044           --        7,044           --
Depreciation and amortization                                          1,486        1,980        4,465        5,927
                                                                    --------     --------     --------     --------
         Operating loss                                              (16,140)      (3,588)     (19,480)      (8,630)
Interest expense, net of interest income of $10 and $106 for the
  three and nine months ended September 30, 2000, respectively          (608)        (541)      (1,688)      (2,119)
                                                                    --------     --------     --------     --------
         Loss before income taxes                                    (16,748)      (4,129)     (21,168)     (10,749)
Benefit for income taxes                                                  --           --       13,000           --
                                                                    --------     --------     --------     --------
         Loss before extraordinary item                              (16,748)      (4,129)      (8,168)     (10,749)
Extraordinary loss on early extinguishment of debt                        --           --           --       (2,152)
                                                                    --------     --------     --------     --------
         Net loss                                                   $(16,748)    $ (4,129)    $ (8,168)    $(12,901)
                                                                    ========     ========     ========     ========

     Basic and diluted loss per share:
         Loss before extraordinary item                             $  (1.21)    $   (.31)    $   (.59)    $   (.87)
         Extraordinary item                                               --           --           --         (.17)
                                                                    --------     --------     --------     --------
         Net loss                                                   $  (1.21)    $   (.31)    $   (.59)    $  (1.04)
                                                                    ========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               Nine months ended
                                                                                 September 30,
                                                                               2001        2000
                                                                               ----        ----
Cash flows from operating activities:
    Net loss                                                                $ (8,168)    $(12,901)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          4,465        5,927
        Amortization of deferred member acquisition costs                      6,105        4,195
        Amortization of deferred financing costs                                 316          325
        Deferred income tax benefit                                          (13,000)          --
        Extraordinary loss on early extinguishment of debt                        --        2,152
        Asset write-downs and strategic charges                               13,276           --
        Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
           Decrease in accounts receivable, net                                1,216        4,231
           (Increase) decrease in inventory                                      (90)         587
           Decrease in prepaid expenses                                          105          101
           Decrease (increase) in royalty advances                               275       (1,274)
           Increase in deferred member acquisition costs                      (3,381)      (7,807)
           Decrease in accounts payable and accrued expenses                  (3,458)      (1,275)
                                                                            --------     --------
                  Net cash used in operating activities                     $ (2,339)    $ (5,739)
                                                                            --------     --------
Cash flows from investing activities:
        Acquisition of fixed assets                                             (147)        (805)
        Acquisition of intangible assets                                        (110)          --
        Maturity of short-term investment                                         --          100
        Investment in I-Jam                                                       --       (2,000)
        Additions to goodwill related to acquisitions                             --       (1,207)
                                                                            --------     --------
                  Net cash used in investing activities                         (257)      (3,912)
                                                                            --------     --------
Cash flows from financing activities:
        Net proceeds from issuance of common stock                                --       29,410
        Net proceeds from issuance of long-term debt                           2,800        2,000
        Payment of long-term debt                                               (100)     (21,723)
        Increase in deferred financing costs                                    (431)        (203)
                                                                            --------     --------
                  Net cash provided by financing activities                    2,269        9,484
                                                                            --------     --------
Net (decrease) in cash and cash equivalents                                     (327)        (167)
Cash and cash equivalents at beginning of period                                 498          198
                                                                            --------     --------
Cash and cash equivalents at end of period                                  $    171     $     31
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


(4) Long-term Debt

     Bank Debt

     On April 30, 2001, the maturity date of the principal amount of the revolving credit facility of $6,580 was extended to September 30, 2002 with certain conditions. The interest rate for the revolving credit facility is the prime rate plus 2%. In September 2001 in accordance with the loan agreement, the Company made a $100 principal payment on its revolving credit facility and the amount which may be borrowed under the revolving loan agreement was reduced to $6,480, the amount outstanding under the revolving loan agreement. The Company is required to make payments of principal of $300 on each of December 31, 2001, March 31, 2002 and June 30, 2002, with the balance due September 30, 2002. The Company is in discussions with a number of parties, including its current lenders, to refinance the revolving credit facility and believes it will have new credit facilities in place before September 30, 2002.

     Related Party Debt

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

(5) Stockholders' Equity

Stock Options and Warrants

     During the nine months ended September 30, 2001, in addition to the warrants described above, the Company issued plan options and warrants to purchase 565,000 shares of its common stock at a weighted average exercise price of $3.31 per share to officers, employees and consultants. The options vest at various times and have exercise periods ranging from one to five years. The Company canceled five-year plan options, ten-year plan options and warrants to purchase a total of 1,586,250 shares of the Company's common stock. In addition, 300,000 one-year warrants expired during the nine months ended September 30, 2001.

(6) Net Loss Per Share of Common Stock

     Basic loss per share was computed using the weighted average number of common shares outstanding for the three and nine months ended September 30, 2001 of 13,861,866 and for the three and nine months ended September 30, 2000 of 13,421,866 and 12,369,459, respectively. Common equivalent shares totaling 10,035,000, including 9,765,000 shares associated with the conversion of $12,484 of convertible debt, and the related reduction in interest expense for the nine months ended September 30, 2001 of $771, were not included in the computation of diluted loss per share at September 30, 2001 because they would have been anti-dilutive. Common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 1,018,262 at September 30, 2000.

(7) Asset Write-Downs and Strategic Charges

     The Company has conducted a review of its operations including product offerings, marketing methods and fulfillment. In the third quarter of 2001, the Company began to implement a series of actions and decisions designed to improve gross profit margin, refine its marketing efforts and reduce general and administrative costs. Specifically, the Company reduced the number of items offered for sale at both its Radio Spirits and Audio Book Club subsidiaries, intends to move fulfillment of its old-time radio products to a third party fulfillment provider, limited its investment and marketing efforts in downloadable audio and refined its marketing of old-time radio products and its marketing efforts to existing Audio Book Club members. In connection with the movement of the fulfillment of old-time radio products to a third party provider, the Company intends to close its old-time radio operations in
Schaumburg, Illinois and run all of its operations from its corporate headquarters located in Cedar Knolls, New Jersey. The Company has also reviewed its general and administrative costs and has eliminated certain activities unrelated to its old-time radio and Audio Book Club operations.

     As a result of these third quarter decisions, the Company has recorded $11,276 of strategic charges for the three months ended September 30, 2001. These charges include: $2,261 of inventory written down to net realizable value due to a reduction in the number of SKU's; $2,389 of write-downs to deferred member acquisition costs at Audio Book Club related to new member acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections; $1,885 of write-downs to royalty advances paid to audiobook publishers and other license holders primarily associated with inventory titles that will no longer be carried and sold to members; $1,582 of write-downs to deferred member acquisition costs at Radio Spirits related to old-time radio new customer acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections; a write-down of $683 of customer lists acquired in the Columbia House Audiobook Club purchase due to the inability to recover this asset through future operations; $635 of fixed assets of the old-time radio operations written down to net realizable value due to the closing of the Schaumburg, Illinois facility; $464 of write-downs of royalty advances paid for downloadable licensing rights that are no longer recoverable due to the strategic decisions made; $357 of write-downs of prepaid assets, $297 of write-offs to receivables and $192 of net write-offs of capitalized website development costs related to downloadable audio all of which are no longer recoverable due to the strategic changes in the business; and $531 accrued for lease termination costs in connection with the closing of the Schaumburg, Illinois facility. Of these charges, $2,261 related to inventory write-downs has been recorded to costs of sales - write-downs, $3,971 has been recorded to advertising and promotion - write-downs and the remaining $5,044 has been recorded to asset write-downs and strategic charges.

     In addition to these strategic charges, the Company has recorded a charge of $2,000 to write-off the entire carrying amount of its cost method investment in I-Jam. This charge has been recorded to asset write-downs and strategic charges. The Company has determined that an other than temporary decline in the value of this investment has occurred in the third quarter 2001 triggered by a strategic change in the direction of the investee as a result of continued losses and operating deficiencies, along with projected future losses.

(8) Supplemental Cash Flow Information

     Cash paid for interest expense was $840 and $1,955 for the nine months ended September 30, 2001 and 2000, respectively.

     In addition to the warrants described in Note 4, included in the total options and warrants granted during the nine months ended September 30, 2001 and 2000 were options and warrants valued at $22 and $335, respectively, granted to various consultants. These options were valued using accepted valuation models, and the unamortized amount of $159 at September 30, 2001 has been written off as part of the write-off of prepaid expenses (See Note 7).

(9) Related Party Transaction

     In the first quarter of 2001, Glebe Resources, Inc., a company wholly owned by Norton Herrick, ("Glebe") provided a security deposit to a vendor in the amount of $100. The security deposit was returned to Glebe and Glebe received no compensation for and did not profit from this transaction.

(10) Segment Reporting

     For 2001 and 2000, the Company has divided its operations into four reportable segments: (i) Corporate, which includes general corporate administrative costs, professional fees and interest expenses; (ii) Audio Book Club ("ABC"), a membership-based club selling audiobooks via direct mail and the Internet; (iii) Radio Spirits ("RSI"), which produces, sells, licenses and syndicates old-time radio programs and (iv) MediaBay.com, the Company's media portal offering spoken audio content in secure digital download formats. Segment net income is total segment revenue reduced by expenses identifiable with that business segment. The Company evaluates performance and allocates resources among its four operating segments based on operating income and opportunities for growth. Intersegment sales are recorded at prevailing sales prices.

Three Months Ended September 30, 2001

                                                     Corporate      ABC           RSI       Mbay.com      Intersegment     Total
Net sales                                                  $--      $  7,681      $  2,242      $    27      $    (71)     $  9,879
Profit (loss) before asset write-downs and
strategic charges, depreciation, amortization and
     interest                                             (706)         (483)           90         (263)          (16)       (1,378)
Asset write-downs and strategic charges                  2,000         6,031         4,342          903            --        13,276
Depreciation and amortization                            1,310            32            45           99            --         1,486
Net interest expense                                       606            --             2           --            --           608
Net loss                                                (4,624)       (6,546)       (4,299)      (1,264)          (16)      (16,748)
Assets                                                  13,000        15,179        13,843           10           (88)       41,944
Non-cash expenses                                           30           704            45           --            --           779
Additions to fixed assets                                   --            14            73            1            --            88

Three Months Ended September 30, 2000
                                                     Corporate      ABC           RSI       Mbay.com      Intersegment     Total
Net sales                                                  $--      $  7,046      $  2,686      $   181      $   (184)     $  9,729
Profit (loss) before depreciation, amortization
     And interest                                         (622)         (752)          359         (586)           (7)       (1,608)
Depreciation and amortization                            1,816            28            37           99            --         1,980
Net interest expense                                       537            --             4           --            --           541
Net (loss) income                                       (2,975)         (780)          318         (685)           (7)       (4,129)
Assets                                                   2,000        67,821        18,709        1,407          (117)       89,820
Net addition to deferred member acquisition
     costs                                                  --            78            80           --            --           158
Additions to fixed assets                                   --            72             8           14            --            94

Nine Months Ended September 30, 2001
                                                     Corporate      ABC           RSI       Mbay.com      Intersegment     Total
Net sales                                                  $--     $ 23,538       $  6,844      $   230         $(217)     $ 30,395
Profit (loss) before asset write-downs and
strategic charges, depreciation, amortization
     and interest                                       (1,553)         876            (38)      (1,036)           12        (1,739)
Asset write-downs and strategic charges                  2,000        6,031          4,342          903            --        13,276
Depreciation and amortization                            3,933           98            130          304            --         4,465
Net interest expense                                     1,679           --              9           --            --         1,688
Net income (loss)                                        3,835       (5,253)        (4,519)      (2,243)           12        (8,168)
Assets                                                  13,000       15,179         13,843           10           (88)       41,944
Non-cash expenses                                          163        2,712             12           32            --         2,919
Additions to fixed assets                                   --           22            109           16            --           147

Nine Months Ended September 30, 2000
                                                     Corporate      ABC           RSI       Mbay.com      Intersegment     Total
Net sales                                                  $--     $ 24,217       $  8,282      $ 1,233      $   (581)     $ 33,151
Profit (loss) before depreciation, amortization
     interest and extraordinary loss on
     early extinguishment of debt                       (1,662)      (1,151)           470         (434)           74        (2,703)
Depreciation and amortization                            5,437           78            107          305            --         5,927
Net interest expense                                     2,113           --              6           --            --         2,119
Net (loss) income                                      (11,364)      (1,229)           357         (739)           74       (12,901)
Assets                                                   2,000       67,820         18,709        1,407          (117)       89,820
Net addition to deferred member acquisition
     costs                                                  --       (2,194)        (1,418)          --            --        (3,612)
Additions to fixed assets                                   --          107            237          461            --           805


(11) Recently Issued Accounting Standards

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

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $382.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2002. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of its fiscal year 2002. The Company has not determined the impact, if any, adoption of this statement will have on its financial position or results of operations.

(12) Subsequent Events

     Subsequent to September 30, 2001, the Company cancelled options to purchase 235,000 shares of the Company's common stock.

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

     We have conducted a review of our operations including product offerings, marketing methods and fulfillment. In the third quarter of 2001, we began to implement a series of actions and decisions designed to improve gross profit margin, refine our marketing efforts and reduce general and administrative costs. Specifically, we reduced the number of items offered for sale at both its Radio Spirits and Audio Book Club subsidiaries, intend to move fulfillment of our old-time radio products to a third party fulfillment provider, limited our investment and marketing efforts in downloadable audio and refined our marketing of old-time radio products and our marketing efforts to existing Audio Book Club members. In connection with the movement of the fulfillment of old-time radio products to a third party provider, we intend to close our old-time radio operations in Schaumburg, Illinois and run all of our operations from our corporate headquarters located in Cedar Knolls, New Jersey. We have also reviewed our general and administrative costs and have eliminated certain activities unrelated to our old-time radio and Audio Book Club operations. We believe these decisions along with the strategic initiatives implemented over the last eighteen months, have had a positive impact to date and will substantially improve our cash flow and operating results.

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

Results of Operations

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Gross sales for the three months ended September 30, 2001 were $12,513 a decrease of $341, as compared to $12,854 for the three months ended September 30, 2000. Returns, discounts and allowances for the three months ended September 30, 2001 decreased $491 to $2,634, or 21.1% of gross sales, as compared to $3,125, or 24.3% of gross sales for the three months ended September 30, 2000.

     Principally as a result of the reduction in returns as a percentage of gross sales, net sales for the three months ended September 30, 2001 increased $150, or 1.5%, to $9,879.

     Cost of sales for the three months ended September 30, 2001 was $7,546, of which $2,261 represented a charge included in cost of sales as a write-down in the third quarter of 2001. Excluding the write-down, cost of sales decreased $167, or 3.1%, to $5,285 from $5,452 in the prior comparable period. Cost of sales as a percentage of net sales, excluding the aforementioned write-down, decreased to 53.5% from 56.0%. We revised the merchandising of products in our catalogs and on our web sites to sell those items which contribute greater gross profit. Principally due to higher net sales, as described above, and an improved gross profit margin, excluding the aforementioned write-down, gross profit, excluding the write-down, increased $317 to $4,594 for the three months ended September 30, 2001 as compared to $4,277 for the three months ended September 30, 2000.

     Advertising and promotion expenses increased $638 or 25.3% to $3,158 for the three months ended September 30, 2001 as compared to $2,520 in the prior comparable period. Actual amounts incurred for advertising and promotion in the three months ended September 30, 2001, were $2,411, an increase of $49, from the amount incurred in the three months ended September 30, 2000 of $2,362. The difference between the amount incurred and the amount recorded as expense is due to the capitalization and amortization of direct response advertising.

     General and administrative expenses for the three months ended September 30, 2001 decreased $551 to $2,814 from $3,365 for the three months ended September 30, 2000. General and administrative expense decreases are principally attributable to decreases in payroll and related costs due to previously announced staff reductions, office expenses, telephone costs related to a reduction in "800" service calls, public relations costs and consulting services principally relating to Internet maintenance and development.

     Depreciation and amortization expenses for the three months ended September 30, 2001 were $1,486, a decrease of $494, as compared to $1,980 for the prior comparable period. The decrease is principally attributable to the writedown of goodwill taken in the fourth quarter of 2000.

     As a result of the actions and decisions made after our aforementioned review of our operations, we have recorded $11,276 of strategic charges for the three months ended September 30, 2001. These charges include: $2,261 of inventory written down to net realizable value due to a reduction in the number of SKU's; $2,389 of write-downs to deferred member acquisition costs at Audio Book Club related to new member acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections; $1,885 of write-downs to royalty advances paid to audiobook publishers and other license holders primarily associated with inventory titles that will no longer be carried and sold to members; $1,582 of write-downs to deferred member acquisition costs at Radio Spirits related to old-time radio new customer acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections; a write-down of $683 of customer lists acquired in the Columbia House Audiobook Club purchase due to the inability to recover this asset through future operations; $635 of fixed assets of the old-time radio operations written down to net realizable value due to the closing of the Schaumburg, Illinois facility; $464 of write-downs of royalty advances paid for downloadable licensing rights that are no longer recoverable due to the strategic decisions made; $357 of write-downs of prepaid assets, $297 of write-offs to receivables and $192 of net write-offs of capitalized website development costs related to downloadable audio all of which are no longer recoverable due to the strategic changes in the business; and $531 accrued for lease termination costs in connection with the closing of the Schaumburg, Illinois facility. Of these charges, $2,261 related to inventory write-downs has been recorded to costs of sales - write-downs, $3,971 had been recorded to advertising and promotion - write-downs and the remaining $5,044 has been recorded to asset write-downs and strategic charges.

     In addition to these strategic charges, we have has recorded a charge of $2,000 to write-off the entire carrying amount of its cost method investment in I-Jam. This charge has been recorded to asset write-downs and strategic charges. We have determined that an other than temporary decline in the value of this investment has occurred in the third quarter 2001 triggered by a strategic change in the direction of the investee as a result of continued losses and operating deficiencies, along with projected future losses.

     Net interest expense for the three months ended September 30, 2001 increased $67 to $608 as compared to $541 for the three months ended September 30, 2000. The increase is principally due to additional subordinated debt issued in May 2001.

     Principally due to the asset write-downs and strategic charges, partially offset by the lower costs enumerated above and decreased amortization of goodwill, the net loss for the three months ended September 30, 2001 increased $12,619 to $16,748, or $(1.21) per share of common stock, as compared to $4,129, or $(.31) per share for the three months ended September 30, 2000.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Gross sales for the nine months ended September 30, 2001 were $39,426, a decrease of $5,730, as compared to $45,156 for the nine months ended September 30, 2000. The decrease in gross sales is primarily attributable to more focused marketing at Audio Book Club to concentrate on more profitable new members and the I-Jam marketing revenue we recorded in 2000 for promotion of the I-Jam digital audio player. Returns, discounts and allowances for the nine months ended September 30, 2001 decreased $2,974 to $9,031, or 22.9% of gross sales, as compared to $12,005, or 26.6% of gross sales for the nine months ended September 30, 2000.

     As a result of lower gross sales, as described above, partially offset by lower returns, net sales for the nine months ended September 30, 2001 decreased $2,756, or 8.3%, to $30,395 as compared to $33,151 for the nine months ended September 30, 2000.

     Cost of sales for the nine months ended September 30, 2001 was $16,817 of which, $2,261 represented a charge included as a write-down in the third quarter of 2001. Excluding the write-down, cost of sales for the nine months ended September 30, 2001 decreased $3,193, or 18.0%, to $14,556 from $17,749 in the prior comparable period. Cost of sales as a percentage of net sales, excluding the aforementioned write-down, decreased to 47.9% from 53.5%. We revised the merchandising of products in our catalogs and on our web sites to sell only those items which contribute greater gross profit. As a result, gross profit as a percentage of net sales, excluding the write-down, increased to 52.1% for the nine months ended September 30, 2001 as compared to a gross profit, as a percentage of net sales, of 46.5% for the nine months ended September 30, 2000. Principally due to improved margins on products, gross profit, excluding the write-down, increased $437 to $15,839 for the nine months ended September 30, 2001 as compared to $15,402 for the nine months ended September 30, 2000.

     Advertising and promotion expenses increased $946 or 11.7% to $9,042 for the nine months ended September 30, 2001 as compared to $8,096 in the prior comparable period. Actual amounts incurred for advertising and promotion, net of settlements with certain vendors principally for unprofitable Internet marketing campaigns, in the nine months ended September 30, 2001 were $6,319, a decrease of $5,389, from the amount incurred in the nine months ended September 30, 2000 of $11,708. The difference between the amount incurred and the amount recorded as expense is due to the capitalization of direct response advertising.

     General and administrative expenses for the nine months ended September 30, 2001 decreased $1,473 to $8,536 from $10,009 for the nine months ended September 30, 2000. General and administrative expense decreases are principally attributable to decreases in bad debt expenses, attendant with our decrease in net sales, telephone cost savings related to a reduction in "800" service calls, public relations expenditures and consulting costs, principally relating to Internet maintenance and development. We also benefited from settlements with certain vendors in 2001.

     Depreciation and amortization expenses for the nine months ended September 30, 2001 were $4,465, a decrease of $1,462, as compared to $5,927 for the prior comparable period. The decrease is principally attributable to the writedown of goodwill taken in the fourth quarter of 2000.

     Net interest expense for the nine months ended September 30, 2001 decreased $431 to $1,688 as compared to $2,119 for the nine months ended September 30, 2000. In 2000, we repaid $21,723 of our bank debt.

     Principally due to the strategic charges partially offset by lower costs enumerated above and decreased amortization of goodwill, the net loss before taxes and an extraordinary item for the nine months ended September 30, 2001 increased $10,419 to $21,168, as compared to $10,749 for the nine months ended September 30, 2000.

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

     Due, in part, to the reduction in the valuation allowance for deferred tax assets offset by the strategic charges enumerated above, we had a net loss of $8,168, or $.59 per share for the nine months ended September 30, 2001, as compared to a net loss of $12,901, or $1.04 per share, for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have successfully reduced cash used in operations in the first nine months of 2001, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses. The asset write-downs and strategic charges taken in the third quarter of 2001 are not expected to impact future cash flows except for $531 of accrued for lease termination costs in connection with the closing of the Schaumburg, Illinois facility and $297 of receivable write-offs.

     Debt in the amount of $8,980 is payable within the next twelve months. Payments of $300 are due each of December 31, 2001, March 31, 2002 and June 30, 2002. The remaining amount of $8,080 is due September 30, 2002. We anticipate making the payments on December 31, 2001, March 31, 2002 and June 30, 2002 from cash flow generated from operations. We are in discussions with a number of parties, including our current lenders, to refinance the remaining debt of $8,080 and believe we will have new credit facilities in place before September 30, 2002.

     For the nine months ended September 30, 2001, our cash decreased by $327, as we used net cash of $2,339 and $257 for operating and investing activities, respectively, and had cash provided by financing activities of $2,269. Net cash used in operations principally consisted of the net loss of $8,168 including a $13,000 reduction in the valuation allowance for deferred tax assets, increases in inventories of $90 and a decrease in accounts payable and accrued expenses of $3,458. Net cash used in operations was partially offset by asset write-downs and strategic charges of $13,276 and depreciation and amortization expenses included in net loss of $4,781, a decrease in accounts receivable of $1,216, a decrease in prepaid expenses of $105, a decrease in royalty advances of $275 and a net decrease in deferred member acquisition costs of $2,724.

     The decrease in accounts payable is principally due to payments made to vendors as our cash flow improved and settlements with certain vendors. The decrease in accounts receivable was primarily attributable to the collection of retail receivables, net of returns, at our old-time radio business. The decrease in deferred member acquisition cost is principally due to settlements with direct response vendors, principally on the Internet, and reductions in the size of our direct response advertising campaigns resulting in better response rates.

     Cash used in investing activities was for the acquisition of fixed assets; principally for kiosks to be placed at certain retail stores and computer equipment, and the acquisition of certain rights related to our video products.

     On May 14, 2001 we issued a $2,500 secured senior convertible note to Huntingdon. In addition, we issued an $800 secured senior subordinated convertible note to Huntingdon for advances previously received including an advance of $300 received in February 2001. For a further description of these transactions, see Note 4 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

     On May 14, 2001, we modified a $1,984 senior subordinated convertible note held by Norton Herrick. We also modified a $3,000 senior subordinated convertible note held by Evan Herrick, Norton Herrick's son. For a further description of these transactions, see Note 4 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

     In September 2001 in accordance with our revised loan agreement, we made a $100 principal payment on our revolving credit facility and the amount we may borrow under the revolving loan agreement was reduced to $6,480, the amount outstanding under the revolving loan agreement.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138, which was effective January 1, 2001. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and also prescribes special accounting for certain types of hedges. We have not entered into any derivative or hedging transactions, nor have we identified any embedded derivatives, and therefore, has concluded our transition adjustment is zero on its adoption of SFAS No. 133 as of January 1, 2001.

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

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and we will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $382.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2002. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of its fiscal year 2002. We have not determined the impact, if any, adoption of this statement will have on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     We are exposed to market risk for the impact of interest rate changes. As a matter of policy, we do not enter into derivative transactions for hedging, trading or speculative purposes.

     Our exposure to market risk for changes in interest rates relate to our long-term debt. Interest on $8,980 of our long-term debt is payable at the prime rate plus 2%. If the prime rate were to increase our interest expense would increase.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds. (Dollars in thousands, except per share data)

     During the nine months ended September 30, 2001, in addition to the warrants issued to Huntingdon on May 14, 2001, the Company issued plan options and warrants to purchase 565,000 shares of its common stock at an weighted average exercise price of $3.31 per share to officers, employees and consultants. The options vest at various times and have exercise periods ranging from one to five years. Certain of the warrants also include limitations on exercise based on stock price and trading volumes. The Company canceled five-year plan options, ten-year plan options and warrants to purchase a total of 1,586,250 shares of the Company's common stock. In addition, 300,000 one-year warrants expired during the nine months ended September 30, 2001.

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

                                          MediaBay, Inc.


Dated:   November 19, 2001 By:            /s/ Michael Herrick
                                          --------------------------------------
                                          Michael Herrick
                                          Chief Executive Officer and President

Dated    November 19, 2001 By:            /s/ John F. Levy
                                          --------------------------------------
                                          John F. Levy
                                          Chief Financial and Accounting Officer