Form 10-K
period 2001-12-31
MEDIABAY INC
filed 2002-04-01
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2001

                                       OR

[_]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

         For the transition period from ___________ to ____________


                        Commission File Number 001-13469


                               MEDIABAY, INC.
           (Exact Name of Registrant as Specified in Its Charter)


            Florida                                          65-0429858
  (State or other jurisdiction                             (IRS employer
of incorporation or organization)                        identification no.)


 2 Ridgedale Avenue
 Cedar Knolls, NJ                                               07927
 (Address of principal executive offices)                     (Zip Code)

                                973-539-9528
            (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13, or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 25, 2002 was approximately $30,846,493. As of March 25, 2002, there were 13,875,602 shares of the issuer's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      None

                                 MEDIABAY, INC.

Form 10-K


Table of Contents


PART I

Item 1.   Description of Business                                             1

Item 2.   Description of Property                                            15

Item 3.   Legal Proceedings                                                  16

Item 4.   Submission of Matters to a Vote of Security Holders                16

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                16

Item: 6.  Selected Financial Data                                            17

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                19

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         28

Item 8.   Financial Statements and Supplementary Data                        28

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                28

PART III

Item 10.  Directors and Executive Officers                                   29

Item 11.  Executive Compensation                                             32

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                     35

Item 13.  Certain Relationships and Related Transactions                     37

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                        40

PART I

Item 1.   Description of Business.

Forward-looking Statements

     Certain statements in this Form 10-K and in the documents incorporated by reference in this Form 10-K constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses, our ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, pay our trade creditors and collect receivables and successfully implement our acquisition strategy, dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Introduction

     MediaBay, Inc. is a leading seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. Our content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

     Our content library consists of more than 50,000 hours of spoken audio content including audiobooks, old-time radio shows and other unique spoken word content. The majority of our content is acquired under license from the rights holders enabling us to manufacture the product giving us significantly better product margins than other companies.

     Our customer base includes over 2.6 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 7,000 retail locations including Costco, Target, Sam's Club, Barnes & Noble, Borders, Amazon.com, and Cracker Barrel Old Country Stores.

     Our web sites receive more than 2 million unique monthly web site visitors and are among the most heavily trafficked bookselling web sites on the Internet. We serve more than 400,000 classic radio and nostalgia video streams of our content on a monthly basis to web site visitors at RadioSpirits.com and MediaBay.com.

     In November 2001, our intellectual property rights related to the radio and video programs in our content library were appraised at $40.6 million by a reputable independent appraisal firm and, in January 2002 our Audio Book Club and Radio Spirits membership and customer lists were appraised at $24.0 million by the same independent appraisal firm.

Business Divisions

     We report financial results on the basis of four business segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. A fifth division, Radio Classics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. The four segments serving the spoken word audio industry are as follows:

     o Audio Book Club ("ABC") - the largest membership-based club of its kind with approximately 2 million members; marketed via direct mail and the Internet at www.audiobookclub.com. Audio Book Club is the largest audiobook club; having acquired Doubleday's Audiobooks Direct and the Columbia House Audiobook Club.

     o Radio Spirits ("Radio Spirits" or "RSI")- old-time radio and classic video programs marketed to over 600,000 RSI catalog buyers through direct mail catalogs and, on a wholesale basis, to more than 7,000 major retailers, including Costco, Target, Sam's Club, Barnes & Noble, Borders, Amazon.com, Cracker Barrel Old Country Stores and the Internet at www.radiospirits.com.

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

Audio Book Club

     We believe that we are a leading seller of audiobooks in the world through our Audio Book Club, the largest membership-based club of its kind. Our total member file, which includes active and inactive members, has grown significantly from approximately 64,000 names at December 31, 1995 to approximately 2.0 million names at December 31, 2001.

     In December 1998 and June 1999, MediaBay acquired its only two competitors in the club segment of the audiobook market: The Columbia House Audiobook Club from Time Warner and Sony and Doubleday's Audiobooks Direct club from Bertelsmann.

     Our Audio Book Club is modeled after the "Book-of-the-Month Club". Audio Book Club members can enroll in the club through the mail by responding to direct mail advertisements, online through our web site or by calling us. We typically offer new members four audiobooks at an introductory price of $.99 or less. By enrolling, the member typically commits to purchase a minimum number of additional audiobooks, typically two or four, at Audio Book Club's regular prices, which generally range from $10.00 to $35.00 per audiobook. Our members continue to receive member mailings and typically purchase audiobooks beyond their minimum purchase commitment.

     We emphasize the timely introduction of new audiobook titles to our catalogs and attempt to offer a balance between various genres and between unabridged and abridged audiobooks, cassettes and compact discs to satisfy differing member preferences.

     We have created our first such specialty club for audiobooks based on consumer preferences which we have identified from our extensive database of member information. This first specialty club, Audio Passages, a Christian Audiobook Club, was launched in the second quarter of 2000. We are exploring the possibility of launching additional specialty clubs, featuring a specific interest, such as self-help, religion, mystery and Spanish language audiobooks.

     We engage in list rental programs to maximize the revenue generation potential of these programs. As Audio Book Club's membership base and Radio Spirits' catalog customer base continue to grow, we anticipate that our customer and member lists will continue to be attractive to non-competitive direct marketers as a source of potential customers.

Audiobookclub.com

     Audiobookclub.com provides visitors the opportunity to become members of our Audio Book Club and provides our members with the ability to order online, audiobooks offered through our catalog. Audiobookclub.com has acquired approximately 275,000 members online, including 58,000 members in 2001, and 19,000 members online in January and February of 2002. We have significantly reduced our cost to acquire a member online dramatically in 2001 as a result of our revised marketing strategy. The cost to acquire a member in December 2001 was approximately $12 as compared to over $50 in January of 2000. Audiobookclub.com currently receives over 1.6 million unique visitors per month and is one of the most heavily trafficked bookselling web sites on the Internet.

Marketing

     Since our inception, we have engaged in an aggressive marketing program to expand our Audio Book Club member base. We devote significant efforts to developing various marketing strategies in a concerted effort to increase revenue and reduce marketing costs. We continually analyze the results of our marketing activities in an effort to maximize sales, extend membership life cycles, and efficiently target our marketing efforts to increase response rates to our advertisements and reduce our per-member acquisition costs.

     We have historically acquired new Audio Book Club members primarily through direct mailings of member solicitation packages, acquisitions, Internet advertising, and to a lesser extent from advertisements in magazines, newspapers and other publications, package insert and telemarketing programs. We seek to attract a financially sound and responsible membership base and target these types of persons in our direct mail, Internet and other advertising efforts.

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

     Our licensing agreements, many of which are exclusive, have one to three-year terms, require us to pay an advance against future royalties upon signing the license, permit us to sell audiobooks in our inventory at the expiration of the term during a sell-off period and prohibit us from selling an audiobook prior to the publisher's release date for each audiobook.
Substantially all of the license agreements permit us to make our own arrangements for the packaging, printing and cassette duplication of audiobooks. Substantially all of our license agreements permit us to produce and sell audiobook titles in cassette and compact disc form. Some of our license agreements grant us digital rights to the titles as well.

Fulfillment and Customer Service

     Bookspan, formerly Doubleday Direct, currently provides order processing and data processing services, warehousing and distribution services for our Audio Book Club members. Bookspan's services include accepting member orders, implementing our credit policies, inventory tracking, billing, invoicing, cash collections and cash application and generating periodic reports, such as reports of sales activity, accounts receivable aging, customer profile and marketing effectiveness. Bookspan also provides us with raw data from which we generate our own marketing and accounting reports using our in-house management information systems department. Bookspan also packs and ships the order, using the invoice as a packing list, to the club member.

     For our Audio Book Club members, we offer fast ordering options, including placing orders online through our web site and calling us with an order. Orders are sent fourth-class mail and are typically delivered 10 to 14 days following our receipt of orders. For an additional fee, members can receive faster delivery of an order either by priority delivery, which takes three to five days, or by overnight delivery.

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

Radio Spirits

History

     RSI was formed in December 1998 by our acquisition of three businesses:

     o Radio Spirits, Inc., a company which specialized in syndicating, selling and licensing old-time radio programs. In connection with the Radio Spirits, Inc. acquisition, we also acquired the assets of Buffalo Productions, Inc. relating to its business of duplicating pre-recorded compact discs.

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

RSI Content

     RSI has exclusive rights to a substantial portion of its library of popular old-time radio and classic video programs, including vintage comedy, mystery, detective, adventure and suspense programs. In November 2001, the intellectual property rights related to RSI's old-time radio library of programs were appraised at $30.6 million by an accredited independent third party appraisal firm well respected in the financial community. RSI's library consists of over 60,000 radio programs, most of which are licensed on an exclusive basis, including:

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

     RSI leverages the content of its old-time radio and classic video library by entering into marketing and co-branding arrangements, which provides RSI a means to repackage these programs. RSI offers the following collections, among others:

     o "TheGreatest Old-time Radio Shows of the 20th Century - selected by Walter Cronkite" - a collection of Mr. Cronkite's favorite old-time radio programs. RSI has entered into a license agreement to use Mr. Cronkite's name and likeness. This collection includes some of radio's most memorable programs, a spoken foreword by Mr. Cronkite and a companion informational booklet.

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

     o "The Sixty Greatest Old-time Radio Christmas Shows Selected by Andy Williams" featuring classic Christmas episodes of old-time radios most popular shows. RSI has entered into a license agreement to use Mr. Williams' name and likeness. This collection includes many of radio's most memorable Christmas programs, a spoken foreword by Mr. Williams and a companion informational booklet.

     o "The 60 Greatest Old-time Radio Science-Fiction Programs as Selected by Ray Bradbury" which includes many radio's most famous science fiction broadcasts. The collection will contain a 64-page booklet, audio and written forewords by Mr. Bradbury and feature "The War of the Worlds" and "Donovan's Brain" both starring Orson Welles, classic episodes of "X Minus One," "Dimension X," and "Suspense" as well as several works written for radio by Mr. Bradbury.

     o "America at War" which includes 27 of the greatest radio shows which aired during World War II. Included in the compilation are performances by Jack Benny, Jimmy Stewart, Frank Sinatra, John Wayne, Clark Gable, Bette Davis, Orson Welles and more. The compilation includes Norman Corwin's "We Hold These Truths," which aired eight days after the attack on Pearl Harbor, "On a Note of Triumph" commemorating our victory over Germany and "Fourteen August" broadcast upon victory over Japan. "America at War" also includes speeches given by Franklin D. Roosevelt, General Douglas MacArthur and Winston Churchill.

Marketing

     RSI markets its library of old-time radio and video programs through direct marketing, Internet, and retail channels. RSI's marketing efforts are aimed at the direct marketing channel of distribution, via internally developed catalogs, as well as through retail and online channels of distribution. RSI produces several catalogs per year and mails them to its customer list and selected third-party mailing lists three times per year. RSI has developed wholesale distribution through several large, national book retailers, including Barnes & Noble, Borders, and Waldenbooks; gift stores such as Discovery Stores and Cracker Barrel Old Country Stores and mass retailers like Costco, Sam's Club, and Target as well as on the Internet at Amazon.com. RSI also sells its products through its web site at Radiospirits.com.

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

Broadcast

     RSI  advertises  its  products  on  RadioClassics'   nationally  syndicated
old-time radio broadcast, which reaches an audience of 3 million listeners of old-time radio programs weekly on over 500 radio stations.

Internet

     RSI also sells its old-time radio and classic video programs in cassette, compact disc and DVD to retail customers through its web site, Radiospirits.com. Radiospirits.com is an innovative content and e-commerce web site, offering visitors a single location for the largest selection of old-time radio content and products in digital download and physical formats (cassette, CD and DVD). Consumers may download old-time radio content from the Internet at both Radiospirits.com and MediaBay.com. This service enables the secure delivery of old-time radio content over the Internet for playback on personal computers and portable playback devices. Radiospirits.com provides visitors with a searchable database to preview and purchase titles from RSI's old-time radio program library. This site offers free full-length programs in streaming audio and digital download formats, information on the programs, celebrities and talent of the Golden Age of Radio, contests and trivia information.

Wholesale

     RSI also sells its radio programs on a wholesale basis through major retailers and online retailers, including Costco, Target, Sam's Club, Barnes & Noble, Borders, Amazon.com and Cracker Barrel Old Country Stores. RSI's products are currently sold in approximately 7,000 retail locations.

     RSI markets its old-time radio and classic video programs to wholesale customers through its in-house sales personnel, independent sales representatives and through third-party distributors. RSI also engages in cooperative advertising to induce retailers to purchase its products.

Supply and Production

     RSI has exclusive licensing rights to a substantial majority of its old-time radio library. These rights have been principally acquired from the original rights holders (actors, directors, writers, producers or others) or their estates. Engineers in our New Jersey facility use digital sound equipment to improve the sound quality of RSI's old-time radio programs. RSI then contracts with third-party manufacturers to duplicate and manufacture the old-time radio cassettes and CDs, which it sells. Because RSI's old-time radio content is acquired under license from the rights holders, which give the ability to manufacture the programs, RSI enjoys a cost of goods advantage, resulting in favorable product margins. RSI uses third parties to manufacture most of its videos.

     RSI has encoded over 10,000 programs from its old-time radio content library and currently provides digital download delivery of many of these programs and products, and is continuing to encode additional programs for digital download delivery.

Fulfillment and Customer Service

     RSI uses a third-party fulfillment center to process and fill orders. RSI only accepts credit card orders or advance payments from consumers and requires wholesale customers to generally pay invoices within 60 to 90 days. RSI maintains a toll-free customer service telephone hotline for these customers and can also be contacted by mail and e-mail. RSI's policy is to accept returns of damaged products sold on a retail basis. RSI accepts returns of unsold products sold on a wholesale basis.

Video Library

     RSI also has an extensive library of over 3,500 video programs, including an extensive collection of foreign and silent films, as well as classic films from the 1930s through the 1970s. These programs include films starring Jack Nicholson, John Wayne, James Stewart, Frank Sinatra, Bruce Lee, Orsen Welles, Roy Rogers and Jack Palance. In November 2001, the source materials relating to RSI's video library were valued at $10.0 million by an accredited independent third party appraisal firm well respected in the financial community.

DVDs

     In the spring of 2001, RSI introduced a new line of DVDs, which combines three classic television favorites with three old-time radio shows of the same series. Because of RSI's old-time radio licenses, RSI is able to combine the classic television programs with the radio shows that inspired them.

MediaBay.com

     MediaBay.com is an innovative  content and e-commerce web site offering our
2.6 million customers, 2.2 million email addresses and approximately 1.6 million unique web site monthly visitors a single location for digital downloads of premium spoken word content. Portions of these downloads are provided as free samples, however, the majority of the content is offered for sale either on a per download basis or as part of a monthly subscription. Our objective is to position MediaBay.com as a leading digital download provider of premium spoken word audio content.

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

     Our current syndicated radio shows provide an excellent forum to introduce our old-time radio programs to existing and potential new listeners. The syndication agreements also provide us with an average of 1 to 2 minutes per hour for our own advertising and promotional use. We use this advertising and promotional forum as a means to develop broader name recognition for Radio Spirits and additional sales of old-time radio products from existing and first time buyers as well. Our success with our traditional radio syndication programs provides a natural extension for the syndication of our content on a 24/7 basis via numerous other distribution platforms through our RadioClassics subsidiary. RadioClassics is currently in discussions with leading cable television, satellite radio and satellite television companies to establish distribution capabilities for Radio Spirit's old-time radio content.

Industry Overview

Audiobooks

     The market for audiobooks in 2000, according to the Audio Publishers Association, grew from an estimated $250 million in 1989 to approximately $2.5 billion in 2000.

     In May 2001, the Audio Publishers Association released the results of a new consumer study on audiobook listener profiles, usage and buying trends. Listed below is an overview of some of their findings:

     o The average audiobook listener earns 25% more than non-listeners, has a higher level of education and is more likely to hold a professional and managerial position than a non-listener.

     o    In 2001, 22.5% of American households listened to audiobooks.

     o Audiobook users are demographically similar to print book users in gender, age and income, but audiobook users have larger households.

     o The use of CDs for audiobooks has increased dramatically in the past two years. In fact, the average number of hours per week audiobooks are listened to on CD is currently almost equal to the use of audiobooks on cassettes.

     o Cars, particularly among commuters, are still the dominant place that consumers listen to audiobooks. Each week, audiobooks are listened to an average of 4.4 hours in the car, 3.6 hours at home, 2 hours at work and 2 hours while exercising.

     o Multi-tasking continues to be the primary benefit recognized by consumers of audiobooks, especially by those who are driving long distances, traveling, or commuting. Other advantages are entertainment and information.

Old-time Radio

     Old-time radio programs include radio dramas, mysteries, detective stories, comedies, westerns, science fiction and adventure stories that originally aired from the 1930s to the 1960s. Radio's creative forces fired the imagination of listeners with drama, comedy, music and even re-enactments of popular movies. The medium's writers, producers and talent laid the foundation for the advent of television. Many of Radio's shows and stars made the transition to early television.

     Today "old-time" radio programming is still a very popular listening option. Arbitron research has consistently shown that our nationally syndicated old-time radio shows rank first in New York, Los Angeles, Chicago, Salt Lake City and Milwaukee in the period when they aired.

Digital Downloads

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

Competition

     We compete with other web sites, which offer similar entertainment products or content, including digital download, of spoken word content. We also compete for discretionary consumer spending with mail order clubs and catalogs, other direct marketers and retailers that offer products with similar entertainment value as audiobooks and old-time radio and classic video programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have greater financial resources.

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

Employees

     As of March 25, 2002, we had 48 full-time employees. Of these employees, 5 served in corporate management; 27 served in operational positions at our Audio Book Club operations; 1 served in management and 4 served in operational positions at our MediaBay.com operations and 11 served in operational positions at our old-time radio and classic video operations. We believe our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Risk Factors

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

     We could lose sales opportunities if we are unable to continue to obtain the rights to additional audiobook libraries or selected audiobook titles. Many of our license agreements with audiobook publishers are one to three years in length, and some of our agreements will expire over the next several months unless they are renewed. We may not be able to renew existing license and supply arrangements for audiobook publishers' libraries or enter into additional arrangements for the supply of new audiobook titles.

If our third-party providers fail to perform their services properly, our business and results of operations could be adversely affected.

     Third-party providers conduct a substantial portion of our customer service operations, process orders and collect payments for us. If these providers fail to perform their services properly, Audio Book Club members and Radio Spirits customers could develop negative perceptions of our business, collections of receivables could be delayed and our operations might not function efficiently.

If our marketing strategies to acquire new members are not successful, our costs would increase, and we will not acquire as many members as we anticipate, which would inhibit our sales growth.

     If our direct mail and other marketing strategies are not successful, our per member acquisition costs may increase and we may acquire fewer new members than anticipated. As a result, our operating results would be negatively impacted and our sales growth would be inhibited.

The public may become less receptive to unsolicited direct mail campaigns.

     The success of our direct mail campaigns is dependent on many factors including the public's acceptance of direct mail solicitations. Events in the Fall of 2001, including individuals contracting Anthrax through unsolicited mail, could alter the public's acceptance of direct mail. Negative public reception of direct mail solicitations will result in lower customer acquisition rates, higher customer acquisition costs and will negatively impact operating results and sales growth.

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

The closing of retail stores, which carry our products, could negatively impact our wholesale sales of these products.

     If the recent trend of bankruptcy filings by major retailers continues, the number of outlets for our old-time radio product will become limited. With fewer chains and stores available as distribution outlets, competition for shelf space will increase and our ability to sell our products could be impacted negatively. Moreover, our wholesale sales could be negatively impacted if any of our significant retail customers were to close a significant number of their locations or otherwise discontinue selling our products.

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

     Competitors could also independently develop or otherwise obtain access to certain of our proprietary information. In addition, we rent our lists for one-time use only to third parties that do not compete with us. This practice subjects us to the risk that these third parties may use our lists for unauthorized purposes, including selling them to our competitors. Our confidentiality agreements with our executive officers, employees, list managers and appropriate consultants and service suppliers may not adequately protect our trade secrets. If our lists or other proprietary information were to become generally available, we might lose a competitive advantage.

If we are unable to pay our accounts payable in a timely manner, our suppliers and service providers may refuse to supply us with products or provide services to us.

     At December 31, 2001, we owed approximately $13.9 million to trade and other creditors. Approximately $2.8 million of these accounts payable were more than 60 days past due. If we do not make satisfactory payments to our vendors they may refuse to continue to provide us products or services on credit, which could interrupt our supply of products or services.

Higher than anticipated product return rates could reduce our future operating results.

     We experienced a product return rate of approximately 26% during the year ended December 31, 2000 and a return rate of approximately 24% during the year ended December 31, 2001. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected.

If we are unable to collect our receivables in a timely manner, it may negatively impact our cash flow and our operating results.

     We are subject to the risks associated with selling products on credit, including delays in collection or uncollectibility of accounts receivable. If we experience significant delays in collection or uncollectibility of accounts receivable, our liquidity and working capital position could suffer and we could be required to increase our allowance for doubtful accounts, which would increase our expenses.

Increases in costs of postage could negatively impact our operating results.

     We distribute millions of mailings each year, and postage is a significant expense in the operation of our business. We do not pass on the costs of member mailings and member solicitation packages. Unanticipated increases in the cost of postage multiplied by the millions of mailings we conduct would result in increased expenses and would negatively impact our operating results.

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

     Digital download of spoken word content from the Internet is a relatively new method of distribution and its growth and market acceptance is uncertain. Purchasing spoken word content over the Internet in digital download format involves adjustments in general consumer purchasing patterns, and consumers may not be willing to purchase spoken word content in digital download format. If we invest significant amounts of money and effort in developing digital download products, which do not achieve widespread popularity, or if the market for digital download of spoken word content does not evolve as we anticipate, we may not be able to recover our investment.

The loss or unavailability of our key personnel could have a material adverse effect on our business.

     Our success depends largely on the efforts of Norton Herrick, our Chairman, Michael Herrick, our Chief Executive Officer, and Hakan Lindskog, our President and Chief Operating Officer. Norton Herrick is actively involved in the management and operation of several businesses and is required to devote only as much time to our business and affairs as he deems necessary to perform his duties. Norton Herrick may experience a conflict in the allocation of his time among his various business ventures. The loss of the service of any of these officers or of other key personnel could have a material adverse effect on our business. We do not maintain key-man insurance on the lives of these officers or any other key personnel.

Our announced strategy of pursuing acquisitions could negatively impact our operating results.

     While we have announced a strategy, which includes growing by acquisition, as of March 25, 2002, we have not completed a major acquisition since June 1999. The legal and professional costs associated with pursuing acquisitions as well as the time commitment of senior management could have a negative impact on our operating results. There can be no assurance that we will realize the perceived benefits of an acquisition.

Risks Related to Our Financial Condition

We have a history of losses, are not currently profitable and may incur future losses.

     Since our inception, we have incurred significant losses. We had losses of $6.7 million during the year ended December 31, 1999; $54.6 million during the year ended December 31, 2000 and $4.8 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $89.7 million.

We may not be able to meet our obligations to repurchase shares of our common stock in the future.

     We granted sellers in our acquisitions the right to sell back to us shares of our common stock that we issued to them. Unless our common stock satisfies specific price targets and/or trading volume requirements, these rights could require us to purchase up to 305,000 shares in the future at a cost to us of approximately $4.6 million. We may not have sufficient funds to meet these obligations to repurchase stock in the future.

Risks Related to Our Capital Structure

The Herrick family exerts significant influence over shareholder matters.

     As of December 31, 2001, Norton Herrick, Michael Herrick and Howard Herrick and their affiliates own approximately 32.7% of our outstanding common stock. As significant shareholders and directors, they are generally able to direct our affairs and exert significant influence over matters, which require director or shareholder vote, including the election of directors, amendments to our Articles of Incorporation or approval of the dissolution, merger, or sale of MediaBay, our subsidiaries or substantially all of our assets. This concentration of ownership by the Herrick family could delay or prevent a change in our control, even when a change in control might be in the best interests of other shareholders.

The terms of our debt impose restrictions on our business.

     As of December 31, 2001, we had approximately $6.2 million of debt outstanding under our revolving line of credit and $12.5 million principal amount of debt outstanding under convertible promissory notes. Our line of credit restricts our ability to raise financing for working capital purposes because it requires us to use any proceeds from equity or debt financings, with limited exceptions, to repay amounts outstanding under the credit agreement. In addition to limiting our ability to incur additional indebtedness, our existing indebtedness under our revolving line of credit limits or prohibits us from, among other things:

     o    merging into or consolidating with another corporation;

     o    selling all or substantially all of our assets;

     o    declaring or paying cash dividends; or

     o    materially changing the nature of our business.

We may have to make substantial payments on our debt and may not have the funds to do so.

     We are required to make an additional $1.3 million in principal payments on our bank debt in 2002 and the balance of our bank debt, in the amount of $4.6 million is due January 15, 2003. We also have $2.5 million and $800,000 due to a company wholly owned by our Chairmain in January 2003 and April 2003. We believe the $3.3 million will be extended if required. We might not have sufficient funds to repay the debt or obtain other financing to replace the debt or obtain an extension of its maturity.

     In addition, if an event of default occurs under the convertible promissory notes or senior credit facility, the indebtedness could become due and payable.

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

     o changes in securities analysts' estimates for us, our competitors' or our industry or our failure to meet such analysts' expectations; and

     o    general market conditions.

Substantially all of our restricted shares of common stock are currently eligible for sale and could be sold in the market in the near future, which could depress our stock price.

     As of December 31, 2001, we have outstanding approximately 13.9 million shares of common stock. Substantially all of our shares are currently freely trading without restriction under the Securities Act of 1933, having been registered for resale or held by their holders for over two years and are eligible for sale under Rule 144(e). There are currently outstanding options and warrants and other convertible securities to purchase an amount of shares substantial to the public float. Substantially all of these shares have been registered for resale. To the extent they are exercised or converted, your percentage ownership will be further diluted and our stock price could be further adversely affected. Moreover, as the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

Item 2.   Description of Property.

     We lease approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a lease agreement that expires in August 2003 at a monthly rate of $16,000. We have the option to renew the lease for an additional three-year period.

     We lease 8,000 and 8,400 square feet in Schaumburg, Illinois pursuant to two lease agreements which both expire in December 2005, subject to a three-year renewal option. Monthly rent for the first lease is $5,000. These spaces contain both office and warehouse space, which was used by RSI until the first quarter of 2002. Monthly rent for the second lease is $4,000 base rent and $2,000 per month related to lessor's leasehold improvements. We are currently negotiating the sublease for one of the spaces and have begun seeking tenants to sub-lease the other space from us, but as of March 25, 2002, we have not subleased this space.

     The Company entered into two ten-year leases on 7,000 square feet of office and warehouse space in Bethel, Connecticut and 3,000 square feet of warehouse space in Sandy Hook, Connecticut, respectively. Lease payments and mandatory capital improvement payments, starting in 2004, are $4,000 per year and $2,000 per year on the Bethel and Sandy Hook properties, respectively.

Item 3.   Legal Proceedings

     We are not a party to any lawsuit or proceeding, which we believe is likely to have a material adverse effect on us.

Item 4.   Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of Shareholders was held on October 22, 2001, at which time Mr. Norton Herrick was reappointed to serve as a Class I director and Mr. Paul Ehrlich was appointed to serve as a Class I director, in each case, until the Annual Meeting of Shareholders of the Company to be held in 2004. Shareholder voting for these directors was as follows:

              Director                Votes For              Votes Withheld
              --------                ---------              --------------
Norton Herrick                        11,000,730                286,843
Paul Ehrlich                          11,000,730                286,843

     The following directors continue to serve as directors for the term indicated opposite their respective names:

              Director                  Class              Expiration of Term
              --------                  -----              ------------------
Michael Herrick                           II                      2002
Roy Abrams                                II                      2002
Howard Herrick                           III                      2003
Carl Wolf                                III                      2003

     In addition, at the meeting, the Company's shareholders adopted and approved the Company's 2001 Stock Incentive Plan by a vote of 5,864,820 for 450,176 against and 41,113 abstaining.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     MediaBay's common stock has been quoted in the Nasdaq National Market under the symbol "MBAY" since November 15, 1999. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market.

                                                         High         Low
                                                         ----         ---
Fiscal Year Ended December 31, 2000
           First Quarter                                16.875       6.625
           Second Quarter                                7.625       2.938
           Third Quarter                                 3.125       1.406
           Fourth Quarter                                3.813        .563
Fiscal Year Ended December 31, 2001
           First Quarter                                 1.625        .531
           Second Quarter                                 1.05         .50
           Third Quarter                                  1.06         .56
           Fourth Quarter                                  .99         .43
Fiscal Year Ended December 31, 2002
           First Quarter (through March 25, 2002)         3.44         .59

     On March 25, 2002 the last reported sale price of our common stock on the Nasdaq National Market was $3.30 per share. As of March 25, 2002, there were approximately 110 record owners of our common stock. We believe that there are more than 400 beneficial owners of our common stock.

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

Sales of Securities and Use of Proceeds

     In October 2001, we issued warrants to purchase a total of 800,000 shares of common stock, which cannot vest until November 30, 2002, pursuant to a consulting agreement. The exercise prices of the warrants are as follows:
160,000 have an exercise price of $1.00 per share; 160,000 have an exercise price of $2.00 per share; 160,000 have an exercise price of $3.00 per share; 160,000 have an exercise price of $4.00 per share; 160,000 have an exercise price of $5.00 per share. During the three months ended December 31, 2001, we issued options under our 2000 Stock Incentive Plan to purchase a total of 808,000 shares of our common stock to officers, directors and employees. We relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 in connection with such issuances.

Item 6.   Selected Financial Data

     The selected financial data set forth below should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 2001 and 2000 and for the years ended December 31, 1999, 2000 and 2001, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this Form 10-K. The selected financial data set forth below as of December 31, 1997, 1998 and 1999, and for the years ended December 31, 1997 and 1998 are derived from our audited financial statements not included in this Form 10-K.

     The balance sheet and statement of operations data for the year ended December 31, 1999 gives effect to the purchase of Doubleday Direct's Audiobooks Direct club on June 15, 1999. Additionally, the balance sheet and statement of operations data for the year ended December 31, 1998 gives effect to the following transactions:

     o The acquisition of Radio Spirits, Inc., the assets of an affiliated company, Buffalo Productions, Inc., and a 50% interest in a joint venture owned by the sole shareholder of Radio Spirits on December 14, 1998.

     o The acquisition of substantially all of the assets used by Metacom, Inc. in connection with its Adventures in Cassettes business on December 14, 1998.

     o The acquisition of substantially all of the assets used by Premier Electronics Laboratories, Inc. in connection with its old-time radio and classic video businesses on December 14, 1998.

     o The acquisition of substantially all of the assets of Columbia House's Audiobook Club on December 31, 1998.

     Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortizes these costs over the period of future benefit. Since 1999 was the first year we capitalized new member acquisitions costs, we capitalized a very large portion of direct response advertising expenditures.

     Beginning in July 2000, we conducted a review of our operations, including product offerings, marketing methods and fulfillment. In the third quarter of 2001, we began to implement a series of actions and decisions designed to improve gross profit margin, refine our marketing efforts and reduce general and administrative costs. In connection with the movement of the fulfillment of old-time radio products to a third party provider, in the first quarter of 2002, we closed our old-time radio operations in Schaumburg, Illinois and now run all of our operations, except for fulfillment, from our corporate headquarters located in Cedar Knolls, New Jersey. In the third quarter of 2001, as a result of the actions and decisions made after our aforementioned review of our operations, we recorded $11.3 million of strategic charges. In addition to these strategic charges, we recorded a charge of $2.0 million to write-off the entire carrying amount of our cost method investment in I-Jam.

     During the fourth quarter of 2000, the Company reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment. As a result, in the fourth quarter of 2000, the Company determined that the goodwill associated with certain acquired businesses was impaired and recorded an impairment charge of $38.2 million.

     As a result of the series of strategic initiatives described above, our operations have improved. Although realization of net deferred tax assets is not assured, we have determined, based on our improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in 2001, we reduced the valuation allowance for deferred tax assets in the amount of $17.2 million and recorded an income tax benefit.

     As a result of the capitalization of direct response advertising costs, recording of the goodwill write-off, the strategic charges and the income tax benefit, as well as fluctuations in operating results depending on the timing, magnitude and success of Audio Book Club new member advertising campaigns, comparisons of our historical operating results from year to year may not be meaningful.

                                                                            Years Ended December 31,
                                                    --------------------------------------------------------------------
                                                      1997           1998          1999            2000          2001
                                                    --------       --------       --------       --------       --------
                                                                       (thousands, except per share data)
Statement of Operations Data:
Sales                                               $ 15,119       $ 22,242       $ 62,805       $ 59,881       $ 54,904
Returns, discounts and allowances                      5,041          7,348         16,578         15,455         13,099
                                                    --------       --------       --------       --------       --------
        Net sales                                     10,078         14,894         46,227         44,426         41,805
Cost of sales                                          5,495          9,452         23,687         23,044         19,783
Cost of sales - write-downs                               --             --             --             --          2,261
Advertising and promotion                              6,843          8,910          8,118         11,023         11,922
Advertising and promotion - write-downs                   --             --             --             --          3,971
General and administrative                             2,217          3,330          9,799         13,964         11,483
Asset write-downs and strategic charges                   --             --             --             --          7,044
Depreciation and amortization                              8            367          6,812          7,984          5,156
Non-cash write-down of goodwill                           --             --             --         38,226             --
                                                    --------       --------       --------       --------       --------
        Operating loss                                (4,485)        (7,165)        (2,189)       (49,815)       (19,815)
Interest (expense) income, net                          (436)           180         (4,518)        (2,681)        (2,235)
                                                    --------       --------       --------       --------       --------
        Loss before income tax benefit and
            extraordinary item                        (4,921)        (6,985)        (6,707)       (52,496)       (22,050)
Income tax benefit                                        --             --             --             --         17,200
                                                    --------       --------       --------       --------       --------
        Loss before extraordinary item                (4,921)        (6,985)        (6,707)       (52,496)        (4,850)
Extraordinary loss on early extinguishment
        of debt                                           --             --             --         (2,152)
                                                    --------       --------       --------       --------       --------
        Net loss                                    $ (4,921)      $ (6,985)      $ (6,707)      $(54,648)      $ (4,850)
                                                    ========       ========       ========       ========       ========
Basic and diluted net loss per share
        before extraordinary item                   $  (1.29)      $  (1.13)      $  (0.82)      $  (4.13)      $  (0.35)
                                                    ========       ========       ========       ========       ========
Basic and diluted net loss per share                $  (1.29)      $  (1.13)      $  (0.82)      $  (4.30)      $  (0.35)
                                                    ========       ========       ========       ========       ========
Weighted average number of shares
        outstanding                                    3,820          6,188          8,205         12,718         13,862
                                                    ========       ========       ========       ========       ========


Balance Sheet Data:
Working capital (deficit)                           $  9,645       $  6,571       $  5,967       $  7,833       $     (3)
Total assets                                          12,770         64,339         93,973         49,932         45,003
Current liabilities                                    3,017          8,231         20,275         17,103         15,491
Long-term debt                                            --         40,000         37,383         15,864         17,064
Common stock subject to contingent put rights             --          8,284          4,283          4,550          4,550
Stockholders' equity                                   9,753          7,824         32,032         12,415          7,898

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Beginning in July 2000, we conducted a review of our operations, including product offerings, marketing methods and pricing. In the third quarter of 2001, we began to implement a series of actions and decisions designed to improve gross profit margin, refine our marketing efforts and reduce general and administrative costs. Specifically, we (i) reduced the number of items offered for sale at both its Radio Spirits and Audio Book Club subsidiaries, (ii) moved fulfillment of our old-time radio products to a third party fulfillment provider, (iii) limited our investment and marketing efforts in downloadable audio due to lack of customer acceptance at this time, and the limited number and high price point of digital audio download players currently produced and
(iv) refined our marketing of old-time radio products and our marketing efforts to existing Audio Book Club members. In connection with the movement of the fulfillment of old-time radio products to a third party provider, in the first quarter of 2002, we closed our old-time radio operations in Schaumburg, Illinois and now run all of our operations, except for fulfillment, from our corporate headquarters located in Cedar Knolls, New Jersey. In the third quarter of 2001, as a result of the actions and decisions made after our aforementioned review of our operations, we recorded $11.3 million of write-downs and strategic charges. In addition to these strategic charges, we recorded a charge of $2.0 million to write-off the entire carrying amount of our cost method investment in I-Jam.

     During the fourth quarter of 2000, we reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121") due to a change in facts and circumstances. We determined that the revised estimates of cash flows from certain of our acquired operations would no longer be sufficient to recover the carrying value of goodwill associated with these businesses. As a result, in the fourth quarter of 2000, we determined that the goodwill associated with these businesses was impaired and recorded an impairment charge of $38.2 million. The impairment charge was measured as the difference between the carrying value of the goodwill and its fair value, which was based upon discounted cash flows.

     As a result of the series of strategic initiatives, described above, our operations have improved. Although realization of net deferred tax assets is not assured, we have determined, based on our improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in 2001 we reduced the valuation allowance for deferred tax assets in the amount of $17.2 million and recorded an income tax benefit.

     As a result of the recording of the goodwill write-off, the strategic charges and the income tax benefit, as well as fluctuations in operating results depending on the timing, magnitude and success of Audio Book Club new member advertising campaigns, comparisons of our historical operating results from year to year may not be meaningful.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis we evaluate our estimates including those related to product returns, bad debts, the carrying value and net realizable value of inventories, the recoverability of advances to publishers and other rightsholders, the future revenue associated with deferred advertising and promotion costs, investments, fixed assets, the valuation allowance provided to reduce our deferred tax assets and valuation of goodwill and other intangibles.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o We record reductions to our revenue for future returns and record an estimate of future bad debts arising from current sales. These allowances are based upon historical experience and evaluation of current trends. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected. Also, if the financial condition of our customers, including both individual consumers or retail chains, were to deteriorate, resulting in their inability to make payment to us, additional allowances would be required.

     o We are required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of probable future benefits. In order to determine the amount of advertising to be capitalized and the manner and period over which the advertising should be amortized, we prepare estimates of probable future revenues arising from the direct-response advertising in excess of future costs to be incurred in realizing those revenues. If future revenue does not meet our estimates or if members buying patterns were to shift, adjustments to the amount and manner of amortization would be required. Actual amounts incurred for advertising and promotion, net of settlements with certain vendors principally for unprofitable Internet marketing campaigns, for the year ended December 31, 2001 were $8.2 million. The difference between the amount expended of $8.2 million for the year ended December 31, 2001 and the amount recorded as advertising and promotion expense, of $11.9 million, for the year ended December 31, 2001 is due to amortization of previously capitalized direct response advertising.

     o The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. As a result of a series of strategic initiatives, our operations have improved. Although realization of net deferred tax assets is not assured, management has determined, based on the Company's improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Should we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to our deferred tax asset would increase income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

     o Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. At December 31, 2001, we had unamortized goodwill in the amount of $8.6, which is subject to the transition provisions of SFAS No. 142. We do not believe the transitional impairment provisions of this statement will have any impact on our financial statements

Overview

     We are a leading seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. Our content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

     We report financial results on the basis of four business segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. A fifth division, Radio Classics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. In 2001, our Audio Book Club segment had net sales of approximately $31.8 million, our Radio Spirits segment had net sales of approximately $10.0, our MediaBay.com segment had sales of approximately $0.25 million and we had inter-segment sales of $0.26 million.

     Our content library consists of more than 50,000 hours of spoken audio content including audiobooks, old-time radio shows and other unique spoken word content. The majority of our content is acquired under license from the rights holders enabling us to manufacture the product giving us significantly better product margins than other companies.

     Our customer base includes over 2.6 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 7,000 retail locations, including Costco, Target, Sam's Club, Barnes & Noble, Borders, Cracker Barrel Old Country Stores and Amazon.com.

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

Results of Operations

     The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                                          Year Ended
                                                                         December 31,
                                                               1999          2000          2001
                                                               ----          ----          ----
Net sales.............................................          100%          100%          100%
                                                               ====          ====          ====
Cost of sales.........................................           51            52            47
Cost of sales - write-downs...........................           --            --             5
Advertising and promotion.............................           18            25            29
Advertising and promotion - write-downs...............           --            --            10
General and administrative expense....................           21            31            28
Asset write-downs and strategic charges...............           --            --            17
Depreciation and amortization expense.................           15            18            12
Non-cash write-down of goodwill.......................           --            86            --
Interest income (expense), net........................         (10)           (6)           (5)
Income tax benefit....................................           --            --            41
Extraordinary loss on early extinguishment of debt....           --           (5)            --
Net loss..............................................         (15)         (123)          (12)

Year ended December 31, 2001 compared with year ended December 31, 2000

     Gross sales decreased $5.0 million, or 8.3%, to $54.9 million for the year ended December 31, 2001 from $59.9 million for the year ended December 31, 2000. The decrease in gross sales is primarily attributable to more focused marketing at Audio Book Club to concentrate on more profitable new members and non-recurring I-Jam marketing revenue we recorded in 2000. In addition, in the beginning of 2001, we revised the logic used in determining customer product shipments, which resulted in lower gross sales but also lower return rates. Returns, discounts and allowances declined $2.4 million, or 15.2%, to $13.1 million for the year ended December 31, 2001 from $15.5 million for the year ended December 31, 2000. Returns, discounts and allowances as a percentage of gross sales were 23.9% in 2001 as compared to 25.8% of gross sales for the prior comparable period due to aforementioned revisions in the logic used in determining customer shipments.

     Principally  as a result of lower gross  sales,  partially  offset by lower return rates, net sales for the year ended December 31, 2001 decreased $2.6 million, or 5.9%, to $41.8 million from $44.4 million.

     Cost of sales for the year ended December 31, 2001 was $22.0 million, of which $2.3 million represented a charge for the write-down of inventory in the third quarter of 2001. Excluding the write-down, cost of sales for the year ended December 31, 2001 decreased $3.3 million, or 14.2%, to $19.8 million for the year ended December 31, 2001 from $23.0 million for the year ended December 31, 2000. The decrease in cost of sales as a percentage of net sales, is principally due to revisions in the merchandising of our products, including increases in our selling prices and selection of products, which contribute greater gross profit. As a result, gross profit as a percentage of net sales, excluding the write-down, increased to 52.7% for the year ended December 31, 2001 from 48.1% for the year ended December 31, 2000.

     Advertising and promotion expenses for the year ended December 31, 2001 was $15.9 million of which, $4.0 million represented write-downs to deferred member acquisition costs as described below. Excluding the write-downs, advertising and promotion expenses increased $0.9 million or 8.2%, to $11.9 million for the year ended December 31, 2001 compared to $11.0 million for the year ended December 31, 2000. Actual amounts incurred for advertising and promotion, net of settlements with certain vendors principally for unprofitable Internet marketing campaigns, for the year ended December 31, 2001 were $8.2 million, a decrease of $6.1 million, from the amount incurred in the year ended December 31, 2000 of $14.3 million. The difference between the amount expended and the amount recorded as expense is due to amortization of previously capitalized direct response advertising costs.

     General and administrative expenses decreased $2.5 million, or 17.8%, to $11.5 million for the year ended December 31, 2001 from $14.0 million for the prior comparable period. General and administrative expense decreases are principally attributable to decreases in bad debt expenses commensurate with the reduction in net sales, payroll and related costs due to previously announced staff reductions, office expenses, telephone costs related to a reduction in "800" service calls, travel costs, public relations costs and consulting services principally relating to Internet maintenance and development. We also benefited from settlements with certain vendors in 2001.

     As a result of the actions and decisions made after our aforementioned review of our operations, we recorded $11.3 million of strategic charges in 2001. These charges include the following:

     o $2.2 million of inventory written down to net realizable value due to a reduction in the number of stock keeping units (SKU's);

     o $2.4 million of write-downs to deferred member acquisition costs at Audio Book Club related to new member acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections;

     o    $1.9  million of  write-downs  to royalty  advances  paid to audiobook
          publishers  and  other  license  holders  primarily   associated  with
          inventory titles that will no longer be carried and sold to members;

     o $1.6 million of write-downs to deferred member acquisition costs at Radio Spirits related to old-time radio new customer acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections;

     o a write-down of $0.7 million of customer lists acquired in the Columbia House Audiobook Club purchase due to the inability to recover this asset through future operations;

     o $0.6 million of fixed assets of the old-time radio operations written down to net realizable value due to the closing of the Schaumburg, Illinois facility;

     o $0.5 million of write-downs of royalty advances paid for downloadable licensing rights that are no longer recoverable due to the strategic decisions made;

     o    $0.4 million of write-downs of prepaid assets,

     o    $0.3   million  of   write-offs   to   receivables   that  are  deemed
          uncollectible,

     o $0.2 million of net write-offs of capitalized website development costs related to downloadable audio all of which are no longer recoverable due to the strategic changes in the business; and

     o $0.5 million accrued for lease termination costs in connection with the closing of the Schaumburg, Illinois facility.

     Of these charges, $2.3 million related to inventory write-downs has been recorded to costs of sales - strategic charges, $4.0 million has been recorded to advertising and promotion - write-downs and the remaining $5.0 million has been recorded to asset write-downs and strategic charges.

     In addition to these strategic charges, we have recorded a charge of $2.0 million to write-off the entire carrying amount of our cost method investment in I-Jam. This charge has been recorded to asset write-downs and strategic charges. We have determined that an other than temporary decline in the value of this investment has occurred, triggered by a strategic change in the direction of the investee as a result of continued losses and operating deficiencies, along with projected future losses.

     Depreciation and amortization expenses decreased $2.8 million to $5.2 million for the year ended December 31, 2001 from $8.0 million for the year ended December 31, 2000. The decrease is principally attributable to the write-down of goodwill taken in the fourth quarter of 2000.During the fourth quarter of 2000, we reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121") due to a change in facts and circumstances. In the fourth quarter of 2000, we made a strategic decision to reduce spending on marketing to customers acquired in the acquisitions of the Columbia House Audiobook Club, Doubleday Direct's Audiobooks Direct and Adventures in Cassettes in order to focus its resources on more profitable revenue sources. In addition, we sold the remaining inventory acquired in its acquisition of Adventures in Cassettes and do not expect to derive any future revenues associated with this business. Consequently, we determined that the revised estimates of cash flows from such operations would no longer be sufficient to recover the carrying value of goodwill associated with these businesses. As a result, in the fourth quarter of 2000, we determined that the goodwill associated with these businesses was impaired and recorded an impairment charge of $38.2 million. The impairment charge was measured as the difference between the carrying value of the goodwill and its fair value, which was based upon discounted cash flows.

     Net interest expense for the year ended December 31, 2001 decreased $0.5 million to $2.2 million as compared to net interest expense of $2.7 million for the year ended December 31, 2000. The reduction in interest expense is due to a lower average outstanding principal balance on our debt, as well as lower interest rates on the portion of our debt, which has adjustable interest rates.

     Net loss before income tax benefit for the year ended December 31, 2001 was $22.1 million as compared to a net loss before income taxes and an extraordinary item in 2000 of $52.5 million for the year ended December 31, 2000.

     As a result of the series of strategic initiatives described above, our operations have improved. Although realization of net deferred tax assets is not assured, we have determined, based on our improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly we reduced the valuation allowance for deferred tax assets in the amount of $17.2 million and recorded an income tax benefit.

     In April 2000, we repaid $20.3 million of our bank debt out of the net proceeds from our follow-on primary offering. Accordingly, the Company recorded an extraordinary loss of $2.2 million relating to the write-off of deferred financing fees incurred in connection with such debt.

     Due, in part, to the reduction in the valuation allowance for deferred tax assets offset by the strategic charges enumerated above, we had a net loss of $4.9 million, or $0.35 per share of common stock for the year ended December 31, 2001, as compared to a net loss of $54.6 million or $4.30 per share of common stock for the year ended December 31, 2000.

Year ended December 31, 2000 compared with year ended December 31, 1999

     Gross sales decreased $2.9 million, or 4.7%, to $59.9 million for the year ended December 31, 2000 from $62.8 million for the year ended December 31, 1999. The decrease in gross sales was primarily attributable to a slowdown in the aggressive marketing at both Audio Book Club and Radio Spirits. In addition, we revised the logic used in determining customer product shipments, which resulted in lower gross sales but also lower return rates. We also instituted a policy of offering higher discounts, which resulted in lower dollar sales. This policy was subsequently eliminated. Returns, discounts and allowances declined $1.1 million, or 6.8%, to $15.5 million for the year ended December 31, 2000 from $16.6 million for the year ended December 31, 1999. Returns, discounts and allowances as a percentage of gross sales were 25.8% in 2000 as compared to 26.4% of gross sales for the prior comparable period. The decrease in returns is due to aforementioned revisions in the logic used in determining customer shipments, as well as lower gross sales.

     Principally  as a result of lower gross  sales,  partially  offset by lower return rates, net sales for the year ended December 31, 2000 decreased $1.8 million, or 3.9%, to $44.4 million from $46.2 million.

     Cost of sales decreased $0.6 million, or 2.7%, to $23.0 million for the year ended December 31, 2000 from $23.7 million for the year ended December 31, 1999. Gross profit decreased $1.2 million, or 5.1%, to $21.4 million for the year ended December 31, 2000 from $22.5 million for the year ended December 31, 1999. Gross profit as a percentage of net sales was 48.1% as compared to 48.8% in the prior comparable period. In 2000, we offered an "everyday low pricing" discount structure to Audio Book Club members via both the catalog and at Audiobookclub.com. Beginning in January 2001, we eliminated this discount structure.

     Advertising and promotion expenses increased $2.9 million or 35.8%, to $11.0 million for the year ended December 31, 2000 compared to $8.1 million for the year ended December 31, 1999. Actual amounts expended for advertising and promotion in the year ended December 31, 2000 were $14.3 million, a decrease of $3.1 million from the amount expended in the year ended December 31, 1999 of $17.4 million. The difference between the amount expended and the amount recorded as expense is due to the capitalization of direct response advertising. Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit. Since 1999 was the first year we capitalized new member acquisitions costs, we capitalized a very large portion of direct response advertising expenditures.

     General and administrative expenses increased $4.2 million, or 42.5%, to $14.0 million for the year ended December 31, 2000 from $9.8 million for the prior comparable period. General and administrative expense increases are principally attributable to increased personnel and related costs including costs of bringing RSI fulfillment in-house, investor and public relation expenses and consulting expenses, including outside Internet development and maintenance expenses.

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

     Loss before extraordinary item for the year ended December 31, 2000 was $52.5 million or $4.13 per share as compared to a net loss of $6.7 million or $.82 per share for the year ended December 31, 1999.

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

Liquidity and Capital Resources

     Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have successfully reduced cash used in operations in 2001, there can be no assurance that we will not require additional financing to repay debt, fund the expansion of operations, acquisitions, working capital or other related uses. The asset write-downs and strategic charges taken in 2001 are not expected to impact future cash flows except for $0.5 million of accrued lease termination costs in connection with the closing of the Schaumburg, Illinois facility, assuming the facility is not sub-leased.

     We are required under our the loan agreement for our bank debt to make payments on our debt, in 2002, as follows:

     o    A payment of $300,000 was made in March 2002.

     o    Payments of $200,000 are due May 31 and June 30,2002.

     o Monthly payments of $150,000 are due at the end of each month beginning in July 2002 and ending December 31, 2002.

     We anticipate making the payments from cash flow generated from operations.

     We also have notes to Huntingdon Corporation ("Huntingdon"), a company wholly owned by our Chairman, Norton Herrick of $2.5 million and $800,000. These notes mature on January 15, 2003 and April 15, 2003, respectively.

     For the year ended December 31, 2001, our cash decreased by $0.4 million, as we used net cash of $2.1 million and $0.3 million for operating and investing activities, respectively, and had cash provided by financing activities of $1.9 million. Net cash used in operations principally consisted of the net loss of $4.9 million, including a $17.2 million reduction in the valuation allowance for deferred tax assets, an increase in prepaid expenses of $0.6 and a decrease in accounts payable and accrued expenses of $3.4 million. Net cash used in operations was partially offset by asset write-downs and strategic charges of $13.3 million, depreciation and amortization expenses included in net loss of $5.2 million, a decrease in accounts receivable of $0.3 million, a decrease in inventories of $0.3 million, a decrease in royalty advances of $0.6 million and a net decrease in deferred member acquisition costs of $3.7 million.

     The increase in prepaid expenses is principally the result of advertising costs incurred in December 2001 for an Audio Book Club direct mail campaign, which mailed in January 2002. The decrease in accounts payable is principally due to payments made to vendors as our cash flow improved and settlement agreements we entered into with certain vendors. The decrease in accounts receivable was primarily attributable to lower net sales and to the collection of retail receivables, net of returns, at our old-time radio business. The decrease in inventories is principally due to a reduction in the number of titles offered for sale. The decrease in deferred member acquisition cost is principally due to settlements with direct response vendors, principally on the Internet, and reductions in the size of our direct response advertising campaigns resulting in better response rates.

     Cash used in investing activities was for the acquisition of fixed assets; principally for kiosks to be placed at certain retail stores and computer equipment, and the acquisition of certain rights relating to our video products.

     On May 14, 2001, we issued a $2.5 million secured senior convertible note to Huntingdon Corporation ("Huntingdon"), a company wholly owned by our chairman, Norton Herrick. In addition, we issued a $0.8 million secured senior subordinated convertible note to Huntingdon for advances previously received including an advance of $0.3 million received in February 2001. For a further description of these transactions, see Note 7 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-K.

     On May 14, 2001, we modified a $2.0 million senior subordinated convertible note held by Norton Herrick. We also modified a $3.0 million senior subordinated convertible note held by Evan Herrick, Norton Herrick's son. For a further description of these transactions, see Note 7 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-K.

     In September 2001 and December 2001, in accordance with our revised loan agreement, we made principal payments on our revolving credit facility of $0.1 million and $0.3 million, respectively. At December 31, 2001, the amount we may borrow under the revolving loan agreement was $6.2 million, the amount outstanding under the revolving loan agreement. In March 2002, we made an additional $0.3 million loan payment, as of March 25, 2002 the amount we may borrow under the revolving loan agreement was $5.9 million, which was the amount outstanding under the revolving loan agreement.

     On January 18, 2002, Evan Herrick, a principal shareholder of the Registrant, exchanged $2.5 million principal amount of a $3.0 million principal amount convertible note of MediaBay, Inc. in exchange for 25,000 shares of Series A Preferred Stock of MediaBay, having a liquidation preference of $2.5 million. The preferred share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the note, and is payable in additional preferred shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility.

     On February 22, 2002, Huntingdon purchased a $0.5 million principal amount convertible senior promissory note due June 30, 2003. The note is convertible into shares of Common Stock at the rate of $0.56 of principal and/or interest per share. This note was issued in consideration of a $0.5 million loan made to the Company by Huntingdon.

     On April 1, 2002, Huntingdon extended the maturity date of (1) the $2.5 million secured senior convertible note to January 15, 2003 and (ii) the $0.8 million secured senior subordinated convertible note to April 15, 2003 for no additonal consideration.

     As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, the Company granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $0.56 per share. The warrants are exercisable until May 14, 2011.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill continued to be amortized through the remainder of fiscal 2001 at which time amortization ceased, and we are currently performing a transitional goodwill impairment test. SFAS No. 142 is effective for our fiscal periods beginning January1, 2002. At December 31, 2001, we had unamortized goodwill in the amount of $8.6, which is subject to the transition provisions of SFAS No.
142. We do not believe the transitional impairment provisions of this statement will have any impact on our financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt the provisions of SFAS 143 at the beginning of our fiscal year 2003. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

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

Net Operating Losses

     Our net  operating  loss  carryforwards  expire  beginning  in 2018.  Under
Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. The additional equity financing we obtained in 2000 may result in an ownership change and, thus, may limit our use of our prior net operating losses. In the event we achieve profitable operations, any significant limitation on the utilization of net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods. We have provided a full valuation allowance for our net operating loss carryforwards.

Item 7A.  Quantitative and Qualitative Disclosure of Market Risk

     We are exposed to market risk for the impact of interest rate changes. As a matter of policy, we do not enter into derivative transactions for hedging, trading or speculative purposes.

     Our exposure to market risk for changes in interest rates relate to our long-term debt. Interest on $8,680 of our long-term debt is payable at the prime rate plus 2%. If the prime rate were to increase our interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for either 2001 or 2000.

Item 8.   Financial Statements.

     The financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors, executive officers and other key employees of our company are as follows:

Name                            Age      Position
----                            ---      --------
Norton Herrick                  63       Chairman and Director

Michael Herrick                 35       Chief Executive Officer and Director

Howard Herrick                  37       Executive Vice President and Director

Hakan Lindskog                  41       President and Chief Operating Officer

Stephen M. McLaughlin           35       Executive Vice President and Chief
                                         Technology Officer

John F. Levy                    46       Executive Vice President and Chief
                                         Financial Officer

Robert Toro                     37       Senior Vice President of Finance

Roy Abrams                      58       Director

Paul Ehrlich                    57       Director

Carl T. Wolf                    58       Director


     Norton Herrick, 63, is our co-founder and has been Chairman and Director since our inception. Mr. Herrick served as our President from our inception until January 1996 and was Chief Executive Officer from January 1996 through January 2000. Mr. Herrick has been a private businessman for over 30 years and through his wholly-owned affiliates, Mr. Herrick has completed transactions, including building, managing and marketing primarily real estate valued at an aggregate of approximately $2 billion. Mr. Herrick serves on the National Board of Directors for People for the American Way. Mr. Herrick served on the advisory board of the Make-A-Wish Foundation and the advisory committee of the National Multi Housing Council. Mr. Herrick is the father of Michael Herrick, our Chief Executive Officer and a director, and Howard Herrick, our Executive Vice President and a director.

     Michael Herrick, 35, is our co-founder and has been our Chief Executive Officer since January 2000 and a director since our inception. Mr. Herrick was our Co-Chief Executive officer from April 1998 to January 2000 and has held various other offices with us since our inception. Since August 1993, Michael Herrick has been an officer (since January 1994, Vice President) of the corporate general partner of a limited partnership, which is a principal shareholder of The Walking Company, a nationwide retailer of comfort and walking footwear and related apparel and accessories. Mr. Herrick is a former member of the Board of Directors of the Audio Publisher's Association. Mr. Herrick is the son of Norton Herrick, our Chairman, and brother of Howard Herrick, our Executive Vice President and a director. Mr. Herrick received his B.A. degree from the University of Michigan.

     Howard Herrick, 37, is our co-founder and has been our Executive Vice President, Editorial Director and a director since our inception. Since August 1993, Howard Herrick has been Vice President of the corporate general partner of a limited partnership, which is a principal shareholder of The Walking Company. Since 1988, Mr. Herrick has been an officer of The Herrick Company, Inc. and is currently its President. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships, which acquire, finance, market, manage and lease office, industrial, motel and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties. Mr. Herrick is the son of Norton Herrick, our Chairman and brother of Michael Herrick, our Chief Executive Officer, President and director.

     Hakan Lindskog, 41, joined MediaBay in July 2000 as Chief Operating Officer of MediaBay and Chief Executive Officer for its Audio Book Club division and became President of MediaBay in November 2001. Mr. Lindskog has 15 years management experience in direct marketing, publishing and Internet consumer services. Before joining our company, he was the former Executive Vice President and Chief Operating Officer of RealHome.com, a free membership web service that provides information and services regarding home buying and home ownership. Prior to joining RealHome.com, Mr. Lindskog was Group Executive Vice President and Chief Operating Officer of International Masters Publishers Group (IMP), a $740 million direct marketer, operating in 19 countries. Mr. Lindskog doubled revenue of its U.S. subsidiary to $330 million and took net income from a $1 million loss to a $33 million profit over a three-year period.

     Stephen M. McLaughlin, 35, has been our Executive Vice President and Chief Technology Officer since February 1999. Prior to joining us, Mr. McLaughlin was Vice President, Information Technology for Preferred Healthcare Staffing, Inc., a nurse-staffing division of Preferred Employers Holdings, Inc. Mr. McLaughlin co-founded and was a director, Chief Operating Officer and Chief Information Officer of NET Healthcare, Inc., from 1997 until it was acquired by Preferred Employers Holdings in August 1998. In 1994, Mr. McLaughlin founded FX Media, Inc., an Internet and multimedia development company. As CEO of FX Media, he served as senior software engineer for all of its projects. Mr. McLaughlin holds a degree in Computer Science and Engineering from the Massachusetts Institute of Technology and conducted research at the MIT Media and Artificial Intelligence labs.

     John F. Levy, 46, joined us in November 1997 and has served as our Executive Vice President and Chief Financial Officer since January 1998. Prior to joining us, Mr. Levy was Senior Vice President of Tamarix Capital Corporation and had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.

     Robert Toro, 37, has been our Senior Vice President of Finance since July 1999, Chief Financial Officer of our Audio Book Club division since November 2001 and an employee since April 1999. Before joining us, Mr. Toro was Senior Vice President of AM Cosmetics Co. and had previously served in senior financial positions in both public and private entertainment and publishing companies. From 1992 through early 1997, Mr. Toro served in various senior financial positions with Marvel Entertainment Group, Inc., a publicly traded youth entertainment company. Mr. Toro is a Certified Public Accountant with six years of progressive experience with the national public accounting firm of Arthur Andersen where he was employed immediately prior to joining Marvel Entertainment Group.

     Roy Abrams, 58, has been a director of MediaBay since October 1997. Since April 1993 and from 1986 through March 1990, Mr. Abrams has owned and operated Abrams Direct Marketing, a marketing consulting firm.

     Paul D. Ehrlich, 57, has been a director since May 2001. Mr. Ehrlich is a Certified Public Accountant and tax and financial consultant. Since August 2000, Mr. Ehrlich has been a Partner with Edwards & Topple, LLP as well as President of Paul D. Ehrlich, CPA, P.C., a tax and financial consulting corporation. From 1981 to August 1, 2000, Mr. Ehrlich was a Shareholder, Tax Specialist and Director of Personal Financial Services of Feldman Sherb & Co., P.C. Mr. Ehrlich has served on the Boards of Directors of several companies and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants (appointed committee member), and the International Association for Financial Planning.

     Carl T. Wolf, 58, has been a director of MediaBay since March 1998. Mr. Wolf is the managing partner of the Lakota Investment Group. Mr. Wolf was formerly Chairman of the Board, President and Chief Executive Officer of Alpine Lace Brands, Inc. Mr. Wolf founded Alpine Lace and its predecessors and had been the Chief Executive Officer of each of them since the inception of Alpine Lace in 1983. Mr. Wolf became a director of Alpine Lace shortly after its incorporation in February 1986.

     Our Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the shareholders in any year. Michael Herrick and Roy Abrams are Class II directors and stand for re-election at the 2002 annual meeting of shareholders. Howard Herrick and Carl Wolf are Class III directors and stand for re-election at the 2003 annual meeting of shareholders. Norton Herrick and Paul Ehrlich are Class I directors and will stand for re-election at the 2004 annual meeting of shareholders. Our executive officers serve at the direction of the Board and until their successors are duly elected and qualified.

     Our Board of Directors held three meetings during the year ended December 31, 2001. The meetings were attended by all of the directors. The Board also took action by unanimous written consent in lieu of meetings.

     We reimburse our directors for reasonable travel expenses incurred in connection with their activities on our behalf, but we do not pay our directors any fees for Board participation.

Board Committee

     We have established an Audit Committee, a Plan Committee and an Operations Committee. The Audit Committee is responsible for making recommendations concerning the engagement of independent public accountants, reviewing the plans and results of the audit engagement with the independent public accountants, approving professional services provided by the independent public accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee is currently comprised of Messrs. Paul Ehrlich (Chairman), Roy Abrams and Carl T. Wolf. We do not have standing compensation or nominating committees.

     The Plan Committee is responsible to administer grants of awards under MediaBay's 2000 and 2001 Stock Incentive Plans and all other matters relating to the Plans, except with respect to persons subject to Section 16 of the Securities Exchange Act of 1934. The Plan Committee is currently comprised of Messrs. Norton and Michael Herrick.

     The Operations Committee is empowered to authorize MediaBay to issue or grant a limited number of equity securities to persons or entities not affiliated with MediaBay or any of its officers or directors. The Operations Committee is currently comprised of Messrs. Norton and Michael Herrick.

Technology Advisory Board

     We have a Technology Advisory Board to assist in the further development and implementation of our new technologies, partnerships, joint ventures and strategic initiatives. The members of the Technology Advisory Board are as follows:

Name                           Position                                    Company
----                           --------                                    -------
Stephen McLaughlin,            Executive Vice President and
Chairman                       Chief Technology Officer                    MediaBay, Inc.

Rob Green                      Business Development Manager,               Microsoft Corporation
                               Digital Media Division,

Mort Greenberg                 Director, Integrated Partnerships           AskJeeves

Timothy W. Mattox              Technology Fund Director                    Dell Corporation

John Ramsey                    Chief Technology Officer                    Virtacon, Inc.

Michael Schoen                 Managing Director                           Credit Suisse First Boston

Harvey Stober                  Managing Partner                            Greystone Partners, L.P.

Carl T. Wolf (*)               Managing Partner                            Lakota Investment Group

     (*) Mr. Wolf is also a director of MediaBay.

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

     Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31 2001, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with.

Item 11.  Executive Compensation

     The following table discloses, for the periods indicated, compensation paid to our Chief Executive Officer and each of the four most highly compensated executive officers.

Summary Compensation Table

                                                                                             Long-Term Compensation
                                                          Annual Compensation                        Awards
                                                   -------------------------------            Securities Underlying
    Name and Principal Position                    Year        Salary       Bonus               Options/SAR's (#)
----------------------------------------           ----       --------      -----            -----------------------
Michael Herrick                                    2001       $175,000      50,000                   150,000
Chief Executive Officer                            2000        154,167      50,000                   600,000
                                                   1999        125,000          --                        --

Hakan Lindskog                                     2001        264,063      50,000                   175,000
President and Chief Operating Officer              2000        107,015          --                   150,000

John F. Levy                                       2001        180,000      17,500                        --
Executive Vice President and Chief                 2000        167,027      15,000                        --
Financial Officer                                  1999        152,125      12,500                    30,000

Steven M. McLaughlin                               2001        178,750          --                        --
Executive Vice President and Chief                 2000        167,500      25,000                    35,000
Technology Officer                                 1999        131,250      15,000                   158,000

Robert Toro                                        2001        159,087      17,500                    50,000
Senior Vice President Finance                      2000        141,784      10,000                    20,000
                                                   1999         97,125          --                    50,000

     Mr. Lindskog joined MediaBay in June 2000, Mr. McLaughlin joined MediaBay in February 1999 and Mr. Toro joined MediaBay in April 1999.

     The following table discloses options granted during the fiscal year ended December 31, 2001 to these executives:

Option/SAR Grants in Fiscal Year Ending December 31, 2001:

                               Number of           % of Total
                                  Shares              Options
                              Underlying           Granted to
                                 Options         Employees in     Exercise Price
Name                             Granted          Fiscal Year           ($/share)   Expiration Date
----                          ----------         ------------     --------------    ---------------
Michael Herrick                  150,000                16.7%              $ .50           11/23/11

Hakan Lindskog                    10,000                 1.1%              $1.00           04/02/07
                                  10,000                 1.1%              $2.00           04/02/07
                                   5,000                  .6%              $3.00           04/02/07
                                  50,000                 5.6%              $1.00           12/31/07
                                  50,000                 5.6%              $3.00           12/31/08
                                  50,000                 5.6%              $5.00           12/31/09

John F. Levy                          --                   --                 --                 --

Steven M. McLaughlin                  --                   --                 --                 --

Robert Toro                        5,000                  .6%              $1.00           04/02/07
                                   5,000                  .6%              $2.00           04/02/07
                                  20,000                 2.2%              $1.00           07/18/07
                                  20,000                 2.2%              $1.00           07/18/08

     The following table sets forth information concerning the number of options owned by these executives and the value of any in-the-money unexercised options as of December 31, 2001. No options were exercised by any of these executives during fiscal 2001.

Aggregated Option Exercises And Fiscal Year-End Option Values

                                    Number of Securities
                                  Underlying Unexercised               Value of Unexercised In-the
                               Options at December 31, 2001         Money Options at December 31, 2001
                             ---------------------------------      ----------------------------------
Name                         Exercisable         Unexercisable      Exercisable          Unexercisable
----                         -----------         -------------      -----------          -------------
Michael Herrick                1,000,000                    --            18,000                    --

Hakan Lindskog                    75,000               250,000                --                    --

Steven McLaughlin                123,000                70,000             4,160                    --

John F. Levy                      80,000                    --                --                    --

Robert Toro                       70,000                50,000                --                    --

The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2001 was $.62.

Employment Agreements

     Effective as of October 22, 2001, we entered into a one-year employment agreement with Norton Herrick, which provides for an annual base salary of $100,000 and such increases and bonuses as the Board of Directors may determine from time to time. The employment agreement does not require that Mr. Herrick devote any stated amount of time to our business and activities and contains non-competition and non-solicitation provisions for the term of the employment agreement and for two years thereafter. If Mr. Herrick's employment is terminated under circumstances described in the employment agreement, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $200,000 or two times the total compensation received by Mr. Herrick from us during the twelve months prior to the date of termination.

     Effective January 1, 2002, we entered into a one-year employment agreement with Michael Herrick, which provides for an annual base salary of $175,000 and a minimum annual bonus of $50,000. Mr. Herrick's salary and bonus shall be reconsidered at least once during the term of the agreement and shall not necessarily be limited to such increase granted other officers. The employment agreement requires Mr. Herrick to devote substantially all of his business time to our business and affairs. The agreement contains non-competition and non-solicitation provisions for the term of the employment agreements and for two years thereafter. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the greater of $525,000 or three times the total compensation received from us during the twelve months prior to the date of termination.

     We have entered into a 39-month employment agreement with Hakan Lindskog effective October 1, 2001. The agreement provides for an annual base salary of $306,250 in the first 12 months of his employment, $350,000 in the next 15 months of the agreement and an annual base compensation of $375,000 in the final 12 months of the agreement. Mr. Lindskog's agreement also provides for a minimum bonus of $45,000 payable August 15, 2002, August 15, 2003 and August 15, 2004. Mr. Lindskog may also receive performance-based bonuses based on our achieving minimum adjusted EBITDA targets. These performance bonuses, if any, would be payable on April 1, 2003, 2004 and 2005. Pursuant to the agreement, we agreed to grant to Mr. Lindskog options to purchase 150,000 shares of common stock. Of the total options granted, options with respect to 50,000 shares have an exercise price of $1.00 and vest on December 31, 2002; options with respect to 50,000 shares have an exercise price of $3.00 and vest on December 31, 2003 and options with respect to 50,000 shares have an exercise price of $5.00 and vest on
December 31, 2004 . In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the greater of 50% of the balance of Mr. Linskog's base salary for the unexpired period of his employment under the agreement or his last six months base salary immediately prior to the termination.

     We have entered into a two-year employment agreement with John Levy effective November 10, 2001. The agreement provided for an annual base salary of $180,000, in the first year of the agreement and an annual base compensation of $190,000 in the second year of the agreement. Mr. Levy's agreement also provided for a minimum bonus of $27,000 in the first year of the agreement and a minimum bonus of $30,000 in the second year of the agreement. Pursuant to the agreement, we agreed to grant to Mr. Levy options to purchase 50,000 shares of common stock. Of the total options granted, options with respect to 17,000 shares have an exercise price of $1.00 and vested on January 2, 2002; options with respect to 17,000 shares have an exercise price of $1.50 and vest on November 10, 2002 and options with respect to 16,000 shares have an exercise price of $2.00 and vest on November 10, 2003. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to $100,000.

     We have entered into a two-year employment agreement with Robert Toro effective July 19, 2001. The agreement provided for an annual base salary of $170,000 in the first year of the agreement and $185,000 in the second year of the agreement. Mr. Toro's agreement also provided for a minimum bonus of $16,500 in the first year of the agreement and a minimum bonus of $18,000 in the second year of the agreement. Pursuant to the agreement, we agreed to grant to Mr. Toro options to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. Of the total options granted, 20,000 vest on July 19,2002 and 20,000 vest on July 19, 2003. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to Mr. Toro's base salary for the unexpired period of his employment under the agreement.

Stock Plans

     Our 1997 Stock Option Plan provides for the grant of stock options to purchase up to 2,000,000 shares. As of March 25, 2002, options to purchase an aggregate of 1,805,000 shares of our common stock have been granted under the 1997 plan.

     Our 1999 Stock Option Plan provides for the grant of to purchase 2,500,000 shares. As of March 25, 2002, options to purchase an aggregate of 1,174,600 shares of our common stock have been granted under the 1999 plan.

     Our 2000 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2000 plan. As of March 25, 2002, options to purchase an aggregate of 3,191,250 shares of our common stock have been granted under the 2000 plan.

     Our 2001 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2001 plan. As of March 25, 2002, no options to purchase shares of our common stock have been granted under the 2001 plan.

     As of March 25, 2002, of the options granted under our plans, options to purchase 5,242,000 shares of our common stock have been granted to our officers and directors as follows: Norton Herrick -- 2,800,000 shares; Michael Herrick -- 1,000,000 shares; Howard Herrick -- 650,000 shares; Hakan Lindskog -- 325,000 shares; John F. Levy -- 130,000 shares; Robert Toro -- 120,000 shares; Carl Wolf -- 152,000 shares; Stephen McLaughlin -- 35,000 shares, Roy Abrams -- 20,000 shares and Paul Ehrlich -- 10,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of common stock, based on information provided by the persons named below in publicly available filings, as of March 25, 2002:

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

                                                                     Number of Shares             Percentage of Shares
        Name and Address of Beneficial Owner                        Beneficially Owned             Beneficially Owned
----------------------------------------------------                ------------------            --------------------
Norton Herrick                                                         17,031,877 (1)                          56.8%
Evan Herrick                                                            5,652,222 (2)                          29.2%
Howard Herrick                                                          4,102,640 (3)                          28.2%
Michael Herrick                                                         1,488,460 (4)                          10.0%
Adage Capital Partners, L.P.
         Adage Capital Partners GP, L.L.C.
         Adage Capital Advisors, L.L.C                                    700,000 (5)                           5.0%
Phillip Gross                                                             700,000 (6)                           5.0%
Robert Atchinson                                                          700,000 (6)                           5.0%
Stephen M. McLaughlin                                                     158,300 (7)                           1.1%
Carl T. Wolf                                                              157,500 (8)                              *
Hakan Lindskog                                                            100,000 (9)                              *
John F. Levy                                                              98,000 (10)                              *
Robert Toro                                                               80,000 (11)                              *
Roy Abrams                                                                20,000 (12)                              *
Paul Ehrlich                                                              10,000 (13)                              *
                                                                    ------------                       -------------
All directors and executive officers as a group (10 persons)          22,758,317                                70.6%
                                                                    ============                       =============

* Less than 1%

(1) Represents (a) 150,700 shares of common stock held by Norton Herrick, (b) 488,460 shares of common stock held by Howard Herrick, (c) 285,000 shares held by M. Huddleston Enterprises, Inc., (d)2,800,000 shares of common stock issuable upon exercise of options, (e) 150,000 shares of common stock issuable upon exercise of options granted to Evan Herrick, (f) 2,828,701 shares of common stock issuable upon exercise of warrants, and (g) 10,329,016 shares issuable upon conversion of convertible promissory notes. Does not include (i) 2,964,180 shares held by the Norton Herrick Irrevocable Trust and (ii) 46,229 shares which may become issuable to Mr. Herrick upon exercise of warrants which may be required to be issued to Mr. Herrick. Evan Herrick has irrevocably granted to Norton Herrick sole voting and dispositive power with respect to the shares of common stock issuable upon exercise of the options held by Evan Herrick. See "Certain Relationships and Related Transactions."

(2) Represents (a) 145,080 shares of common stock, (b) 892,857 shares of common stock issuable upon conversion of a convertible promissory notes (c) 150,000 shares of common stock issuable upon exercise of options and (d) 4,464,285 shares of common stock issuable upon conversion of shares of Series A preferred stock. Does not include 150,000 shares of common stock issuable upon exercise of options as to which Evan Herrick has irrevocably granted to Norton Herrick sole voting and dispositive power. See "Certain Relationships and Related Transactions."

(3) Represents (a) 2,964,180 shares held by the Norton Herrick Irrevocable ABC Trust, (b) 488,460 shares of common stock held by Howard Herrick, and (c) 650,000 shares of common stock issuable upon exercise of options. Howard Herrick is the sole trustee and Norton Herrick is the sole beneficiary of the Norton Herrick Irrevocable ABC Trust. The trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the trust. Howard Herrick has irrevocably granted to Norton Herrick sole dispositive power with respect to the shares of common stock held by Howard Herrick.

(4) Represents 488,460 shares and 1,000,000 shares of common stock issuable upon exercise of options.

(5) Adage Capital Partners, L.P. ("ACP") directly owns 700,000 shares of common stock. Adage Capital Partners GP, L.L.C. ("ACPGP") is the general partner of ACP, and Adage Capital Advisors, L.L.C. ("ACA") is the managing member of ACPGP. ACP has the power to dispose of and the power to vote the shares beneficially owned by it, which power may be received by ACPGP. ACA, as managing member of ACPGP, directs ACPGP's operations.

(6) Messrs. Gross and Atchinson, as managing members of ACA, have shared power to vote the common stock beneficially owned by ACP. (7) Represents 300 shares and 158,000 shares of common stock issuable upon exercise of options. Does not include 35,000 shares of common stock issuable upon exercise of options.

(8) Represents 5,000 shares of common stock and 152,500 shares of common stock issuable upon exercise of options.

(9) Represents shares of common stock issuable upon exercise of options. Does not include 225,000 shares issuable upon exercise of options.

(10) Represents 1,000 shares of common stock and 97,000 shares of common stock issuable upon exercise of options. Does not include 33,000 shares issuable upon exercise of options.

(11) Represents shares of common stock issuable upon exercise of options. Does not include 40,000 shares of common stock issuable upon exercise of options.

(12) Represents shares of common stock issuable upon exercise of options.

(13) Represents shares of common stock issuable upon exercise of options.


Item 13.  Certain Relationships and Related Transactions

     Companies wholly owned by Norton Herrick, our Chairman, have in the past provided accounting, administrative and general office services to us and obtained insurance coverage for us at cost since our inception. We paid these entities $88,000 and $133,000 for these services during the years ended December 31, 2001 and 2000, respectively. In addition, a company wholly owned by Norton Herrick provides us access to a corporate airplane. We generally pay the fuel, fees and other costs related to our use of the airplane directly to the service providers. For use of this airplane, we paid rental fees of approximately $14,000 and $25,000 in each of 2001 and 2000, respectively to Mr. Herrick's affiliate. We anticipate obtaining similar services from time to time from companies affiliated with Norton Herrick, and we will reimburse their costs in providing the services to us.

     From December 1999 through February 2000, Norton Herrick sold $6.2 million principal amount of the note issued to him in December 1998 to two third parties. Under a December 1998 agreement, we issued to Mr. Herrick warrants to purchase 145,221 shares of our common stock at an exercise price of $8.41 per share on terms which were identical to the warrants issued to Mr. Herrick in December 1998.

     In January and February 2000, Norton Herrick sold $4.2 million principal amount of the note issued to him in December 1998 to two unaffiliated third parties. Under a December 1998 letter agreement, we issued to Norton Herrick warrants to purchase an additional 98,554 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

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

     In August 2000, Norton Herrick sold the remaining $2.8 million principal amount of a note issued to him in December 1998 to two unaffiliated third parties. The terms of subordinated debt were modified so that the third parties agreed to waive any interest due to them and convert the entire subordinated debt by December 31, 2000. One of the unaffiliated third parties converted $0.8 million principal amount of the note into 440,000 shares of our common stock. The third parties failed to pay Mr. Herrick the entire purchase price of the note they purchased. In December 2000, the parties rescinded the transaction as to $2.0 million principal amount of the note, which was not converted or paid for. As a result of these transactions, under a December 1998 letter agreement, we issued to Mr. Herrick warrants to purchase an additional 18,480 shares of our common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

     In the fourth quarter of 2000, Glebe Resources, Inc., a company wholly owned by Norton Herrick ("Glebe"), purchased $.2 million of audiobook inventory from Doubleday Direct, Inc. MediaBay, Inc. subsequently sold the audiobooks and the funds were remitted to Glebe in March 2001. The inventory was sold at Glebe's cost and Glebe did not profit by the transaction.

     Interest on subordinated debentures held by a third party in the amount of $97,000 for the three months ended September 30, 2000 was advanced by a company wholly-owned by the Herrick family in November 2000. In 2001, the same company advanced an additional $97,000 in interest for the three months ended December 31, 2000 to the same third party. The Company subsequently paid the interest, and neither Mr. Herrick nor his wholly owned company received any compensation for or profit from these transactions.

     In December 2000, Huntingdon Corporation, an affiliate of Norton Herrick ("Huntingdon") lent us $0.5 million and in February 2001 an additional $0.3 million. Huntingdon was issued a senior subordinated convertible note secured by a second lien on all of our assets and the assets of our subsidiaries, except inventory, receivables and cash. The note bears interest at 12%, with such interest being payable in kind, common stock or cash at the holder's option, provided that, if the holder elects to receive an interest payment in cash, that payment will accrue until we are permitted under our revolving credit facility to make the cash payment. The note is due April 15, 2003. The notes are convertible into shares of our common stock at the rate of $0.56 principal amount per share.

     On May 14, 2001, we issued a $2.5 million secured senior convertible note to Huntingdon, in consideration for loans made by Huntingdon to the Company in the amount of $2.5 million. This note is convertible into MediaBay common stock at a conversion rate of $0.56 per share. The convertible note, in certain respects, ranks pari passu with the current revolving credit facility and has a security interest in all our assets, except inventory, receivables and cash. The note bears interest at the prime rate plus 2% and matures on January 15, 2003. Interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash.

     On May 14, 2001, the Company also modified a $2.0 million senior subordinated convertible note held by Norton Herrick as consideration for Mr. Herrick's consent to the above transactions, elimination of the variable conversion price feature of the note and foregoing current cash interest until MediaBay's revolving credit facility is repaid. The modified note is convertible into common stock at a conversion rate of $0.56 per share and interest, at Mr. Herrick's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash. Mr. Herrick was granted registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

     In 2001, Glebe, on MediaBay's behalf, advanced a security deposit to a vendor in the amount of $100,000. The advance was subsequently repaid and Glebe received no compensation for and did not profit from this transaction.

     On January 18, 2002, Evan Herrick, a principal shareholder of the Company, exchanged $2.5 million principal amount of a $3.0 million principal amount convertible note of MediaBay (the "Note") in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2.5 million. The Preferred Share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

     As previously agreed to with us, if we required, on February 22, 2002, Huntingdon purchased a $500 principal amount convertible senior promissory note due June 30, 2003 (the "Note"). The Note is convertible into shares of Common Stock at the rate of $0.56 of principal and/or interest per share. The Note was issued in consideration of a $500,000 loan made by Huntingdon to us. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, we granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $0.56 per share. The warrants are exercisable until May 14, 2011.

     On March 1, 2002, we acquired inventory and licensing agreements, including the exclusive license to The Shadow radio programs. A payment of $333,000 has been paid and additional payments of nine monthly installments of $74,000 commence on June 15, 2002. Norton Herrick, our chairman, has guaranteed the payments for no consideration from the Company.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Exhibits
------------
3.1      Restated Articles of Incorporation of the Registrant.+

3.2      Articles of Amendment to Articles of Incorporation.+++++

3.3      Articles of Amendment to Articles of Incorporation.++++++

3.4      Amended and Restated By-Laws of the Registrant.++++++

3.5 Articles of Amendment to Articles of Incorporation of the Registration filed with the Department of State of the State of Florida on January 18, 2002.+++++++++++

10.1     Employment Agreement between the Registrant and Norton Herrick.

10.2     Employment Agreement between the Registrant and Michael Herrick.

10.3     Employment Agreement between the Registrant and Robert Toro.

10.4     Employment Agreement between the Registrant and John Levy.

10.5     Employment Agreement between our subsidiary and Hakan Lindskog.

10.6 Put Agreement, dated as of December 11, 1998, by and between the Registrant and Premier Electronic Laboratories, Inc.+++

10.7 Registration and Shareholder Rights Agreement, dated as of December 30, 1998, by and among the Registrant and The Columbia House Company, WCI Record Club Inc. and Sony Music Entertainment Inc.+++

10.8     $4,200,000   Principal  Amount  9%  Convertible   Senior   Subordinated
         Promissory Note of the Registrant to ABC Investment, L.L.C. due December 31, 2004.

10.9 Modification Letter, dated December 31, 1998, among Norton Herrick, the Registrant and Fleet National Bank+++

10.10 Security Agreement, dated as of December 31, 1998, by and among the Registrant, Classic Radio Holding Corp. and Classic Radio Acquisition Corp. and Norton Herrick.+++

10.11    1997 Stock Option Plan+

10.12    1999 Stock Incentive Plan++++

10.13    2000 Stock Incentive Plan+++++++

10.14    2001 Stock Incentive Plan++++++++++

10.15 Amended and Restated Credit Agreement dated as of April 30, 2001, among Registrant Audio Book Club, Inc. ("ABC"), Radio Spirits, Inc. ("RSI") and ING (U.S.) Capital LLC ("ING"). +++++++++

10.16 Form of Amended and Restated Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VideoYesteryear, Inc. ("VYI"), MediaBay.com, Inc. ("MBCI"), Audiobookclub.com ("ABCC"), ABC-COA Acquisition Corp. (abc-coa"), MediaBay Services, Inc. ("MSI"), ABC Investment Corp. ("AIC"), MediaBay Publishing, Inc. ("MPI"), Radio Classics, Inc. ("RCI") and ING. +++++++++

10.17 Form of Amended and Restated Intellectual Property Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VYI, MBCI, ABCC, ABC-COA, MSI, AIC, MPI, RCI and ING. +++++++++

10.18    $1,984,250   principal  amount  9%  convertible   senior   subordinated
         promissory note of Registrant issued to Norton Herrick due December 31, 2004. +++++++++

(a) Exhibits
------------
10.19 $500,000 principal amount 9% convertible senior subordinated promissory note of Registrant issued to Evan Herrick due December 31, 2004.

10.20    $2,500,000  principal  amount  convertible  senior  promissory  note of
         Registrant  issued  to  Huntingdon   Corporation   ("Huntingdon")   due
         September 30, 2002. +++++++++

10.21    $800,000   principal   amount  12%  convertible   senior   subordinated
         promissory note of Registrant issued to Huntingdon due December 31, 2002. +++++++++

10.22 Form of Security Agreement dated as of April 30, 2001 between Registrant, the subsidiaries of Registrant set forth on Schedule 2 annexed thereto and Huntingdon. +++++++++

10.23    $500,000   principal  amount  convertible  senior  promissory  note  of
         Registrant issued to Huntingdon due June 30, 2003.

21.1     Subsidiaries of the Company.++++++++

23.1     Consent of Deloitte and Touche LLP.

+ Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-30665) effective October 22, 1997.

++ Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for reportable event dated December 14, 1998.

+++ Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

++++ Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated February 23, 1999.

+++++ Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

++++++ Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-95793) effective March 14, 2000.

+++++++ Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated May 23, 2000.

++++++++ Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

+++++++++     Incorporated by reference to the applicable  exhibit  contained in our Quarterly Report on Form 10-QSB for the quarterly period ended
              March 31, 2001.

++++++++++    Incorporated by reference to the applicable  exhibit  contained in our proxy statement dated September 21, 2001.

+++++++++++   Incorporated by reference to the applicable  exhibit  contained in our Current Report on Form 8-K for reportable  event dated January
              18, 2002.


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


                                                      MEDIABAY, INC.



                                                  By: /s/ Norton Herrick
                                                      --------------------------
                                                      Norton Herrick, Chairman

     Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                                     Title                                         Date
          ---------                                     -----                                         ----
      /s/ Norton Herrick                Director and Chairman (Principal Executive Officer)        April 1, 2002
------------------------------
        Norton Herrick


     /s/ Michael Herrick                Director, Chief Executive Officer and President            April 1, 2002
------------------------------
       Michael Herrick


      /s/ Howard Herrick                Director and Executive Vice President                      April 1, 2002
------------------------------
        Howard Herrick


       s/ John F. Levy                  Executive Vice President and Chief Financial Officer       April 1, 2002
------------------------------          (Principal Financial and Accounting Officer)
         John F. Levy


        /s/ Roy Abrams                  Director                                                   April 1, 2002
------------------------------
          Roy Abrams


        /s/ Carl Wolf                   Director                                                   April 1, 2002
------------------------------
          Carl Wolf


       /s/ Paul Ehrlich                 Director                                                   April 1, 2002
------------------------------
         Paul Ehrlich

                                 MediaBay, Inc.

                                    Form 10-K

                                     Item 8

                          Index to Financial Statements


Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-3

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999                                             F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999                                             F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999                                             F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II-Valuation and Qualifying Accounts and Reserves                   S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MediaBay, Inc.


     We have audited the accompanying consolidated balance sheets of MediaBay, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14-b. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MediaBay, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP

Parsippany, New Jersey

April 1, 2002

                                 MEDIABAY, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                              December 31,
                                                                                            2001        2000
                                                                                          --------    --------
                                         Assets
Current assets:
  Cash and cash equivalents ...........................................................   $     64    $    498
  Accounts receivable, net of allowances for sales returns and doubtful accounts of
      $4,539 and $4,516 at December 31, 2001 and 2000,
      respectively ....................................................................      4,798       5,415
  Inventory ...........................................................................      4,061       6,687
  Prepaid expenses and other current assets ...........................................      1,807       1,104
  Royalty advances ....................................................................        773       3,712
  Deferred member acquisition costs ...................................................      3,435       7,520
  Deferred income taxes - current .....................................................        550          --
                                                                                          --------    --------
    Total current assets ..............................................................     15,488      24,936
Fixed assets, net .....................................................................        467       1,708
Deferred member acquisition costs .....................................................      1,433       5,062
Non-current prepaid expenses ..........................................................         24         177
Deferred income taxes - non-current ...................................................     16,650          --
Investment in I-Jam Multimedia LLC ....................................................         --       2,000
Other intangibles, net of accumulated amortization of $4,590 and $8,781 at December 31,
    2001 and 2000, respectively .......................................................      2,292       6,891
Goodwill, net of accumulated amortization of $1,518 and $1,009 at December 31, 2001 and
    2000, respectively ................................................................      8,649       9,158
                                                                                          --------    --------
                                                                                          $ 45,003    $ 49,932
                                                                                          ========    ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ...............................................   $ 13,891    $ 16,703
  Current portion -- long-term debt ...................................................      1,600         400
                                                                                          --------    --------
    Total current liabilities .........................................................     15,491      17,103
                                                                                          --------    --------
Long-term debt ........................................................................     17,064      15,864
                                                                                          --------    --------
Preferred Stock, no par value, authorized 5,000,000 shares; no shares issued and
    outstanding .......................................................................         --          --
Common stock subject to contingent put rights .........................................      4,550       4,550
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding
    13,861,866 at December 31, 2001 and 2000 ..........................................     93,468      93,468
Contributed capital ...................................................................      4,094       3,761
Accumulated deficit ...................................................................    (89,664)    (84,814)
                                                                                          --------    --------
Total common stockholders' equity .....................................................      7,898      12,415
                                                                                          --------    --------
                                                                                          $ 45,003    $ 49,932
                                                                                          ========    ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                  Years ended December 31,
                                                                2001        2000        1999
                                                              --------    --------    --------
Sales .....................................................   $ 54,904    $ 59,881    $ 62,805
Returns, discounts and allowances .........................     13,099      15,455      16,578
                                                              --------    --------    --------
      Net sales ...........................................     41,805      44,426      46,227
Cost of sales .............................................     19,783      23,044      23,687
Cost of sales - write-downs ...............................      2,261          --          --
Advertising and promotion .................................     11,922      11,023       8,118
Advertising and promotion write-downs .....................      3,971          --          --
General and administrative ................................     11,483      13,964       9,799
Asset write-downs and strategic charges ...................      7,044          --          --
Depreciation and amortization .............................      5,156       7,984       6,812
Non-cash write-down of goodwill ...........................         --      38,226          --
                                                              --------    --------    --------
      Operating loss ......................................    (19,815)    (49,815)     (2,189)
Interest expense ..........................................     (2,235)     (2,787)     (4,645)
Interest income ...........................................         --         106         127
                                                              --------    --------    --------
      Loss before income tax benefit and extraordinary item    (22,050)    (52,496)     (6,707)
Benefit for income taxes ..................................     17,200          --          --
                                                              --------    --------    --------
      Loss before extraordinary item ......................     (4,850)    (52,496)     (6,707)
Extraordinary loss on early extinguishment of debt ........         --      (2,152)         --
                                                              --------    --------    --------
      Net loss ............................................   $ (4,850)   $(54,648)   $ (6,707)
                                                              ========    ========    ========
Basic and diluted loss per share:
  Loss before extraordinary item ..........................   $   (.35)   $  (4.13)   $   (.82)
  Extraordinary loss on early extinguishment of debt ......         --        (.17)         --
                                                              --------    --------    --------
      Net loss ............................................   $   (.35)   $  (4.30)   $   (.82)
                                                              ========    ========    ========

     See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2001, 2000 and 1999
                             (Amounts in thousands)

                                                        Common stock -
                                                           number of   Common stock -   Contributed    Accumulated
                                                            shares      no par value      capital        deficit
                                                        -------------- --------------   ------------   ------------
Balance at January 1, 1999 ...........................          7,079   $     28,960    $      2,323   $    (23,459)
Sale of common stock .................................          2,040         24,921              --             --
Fees and costs related to equity offerings ...........             --         (1,434)             --             --
Contingent put activity ..............................             --          4,001              --             --
Proceeds from exercise of stock options ..............             21             95              --             --
Warrants granted for financing and consulting services             --             --           1,132             --
Conversion of convertible subordinated notes .........            198          2,200              --             --
Net loss .............................................             --             --              --         (6,707)
                                                         ------------   ------------    ------------   ------------
Balance at December 31, 1999 .........................          9,338         58,743           3,455        (30,166)
Sale of common stock .................................          3,650         32,850              --             --
Fees and costs related to equity offerings ...........             --         (3,474)             --             --
Contingent put activity ..............................             --           (267)             --             --
Warrants granted for financing and consulting services             --             --             306             --
Conversion of convertible subordinated notes .........            874          5,616              --             --
Net loss .............................................             --             --              --        (54,648)
                                                         ------------   ------------    ------------   ------------
Balance at December 31, 2000 .........................         13,862   $     93,468    $      3,761   $    (84,814)
Warrants granted for financing and consulting services             --             --             333             --
Net loss .............................................             --             --              --         (4,850)
                                                         ------------   ------------    ------------   ------------
Balance at December 31, 2001 .........................         13,862   $     93,468    $      4,094   $    (89,664)
                                                         ============   ============    ============   ============

     See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                    Years ended December 31,
                                                                                  2001        2000        1999
                                                                                --------    --------    --------
Cash flows from operating activities:
Net loss ....................................................................   $ (4,850)   $(54,648)   $ (6,707)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................      5,156       7,984       6,812
    Amortization of deferred member acquisition costs .......................      7,489       6,029       1,603
    Amortization of deferred financing costs ................................        456         349         407
    Deferred income tax benefit .............................................    (17,200)         --          --
    Asset write-downs and strategic charges .................................     13,276          --          --
    Non-cash write-down of goodwill .........................................         --      38,226          --
    Extraordinary loss on early extinguishment of debt ......................         --       2,152          --
    Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
      Decrease (increase) in accounts receivable, net .......................        321       3,476      (3,969)
      Decrease (increase) in inventory ......................................        365         495      (2,055)
      (Increase) decrease  in prepaid expenses and other current assets .....       (558)        251        (383)
      Decrease (increase) in royalty advances ...............................        590        (777)     (1,534)
      Increase in deferred member acquisition costs .........................     (3,748)     (9,313)    (10,899)
      (Decrease) increase in accounts payable and accrued expenses ..........     (3,360)        148      10,149
                                                                                --------    --------    --------
        Net cash used in operating activities ...............................     (2,063)     (5,628)     (6,576)
                                                                                --------    --------    --------
Cash flows from investing activities:
  Purchase of short-term investments ........................................         --          --        (100)
  Purchase of fixed assets ..................................................       (188)       (873)       (713)
  Maturity of short-term investments ........................................         --         100         500
  Investment in I-Jam Multimedia LLC ........................................         --      (2,000)         --
  Additions to intangible assets ............................................       (110)         --          --
  Cash paid in acquisitions .................................................         --      (1,250)    (19,985)
                                                                                --------    --------    --------
        Net cash used in investing activities ...............................       (298)     (4,023)    (20,298)
                                                                                --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable - related parties .................      2,800       2,500       5,350
  Proceeds from borrowings with banks .......................................         --          --      11,080
  Repayment of long-term debt ...............................................       (400)    (21,723)    (15,127)
  Increase in deferred financing costs ......................................       (473)       (203)       (838)
  Proceeds from exercise of stock options ...................................         --          --          95
  Proceeds from sale of common stock, net of costs ..........................         --      29,377      23,826
                                                                                --------    --------    --------
        Net cash provided by financing activities ...........................      1,927       9,951      24,386
                                                                                --------    --------    --------
Net (decrease) increase in cash and cash equivalents ........................       (434)        300      (2,488)
Cash and cash equivalents at beginning of period ............................        498         198       2,686
                                                                                --------    --------    --------
Cash and cash equivalents at end of period ..................................   $     64    $    498    $    198
                                                                                ========    ========    ========

         See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(1) Organization

     MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a leading seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company markets audiobooks primarily through its Audio Book Club. Its old-time radio and classic video programs are marketed through direct-mail catalogs, over the Internet at RadioSpirits.com and, on a wholesale basis, to major retailers.

(2) Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts have been eliminated.

Cash and Cash Equivalents

     Securities with maturities of three months or less when purchased are considered to be cash equivalents.

Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments.

     The fair value of long-term debt is estimated based on the interest rates currently available for borrowings with similar terms and maturities. The carrying value of the Company's long-term debt approximates fair value.

Inventory

     Inventory, consisting primarily of audiocassettes and compact discs held for resale, is valued at the lower of cost (weighted average cost method) or market.

Prepaid Expenses

     Prepaid expenses consist principally of deposits and other amounts being expensed over the period of benefit. All current prepaid expenses will be expensed over a period no greater than the next twelve months.

Fixed Assets, Computer Software and Internet Web Site Development Costs

     Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, and web site development costs are recorded at cost. Depreciation and amortization, which includes the amortization of equipment under capital leases, is provided by the straight-line method over the estimated useful life of three years (the lease term) for computer equipment and five years (the lease term) for sound equipment under capital leases, five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, and two years for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred as are all internal costs and charges.

Intangible Assets

     Intangible assets, principally consisting of customer lists and certain agreements acquired in the acquisitions, are being amortized over their estimated useful life.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(2) Significant Accounting Policies (continued)

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. Goodwill is amortized over the estimated period of benefit not to exceed 20 years. The carrying value of acquired assets, including goodwill, is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of these assets may not be recoverable. If this evaluation indicates that acquired assets and goodwill may not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals.

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

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(2) Significant Accounting Policies (continued)

Deferred Member Acquisition Costs

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Prior to 1999, the Company had expensed these costs as incurred. Beginning in 1999, a determination was made that the Company had developed sufficient history on its customers to capitalize such costs. Accordingly, the Company has capitalized direct response advertising costs and amortizes these costs over the period of future benefit, which has been determined to be generally 30 months. The costs are being amortized consistent with the recognition of related revenue.

Royalties

     The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. Royalties, in excess of advances, are payable based on contractual terms. Royalty advances not expected to be recovered through royalties on sales are charged to royalty expense.

Use of Estimates

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

(3) Acquisitions

Acquisition of Doubleday Direct's Audiobooks Direct

     On June 15, 1999, a wholly owned subsidiary of the Company acquired from Doubleday Direct, Inc. ("Doubleday") its business of direct marketing and distribution of audiobooks and related products through Doubleday's Audiobooks Direct Club ("Audiobooks Direct"). At the time of the acquisition, Audiobooks Direct was one of the industry's leading direct marketers of audiobooks using a membership club format.

     As part of the acquisition, the Company acquired Audiobooks Direct's total membership file of over 500,000 members as well as some other assets relating exclusively to the Audiobooks Direct Club. The Company also entered into a reciprocal marketing arrangement with Doubleday.

     In addition, the Company entered into a non-compete agreement whereby Doubleday agreed not to engage in designated activities, which compete with the operation of the Company's Audio Book Club for five years.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(3) Acquisitions (continued)

     As consideration for the acquisition and the related transactions, including the mailing, non-compete, and transitional services agreements, Doubleday received from the Company cash consideration of $19,865. The Company also incurred costs and fees of $646. The Company has accounted for the acquisition using the purchase method of accounting. The total purchase price of $20,511 has been accounted for under the purchase method of accounting. The Company has identified $4,372 of intangible assets (representing customer lists, a covenant not to compete and certain agreements acquired in the acquisition) and $15,076 of goodwill. Identifiable intangible assets have been amortized over their estimated useful lives (ranging from 3 to 5 years). In the fourth quarter of 2000, the Company reviewed long-lived assets and certain identifiable intangibles, including goodwill, for impairment in accordance with FASB Statement of Standards 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FASB 121"). Goodwill relating to the Doubleday acquisition has been written off (see Note 6).

     The following unaudited combined pro forma results of operations for the year ended December 31, 1999 assumes the acquisition of substantially all of the assets used by Doubleday Direct, Inc. in its Audiobooks Direct Club on June 15, 1999 occurred as of January 1, 1999:

                          Year ended December 31, 1999

                Net sales ..........................   $ 54,273
                                                       ========
                Net loss ...........................   $ (9,345)
                                                       ========
                Loss per share (basic and diluted) .   $  (1.14)
                                                       ========

(4) Asset Write-Downs and Strategic Charges

     The Company conducted a review of its operations including product offerings, marketing methods and fulfillment. In the third quarter of 2001, the Company began to implement a series of actions and decisions designed to improve gross profit margin, refine its marketing efforts and reduce general and administrative costs. Specifically, the Company reduced the number of items offered for sale at both its Radio Spirits and Audio Book Club subsidiaries, has moved fulfillment of its old-time radio products to a third party fulfillment provider, limited its investment and marketing efforts in downloadable audio and refined its marketing of old-time radio products and its marketing efforts to existing Audio Book Club members. In connection with the movement of the fulfillment of old-time radio products to a third party provider, the Company intends to close its old-time radio operations in Schaumburg, Illinois and run all of its operations from its corporate headquarters located in Cedar Knolls, New Jersey. The Company has also reviewed its general and administrative costs and has eliminated certain activities unrelated to its old-time radio and Audio Book Club operations.

     As a result of these third quarter decisions, the Company recorded $11,276 of strategic charges. These charges include the following:

     o $2,261 of inventory written down to net realizable value due to a reduction in the number of stock keeping units (SKU's);

     o $2,389 of write-downs to deferred member acquisition costs at Audio Book Club related to new member acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections;

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(4) Asset Write-Downs and Strategic Charges (continued)

     o $1,885 of write-downs to royalty advances paid to audiobook publishers and other license holders primarily associated with inventory titles that will no longer be carried and sold to members;

     o $1,582 of write-downs to deferred member acquisition costs at Radio Spirits related to old-time radio new customer acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections;

     o a write-down of $683 of customer lists acquired in the Columbia House Audiobook Club purchase due to the inability to recover this asset through future operations;

     o $635 of fixed assets of the old-time radio operations written down to net realizable value due to the closing of the Schaumburg, Illinois facility;

     o    $464  of  write-downs  of  royalty   advances  paid  for  downloadable
          licensing rights that are no longer recoverable due to the strategic decisions made;

     o    $357 of write-downs of prepaid assets,

     o    $297 of write-offs to receivables

     o $192 of net write-offs of capitalized website development costs related to downloadable audio all of which are no longer recoverable due to the strategic changes in the business; and

     o $531 accrued for lease termination costs in connection with the closing of the Schaumburg, Illinois facility.

     Of these charges, $2,261 related to inventory write-downs has been recorded to costs of sales - write-downs, $3,971 has been recorded to advertising and promotion - write-downs and the remaining $5,044 has been recorded to asset write-downs and strategic charges.

     In addition to these strategic charges, the Company recorded a charge of $2,000 to write-off the entire carrying amount of its cost method investment in I-Jam. This charge has been recorded to asset write-downs and strategic charges. The Company has determined that an other than temporary decline in the value of this investment has occurred in 2001 triggered by a strategic change in the direction of the investee as a result of continued losses and operating deficiencies, along with projected future losses.

(5) Fixed Assets

     Fixed Assets consist of the following as of December 31,:

                                         2001       2000
          Capitalized leases .......   $   270    $   270
          Equipment ................       443        758
          Furniture and fixtures ...        91        165
          Leasehold improvements ...        56        476
          Web site development costs        57      1,615
                                       -------    -------
          Total ....................       917      3,284
          Accumulated depreciation .      (450)    (1,576)
                                       -------    -------
                                       $   467    $ 1,708
                                       =======    =======

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $601, $684 and $522, respectively.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(6) Goodwill

     During the fourth quarter of 2000, the Company reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment in accordance with FASB 121 due to a change in facts and circumstances. In the fourth quarter of 2000, the Company made a strategic decision to reduce spending on marketing to customers acquired in the Company's acquisitions of the Columbia House Audiobook Club, Doubleday Direct's Audiobooks Direct and Adventures in Cassettes in order to focus its resources on more profitable revenue sources. In addition, the Company has sold the remaining inventory acquired in its acquisition of Adventures in Cassettes and does not expect to derive any future revenues associated with this business. Consequently, the Company determined that the revised estimates of cash flows from such operations would no longer be sufficient to recover the carrying value of goodwill associated with these businesses. As a result, in the fourth quarter of 2000, the Company determined that the goodwill associated with these businesses was impaired and has recorded an impairment charge of $38,226. The impairment charge was measured as the difference between the carrying value of the goodwill and its fair value, which was based upon discounted cash flows. The remaining balance of goodwill outstanding pertains to the Company's Radio Spirits' business.

(7) Long-Term Debt

As of December 31, .......................     2001        2000
Credit agreement, senior secured bank debt   $  6,180    $  6,580
Subordinated debt ........................      4,200       4,200
Related party notes ......................      8,284       5,484
                                             --------    --------
                                               18,664      16,264
Less: current maturities .................     (1,600)       (400)
                                             --------    --------
                                             $ 17,064    $ 15,864
                                             ========    ========

Bank Debt

     In December 1998, the Company obtained Senior Secured Bank Debt from (i) Fleet National Bank ("Fleet") and (ii) ING (U.S.) Capital Corporation pursuant to a Credit Agreement dated December 31, 1998. Fleet subsequently sold their portion of the loan to Patriarch Capital ("Patriarch"). The Company granted to the lenders a security interest in substantially all of the Company's assets and the assets of its subsidiaries and pledged the capital stock of its subsidiaries to the lenders as collateral under the Credit Agreement. In June 1999, in connection with the acquisition of Audiobooks Direct, the Company, Fleet National Bank and ING (U.S.) Capital Corporation amended the terms of the Company's existing credit agreement to provide for an additional $6,000 of term loans.

     In connection with the 1999 financing, the Company issued to the lenders three-year warrants to purchase up to an aggregate of 119,940 shares of the Company's common stock with an expiration date of June 15, 2004, an initial exercise price of $14.20, and a valuation of $2.63 per warrant using the Black-Scholes valuation model. All warrants are subject to certain adjustments and the total value of the warrants has been included in deferred financing costs.

     In March 2000, the Company made a quarterly payment of principal on its term debt of $930. In April 2000, the Company repaid $20,293 of its bank debt out of the net proceeds from the follow-on primary offering, (See Note 12) representing the remaining term portion of such debt. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(7) Long-Term Debt (continued)

debt. Also in April 2000, the Company amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. In June 2000, the Company paid down its bank debt by an additional $500.

     On April 30, 2001, the maturity date of the principal amount of the revolving credit facility of $6,580 was extended to September 30, 2002 with certain conditions. The interest rate for the revolving credit facility is the prime rate plus 2%. At December 31, 2001, the interest rate on the borrowings was 6.75%. In September and December 2001, in accordance with the loan agreement, the Company made principal payments totaling $400 on its revolving credit facility and the amount, which may be borrowed under the revolving loan agreement was reduced to $6,180, the amount outstanding under the revolving loan agreement. A payment of $300 was made in March 2002.

     On April 1, 2002, the maturity date of the principal amount of the revolving credit facility of $5,880 was extended to January 15, 2003 with certain conditions. In addition to the $300 principal payment made in March 2002, the Company is required to make payments in 2002, of $200 on May 31, 2002 and June 30,2002 and monthly payments of $150 at the end of each month beginning in July 2002 and ending December 31, 2002.

Related Party Debt

     In December 1998, the Company obtained a portion of the financing for its acquisitions of Columbia House's Audiobook Club and its old-time radio and classic video products from Norton Herrick, Chairman of the Company, by issuing him a $15,000 principal amount 9% convertible subordinated promissory note due December 31, 2004. In January 1999, $1,000 of the note was repaid. As additional consideration, Mr. Herrick was issued five-year warrants to purchase 850,000 shares of our common stock at an exercise price of $12.00 per share, subject to adjustment. The note is subordinated to the Company's obligations under its credit facility with Patriarch and ING and is secured by a second lien security interest on assets of the Company's old-time radio and classic video operations. The independent members of the Company's Board of Directors approved the terms of Mr. Herrick's loan. The Company also received a fairness opinion in connection with this loan.

     The Company also obtained a portion of the financing for the acquisition of Audiobooks Direct by borrowing $4,350 from Mr. Herrick under a bridge convertible senior subordinated promissory note in June 1999. In a separate letter agreement, the Company agreed, that if the Company repaid or refinanced this note with debt or equity financing provided by anyone other than Mr. Herrick or a family member or affiliate of Mr. Herrick, the Company would issue to Mr. Herrick warrants to purchase an additional 125,000 shares of common stock at $8.41 per share, which warrants would be identical to the warrants issued to him in connection with the initial note issued to Mr. Herrick in December 1998. In July 1999, this promissory note was repaid and the warrants were issued upon receipt of stockholder approval in September 1999.

     In August 1999, Norton Herrick sold $5,000 of the $14,000 9% convertible senior subordinated promissory note to an unaffiliated third party. The $5,000 promissory note has substantially the same terms and conditions as the original promissory note bearing interest at 9% per annum and convertible at $11.125 per share, subject to adjustment. The unaffiliated third party converted $800 of the note into 71,910 shares of the Company's common stock.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(7) Long-Term Debt (continued)

     In December 1999, Mr. Herrick sold an additional $2,000 principal amount of the note issued to him in December 1998 to an unaffiliated third party. The third party converted the 2,000 principal amount note into 179,775 shares of the Company's common stock. Pursuant to the December 1998 letter agreement, the Company has issued to Mr. Herrick warrants to purchase 186,667 at an exercise price of $8.41 per share.

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

     In April and August 2000, the Company's Board of Directors determined that reducing the conversion price of the $3,000 principal amount 9% convertible notes due December 31, 2004 issued to Evan Herrick to the then current market value of the Company's common stock would be more favorable to the Company than accepting the alternatives available to the Company to refinance or replace the notes. The Company revised the terms of the $3,000 principal amount 9% convertible promissory notes due December 31, 2004 to Evan Herrick. Evan Herrick waived interest on the notes from July 1, 2000 to December 31, 2000 and after December 31, 2000 agreed to accept payment of interest in cash or common stock at the Company's option under certain circumstances.

     In January and February 2000, Norton Herrick sold $4,224 principal amount of the note issued to him in December 1998 to two unaffiliated third parties, which was converted into 379,662 shares of the Company's common stock. Under the December 1998 letter agreement, the Company issued to Norton Herrick warrants to purchase an additional 98,554 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

     In August 2000, Mr. Herrick sold the remaining $2,776 principal amount of the note issued to him in December 1998 to two unaffiliated third parties. The terms of subordinated debt were modified so that the third parties agreed to waive any interest due to them and convert the entire subordinated debt by December 31, 2000. One of the unaffiliated third parties converted $792 principal amount of the note into 440,000 shares of our common stock. The third parties failed to pay Mr. Herrick the entire purchase price of the note they purchased. In December 2000, the parties rescinded the transaction as to $1,984 principal amount of the note, which was not converted or paid for. As a result of these transactions under a December 1998 letter agreement, the Company issued to Norton Herrick warrants to purchase an additional 18,480 shares of its common stock at an exercise price of $8.41 per share. No compensation has been recognized in relation to this transaction.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(7) Long-Term Debt (continued)

     On May 14, 2001 the Company issued a $2,500 secured senior convertible note to Huntingdon Corporation ("Huntingdon"), a company wholly owned by MediaBay's chairman, Norton Herrick, in consideration for loans made by Huntingdon to the Company in the amount of $2,500. This note is convertible into MediaBay common stock at a conversion rate of $0.56 per share. The convertible note, in certain respects, ranks pari passu with the current revolving credit facility and has a security interest in all of the assets of the Company, except inventory, receivables and cash. The note bears interest at the prime rate plus 2% and matures on January 15, 2003. Interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash.

     The Company also issued an $800 secured senior subordinated convertible note to Huntingdon in consideration of $800 of advances made by Huntingdon in December 2000 and February 2001. The note bears interest at 12% per annum and interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash. The note is convertible into MediaBay common stock at a conversion rate of $0.56 per share and is secured by a second security interest in all of the assets of the Company, except inventory, receivables and cash. The note matures on April 15, 2003.

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

     On May 14, 2001, the Company also modified a $1,984 senior subordinated convertible note held by Norton Herrick as consideration for Mr. Herrick's consent to the above transactions, elimination of the variable conversion price feature of the note and foregoing current cash interest until MediaBay's revolving credit facility is repaid. The modified note is convertible into common stock at a conversion rate of $0.56 per share and interest, at Mr. Herrick's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash. Mr. Herrick was granted registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

     On May 14, 2001, the Company also modified a $3,000 senior subordinated convertible note held by Evan Herrick, Norton Herrick's son, as consideration for Mr. Norton Herrick's consent to the transactions and agreement to exchange the note for preferred stock if requested by MediaBay under specified circumstances. The modified note, which does not permit cash interest to be paid currently, is convertible into common stock at a conversion rate of $0.56 per share.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(7) Long-Term Debt (continued)

     On  January  18,  2002,  Evan  Herrick,  a  principal  shareholder  of  the
Registrant, exchanged $2,500 million principal amount of a $3,000 million principal amount convertible note of MediaBay, Inc. (the "Note") in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2,500 million. The Preferred Share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

     For debt outstanding at December 31, 2001 the loans mature as follows:

     Year Ending December 31,

          2002....................         1,600
          2003....................         7,880
          2004....................         9,184
                                         -------
          Total maturities......         $18,664
                                         =======

(8) Commitments and Contingencies

     Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $272, $351 and $234, respectively.

     The Company leases 8,000 and 8,400 square feet of space in Schaumburg, Illinois pursuant to two lease agreements which both expire December 2005, subject to a three-year renewal option. The monthly rent for the first lease is $5. Monthly rent for the second lease is $4 plus $2 per month related to Lessor's leasehold improvements. The Company is currently seeking to sub-lease this space.

     The Company leases approximately 12,000 square feet of space in Cedar Knolls, New Jersey pursuant to a lease agreement, which expires in August 2003 at a monthly rent of $16. The Company has the option to renew the lease for an additional three-year period.

     The Company entered into two ten-year leases on 7,000 square feet of space in Bethel, Connecticut and 3,000 square feet in Sandy Hook, Connecticut. Lease payments and mandatory capital improvement payments, starting in 2004, are $4 per year and $2 per year on the Bethel and Sandy Hook properties, respectively. The Company is currently seeking to sub-lease this space.

Capital Equipment Leases

     The company has two capital leases. The Company leases computer equipment under a three-year lease, which expires in June 2002. Total annual lease payments, including interest, are $55 and the lease provides for a bargain purchase option of $14 at the end of the lease term. Lease payments under this agreement in 2001, 2000 and 1999 were $55, $55 and $28, respectively. The Company also leases sound equipment under a 5-year lease, which expires in May 2006. Total annual lease payments, including interest, are $33 and the lease

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(8) Commitments and Contingencies (continued)

provides for a bargain purchase of $7. Lease payments under this agreement were $22 in both 2001 and 2000. The amount of equipment capitalized under the two leases and included in fixed assets is $270 and net of depreciation the fixed asset balance is $157 and $211 at December 31, 2001 and 2000, respectively. The obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2001 was $136 at December 31, 2001 and $270 at December 31, 2000.

     Minimum annual lease commitments including capital improvement payments under non-cancelable operating leases are as follows:

                   Year ending December 31,
          2002..............................  $328
          2003..............................   264
          2004..............................   132
          2005..............................   137
          2006..............................    20
                                              ----
          Total lease commitments...........  $881
                                              ====

Employment Agreements

     The Company has commitments pursuant to employment agreements with certain of its officers. The Company's minimum aggregate commitments under such employment agreements are approximately $920, $423 and $188 during 2002, 2003 and 2004, respectively.

Licensing Agreements

     The Company has numerous licensing agreements for both audiobooks and old time radio shows with terms generally ranging from one to five years, which require the Company to pay, in some instances, non-refundable advances upon signing agreements, against future royalties. The Company is required to pay royalties based on net sales. Royalty expenses were $3,199, $2,483 and $2,955 for 2001, 2000 and 1999, respectively.

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

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(9) Stock Option Plan (continued)

     In June 2000, the Company's shareholders adopted the Company's 2000 Stock Incentive Plan, which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 3,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

     In October 2001, the Company's shareholders adopted the Company's 2001 Stock Incentive Plan, which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 3,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

     Stock option activity under the plans is as follows:

                                                Weighted average
                                     Shares      exercise price
                                   ----------   ----------------
Outstanding at January 1, 1999      1,858,500      $     5.37
    Granted                         1,195,950           11.29
    Exercised                              --              --
    Canceled                          (40,500)          11.76
                                   ----------      ----------
Outstanding at December 31, 1999    3,013,950            7.63
    Granted                         4,118,500            5.69
    Exercised                              --              --
    Canceled                         (479,350)           6.35
                                   ----------      ----------
Outstanding at December 31, 2000    6,653,100            6.52
    Granted                           898,000            1.23
    Exercised                              --              --
    Canceled                       (1,561,750)           9.01
                                   ----------      ----------
Outstanding at December 31, 2001    5,989,350      $     5.06
                                   ==========      ==========

The per share weighted-average fair value of stock options granted during the year ended December 31, 2001, 2000 and 1999 is as follows using an accepted option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

                      No. of   Exercise   Assumed       Risk-free     Fair Value
     Date             Shares     Price   Volatility   interest rate    per Share
     ----             ------     -----   ----------   -------------    ---------
1999 Grants:
    First Quarter      83,600  $  11.04          25%           5.07%  $     3.59
    Second Quarter    875,500  $  11.05          25%           4.99%  $     5.15
    Third Quarter     152,750  $  12.01          25%           5.71%  $     4.07
    Fourth Quarter     84,100  $  12.64          25%           6.13%  $     4.40
                    ---------
Total               1,195,950
                    =========

2000 Grants:
    First Quarter     931,000  $  10.42         100%           6.46%  $     9.78
    Second Quarter  2,950,500  $   4.37         100%           6.40%  $     3.04
    Third Quarter     113,000  $   3.32         100%           6.01%  $     1.63
    Fourth Quarter    124,000  $   3.94         100%           5.78%  $     2.31
                    ---------
Total               4,118,500
                    =========

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(9) Stock Option Plan (continued)

                       No. of    Exercise  Assumed       Risk-free    Fair Value
      Date             Shares     Price   Volatility   interest rate   per Share
      ----             ------     -----   ----------   -------------   ---------
2001 Grants:
    First Quarter          --  $     --          --              --    $     --
    Second Quarter     84,000  $   2.07         165%           4.81%   $   0.12
    Third Quarter       6,000  $   2.00         165%           4.63%   $   0.14
    Fourth Quarter    808,000  $   1.14         165%           4.85%   $   0.19
                     --------
Total                 898,000
                     ========

     The following table summarizes information for options outstanding and exercisable at December 31, 2001:

                                                                              Options Exercisable
                                                                        -----------------------------
                                  Options Outstanding       Weighted
                                   Weighted Average        Average                   Weighted Average
Range of Prices      Number     Remaining Life in Years  Exercise Price     Number    Exercise Price
----------------- ------------  ----------------------- --------------- ------------ ----------------
   $0.50-4.00        3,675,000            7.64               $3.20         3,174,250      $2.80
   $4.13-8.00        1,434,750            6.22                6.20         1,270,500       5.49
  $8.13-14.88          879,600            6.28               10.94           869,600      10.82
----------------- ------------  ----------------------- --------------- ------------ ----------------
  $0.50-14.88        5,989,350            7.10               $5.06         5,314,350      $5.21
================= ============  ======================= =============== ============ ================

     At December 31, 2001, there were 180,000 additional shares available for grant under the 1997 Plan, 1,313,400 additional shares available for grant under the 1999 Plan, 517,250 additional shares available for grant under the 2000 Plan and 3,500,000 available for grant under the 2001 Plan.

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the day of grant. In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 would have been $5,013, and $0.36; $73,185 and $5.75, and $12,508 and $1.52, respectively.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(10) Warrants and Non-Plan Options

     In addition to the 1,650,000 warrants granted in 2001 described in Note 7 above, during the year ended December 31, 2001, the Company granted non-plan options and warrants to purchase a total of 1,275,000 shares of the Company's common stock to consultants and advisors, and the fair values of $42, computed using accepted option-pricing model, have been included in prepaid expenses and contributed capital and have either been expensed or are being amortized to expense over their respective service periods. The options and warrants vest at various times and have exercise periods ranging from two to five years. Exercise prices range from $1.00 to $6.00 per share. During the twelve months ended December 31, 2001, warrants to purchase 320,000 shares of the Company's common stock were canceled and warrants to purchase 300,000 shares of the Company's common stock expired.

     In October 1999, non-plan options for 21,600 shares of the Company's common stock, which had been granted in 1998, were exercised and the Company received $95 as payment of the exercise price.

(11) Common Stock Subject to Contingent Put Rights

     In connection with its various acquisitions, the Company granted the sellers the right, under specified conditions, to sell back to the Company up to an aggregate of 675,000 shares issued to the sellers in connection with the acquisitions. At December 31, 2001, rights have terminated as to 370,000 shares. The sellers have the right under certain conditions to sell the remaining 305,000 shares of stock to the Company at prices ranging from $14.00 to $15.00 per share at various times commencing in December 2003 and expiring in December 2008, unless the rights are terminated earlier as a result of the Company's stock meeting common stock price and/or performance targets prior to exercise. If all of the rights were exercised prior to termination, the maximum amount the Company would be required to pay for the repurchase of all of the shares is approximately $4,550, payable as follows: (1) $350 commencing December 2003; (2) $3,450 commencing December 2004; and (3) $750 commencing December 2005.

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

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(13) Income Taxes

     Income tax benefit for the years ended December 31, 2001, 2000 and 1999 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 7.00% to the pre-tax loss as a result of the following:

                                                            2001         2000         1999
                                                          --------     --------     -------
Computed tax benefit                                      $ (9,041)    $(22,473)    $(2,991)
(Decrease)  increase in valuation  allowance for
Federal and State  deferred tax assets                      (8,159)      22,473       2,991
                                                          --------     --------     -------
Income tax benefit                                        $(17,200)    $     --     $    --
                                                          ========     ========     =======

     The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. As a result of a series of strategic initiatives, the Company's operations have improved. Although realization of net deferred tax assets is not assured, management has determined, based on the Company's improved operations, that it is more likely than not that a portion of the Company's deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in 2001, the Company reduced the valuation allowance for deferred tax assets in the amount of $17,200 and recorded an income tax benefit.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Deferred tax assets:                                         2001          2000         1999
                                                           --------      --------      -------
Federal and state net operating loss carry-forwards        $ 23,122      $ 14,801      $ 7,340
Loss in I-Jam, LLC                                               85            --           --

Accounts receivable, principally due to allowance for
doubtful accounts and reserve for returns                     1,289         1,274        1,769
Inventory, principally due to reserve for obsolescence          927            --           --
Fixed assets/Intangibles                                     16,163        13,026       (2,481)
                                                           --------      --------      -------
Total gross deferred tax assets                              41,586        29,101        6,628
Less valuation allowance                                    (24,386)      (29,101)      (6,628)
                                                           --------      --------      -------
Net deferred tax assets                                    $ 17,200      $     --      $    --
                                                           ========      ========      =======

     The Company has approximately $56,395 of net operating loss carry-forwards, which may be used to offset possible future earnings, if any, in computing future income tax liabilities. The net operating losses will expire between December 31, 2018 and December 31, 2021 for federal income tax purposes. For state purposes, the net operating losses will expire at varying times, as the Company is subject to corporate income tax in several states.

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

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(14) Net Loss Per Share of Common Stock (continued)

     The weighted average number of shares outstanding used in the net loss per share computations for the years ended December 31, 2001, 2000 and 1999 were 13,861,866, 12,718,065 and 8,204,543, respectively.

     Common equivalent shares totaling 11,787,000, including 11,520,000 shares associated with the conversion of $12,484 of convertible debt and the related reduction in interest expense for the twelve-month period ended December 31, 2001 of $1,070, were not included in the computation of diluted loss per share for the year ended December 31, 2001 because they would have been anti-dilutive. Common equivalent shares not included in the computation of diluted loss per share for the years ended December 31, 2000 and 1999 because they would have been anti-dilutive were 472,589 and 1,658,980, respectively.

 (15) Supplemental Cash Flow Information

     No cash has been expended for income taxes for the years ended December 31, 2001, 2000 and 1999. Cash expended for interest was $1,095, $2,157 and $3,937 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(16) Related Party Transactions

     Companies wholly owned by Norton Herrick provided certain accounting, administrative and general office services to, and obtained insurance coverage for, the Company. In connection with such services, the Company paid or accrued to such entities the aggregate of $88, $133 and $90 during the years ended December 31, 2001, 2000 and 1999, respectively. In addition, a company wholly owned by Norton Herrick provides the Company access to a corporate airplane. The Company generally pays the fuel, fees and other costs related to its use of the airplane directly to the service providers. For the use of this airplane, the Company paid rental fees of approximately $14 in 2001 and $25 in each of 2000 and 1999 to Mr. Herrick's affiliate. The Company anticipates obtaining similar services from time to time from companies affiliated with Norton Herrick for which it will reimburse such companies' cost to provide such services to the Company.

     In the fourth quarter of 2000, Glebe Resources, Inc., a company wholly owned by Norton Herrick, purchased $200 of audiobook inventory from Doubleday Direct, Inc. MediaBay, Inc. subsequently sold the audiobooks and the funds were remitted to Glebe Resources, Inc. The inventory was sold at Glebe's cost and Glebe did not profit by the transaction.

     Interest on subordinated debentures held by a third party in the amount of $97 for the three months ended September 30, 2000 was advanced by a company wholly-owned by the Herrick family in November 2000. In 2001, the same company advanced an additional $97 in interest for the three months ended December 31, 2000 to the same third party. The Company subsequently paid the interest, and neither Mr. Herrick nor his wholly owned company received any compensation for or profit from these transactions.

     In 2001, Glebe, on MediaBay's behalf, advanced a security deposit to a vendor in the amount of $100. The advance was subsequently repaid and Glebe received no compensation for and did not profit from this transaction. See Notes 7 and 12 for other related party transactions.

(17) Recently Issued Accounting Standards

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

         SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and we will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the year ended December 31, 2001 was $509.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(17) Recently Issued Accounting Standards (continued)

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt the provisions of SFAS 143 at the beginning of its fiscal year 2003. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

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

(18) Segment Reporting

     For 2001, 2000 and 1999, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees and interest expenses. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the years ended December 31, 2001, 2000 and 1999 from its newest subsidiary RadioClassics. The accounting policies of the reportable segments are the same as those described in Note 2. Inter-segment sales are recorded at prevailing sales prices.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(18) Segment Reporting (continued)

Year ended December 31, 2001

                                                        Audio Book         Radio         MediaBay.      Inter-
                                         Corporate         Club           Spirits          com          segment       Total
                                         ---------         ----           -------          ---          -------       -----
Net sales                                 $   --         $31,793         $10,021         $  249         $(258)      $41,805
Profit (loss) before asset
    write-downs and strategic
    charges depreciation,
    amortization, interest expense
    and income tax benefit                (2,239)          2,058              15         (1,225)            8        (1,383)
Asset write-downs and strategic
    charges                                2,000           6,031           4,342            903            --        13,276
Depreciation and amortization                 --           3,942             910            304            --         5,156
Net interest expense                       2,224              --              11             --            --         2,235
Income tax benefit                            --          14,035           3,165             --            --        17,200
Net (loss) income                         (6,463)          6,120          (2,083)        (2,432)            8        (4,850)
Total assets                                  --          28,291          16,785              3           (76)       45,003
Net reductions to deferred member
    acquisition costs                         --          (3,730)            (11)            --            --        (3,741)
Additions to fixed assets                     --              58             130             --            --           188


Year ended December 31, 2000

                                                        Audio Book         Radio         MediaBay.     Inter-
                                         Corporate         Club           Spirits          com          segment       Total
                                         ---------         ----           -------          ---          -------       -----
Net sales                                 $   --         $31,442         $12,252         $1,566         $(834)      $44,426
Profit (loss) before depreciation,
    amortization, non-cash
    write-down of goodwill,
    interest expense and
    extraordinary loss on early
    extinguishment of debt                (2,773)         (1,051)          1,150           (967)           36        (3,605)
Depreciation and amortization                 --           6,586             970            428                       7,984
Non-cash write-down of goodwill               --          36,792           1,434             --            --        38,226
Net interest expense                       2,672              --               9             --            --         2,681
Extraordinary loss on early
    extinguishment of debt                 2,152              --              --             --            --         2,152
Net (loss) income                         (7,597)        (44,429)         (1,263)        (1,396)           37       (54,648)
Total assets                               2,000          28,179          18,431          1,498           (176)      49,932
Net additions to deferred  member
    acquisition costs                         --           1,691           1,593             --            --         3,284
Additions to fixed assets                     --             123             288            462            --           873

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

(18) Segment Reporting (continued)

Year ended December 31, 1999

                                                        Audio Book        Radio         MediaBay.      Inter-
                                         Corporate         Club          Spirits          com          segment       Total
                                         ---------         ----          -------          ---          -------       -----
Net sales                                $    --        $ 32,160         $14,658        $    --         $(591)     $ 46,227
Profit (loss) before depreciation,
    amortization, non-cash
    write-down of goodwill,
    interest expense and
    extraordinary loss on early
    extinguishment of debt                (2,100)          4,922           2,606           (700)         (105)        4,623
Depreciation and amortization                 --           5,547             925            340                       6,812
Net interest expense                       4,518              --              --             --            --         4,518
Net (loss) income                         (6,619)           (624)          1,681         (1,040)         (105)       (6,707)
Total assets                                  --          74,255          19,831             --          (113)       93,973
Net additions to deferred member
    acquisition costs                         --           9,296              --             --            --         9,296
Additions to fixed assets                     --             286             107            320            --           713


(19) Quarterly Operating Data (Unaudited)

     The following table presents selected unaudited operating data of the Company for each quarter in the two year period ended December 31, 2001:

                    Year Ended                            1st              2nd               3rd              4th
                December 31, 2000                       Quarter          Quarter           Quarter           Quarter
Net revenue                                            $ 10,946         $ 12,476            $ 9,729         $ 11,275

Cost of sales                                             5,750            6,547              5,452            5,295

Loss before extraordinary item                           (3,477)          (3,143)            (4,129)         (41,747)(**)

 Net loss                                                (3,477)          (5,295)(*)         (4,129)         (41,747)(**)
Basic and diluted loss per share:

Loss before extraordinary item per common share        $  (0.34)        $  (0.23)           $ (0.31)        $  (3.03)

Net loss per common share                              $  (0.34)        $  (0.39)(*)        $ (0.31)        $  (3.03)

                    Year Ended                            1st              2nd               3rd              4th
                December 31, 2001                       Quarter          Quarter           Quarter           Quarter
 Net revenue                                           $  9,601         $ 10,915            $ 9,879         $ 11,410

 Cost of sales                                            3,816            5,455              5,285            5,227

 Cost of sales - write-downs                                 --               --              2,261               --

 Net loss                                                10,624(***)      (2,043)           (16,748)(****)     3,317(*****)
Basic and diluted income (loss) per share:

 Basic earnings (loss) per common share                $   0.77(***)    $  (0.15)           $ (1.21)(****)  $   0.24

 Diluted earnings (loss) per common share              $   0.58(***)    $  (0.15)           $ (1.21)(****)  $   0.12

(*) In April 2000, the Company repaid $20,293 of its bank debt and recorded an extraordinary loss of $2,152.

(**) Includes an impairment charge of $38,226 million for long-lived assets and certain related identifiable intangibles.

(***) Includes a reduction in the valuation allowance for deferred tax assets in the amount of $13,000.

(****) Includes asset write-downs and strategic charges in addition to cost of sales write-downs of $11,015.

(*****) Includes a reduction in the valuation allowance for deferred tax assets in the amount of $4,200.

(19) Subsequent Events

     On January 18, 2002, Evan Herrick, exchanged $2,500 principal amount of a $3,000 principal amount convertible note in exchange for 25,000 shares of Series A Preferred Stock having a liquidation preference of $2,500 (see Note12 and Note
7).

     As previously agreed to with the Company, if the Company required, on February 22, 2002, Huntingdon purchased a $500 principal amount convertible senior promissory note due June 30, 2003 (the "Note"). The Note is convertible into shares of Common Stock at the rate of $.56 of principal and/or interest per share. The Note was issued in consideration of a $500 loan made to the Company by Huntingdon. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, the Company granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $.56 per share. The warrants are exercisable until May 14, 2011.

     On March 1, 2002, the Company acquired inventory and licensing agreements, including the exclusive license to The Shadow radio programs. A payment of $333 has been paid and additional payments of nine monthly installments of $74 commence on June 15, 2002. Norton Herrick, chairman of MediaBay, has guaranteed the payments for no consideration from the Company.

     Subsequent to December 31, 2001, the Company issued options to purchase 243,500 shares of its common stock to certain employees and consultants to the Company under its 2000 Stock Option plan. The Company also cancelled options to purchase 117,000 shares of its common stock. In addition to the warrants described above, the Company also issued non-plan warrants to purchase 400,000 shares of its common stock to certain advisors to the Company at prices ranging from $2.00 to $5.00 per share.

     On April 1, 2002, the maturity date of the principal amount of the revolving credit facility of $5,880 was extended to January 15, 2002 with certain conditions. In addition to the $300 principal payment made in March 2002, the Company is required to make payments on its existing debt, in 2002, of $200 on May 31, 2002 and June 30,2002 and monthly payments of $150 at the end of each month beginning in July 2002 and ending December 31, 2002. Also on April 1, 2002, the maturity dates of notes due to Huntingdon of $2,500 and $800 were extended to January 15, 2003 and April 15, 2003, respectively.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              for the years ended December 31, 2001, 2000 and 1999

                                      Balance       Amounts            Write-Offs
                                    Beginning of  Charged to   Amounts   Against   Balance End
                                       Period     Net Income  Acquired  Reserves    of Period
                                    ------------  ----------  --------  ---------  -----------
Allowances for sales returns
 and doubtful accounts:
Year Ended December 31, 2001          $4,516       $15,496         --   $15,473      $4,539
Year Ended December 31, 2000           5,911        18,038         --    19,433       4,516
Year Ended December 31, 1999           1,840        18,848      1,264    16,041       5,911