Form 10-Q
period 2002-03-31
MEDIABAY INC
filed 2002-05-15
CIK 1040973

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
Yes |X| No |_|

As of May 10, 2002, there were 13,882,852 shares of the Issuer's Common Stock outstanding.

                                 MEDIABAY, INC.

                          Quarter ended March 31, 2002
                                    Form 10-Q
                                      Index

                                                                            Page
                                                                            ----
PART I:  Financial Information

Item 1:     Financial Statements

            Consolidated Balance Sheets at March 31, 2002 and
            December 31, 2001 (unaudited)                                      3

            Consolidated Statements of Operations for the three months
            ended March 31, 2002 and 2001 (unaudited)                          4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001 (unaudited)                          5

            Notes to Consolidated Financial Statements (unaudited)             6

Item 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

Item 3:     Quantitative and Qualitative Disclosures of Market Risk           14

PART II: Other Information

Item 2:     Changes in Securities and Use of Proceeds                         15

Item 6:     Exhibits and Reports on Form 8-K                                  15

            Signatures                                                        16

                          PART I: Financial Information

Item 1:     Financial Statements

                                 MEDIABAY, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                    March 31, 2002  December 31,
                                                                                      (Unaudited)       2001
                                                                                    --------------  ------------
                                     Assets
Current assets:
     Cash and cash equivalents                                                         $     23       $     64
      Accounts receivable, net of allowances for sales returns and doubtful accounts of $3,573 and $4,539 at March 31, 2002 and December 31, 2001,
       respectively                                                                       4,230          4,798
     Inventory                                                                            4,098          4,061
     Prepaid expenses and other current assets                                            1,912          1,831
     Royalty advances                                                                       769            773
     Deferred member acquisition costs - current                                          4,166          3,435
     Deferred income taxes - current                                                        550            550
                                                                                       --------       --------
          Total current assets                                                           15,748         15,512
Fixed assets, net of accumulated depreciation of $505 and $450 at March 31, 2002
    and December 31, 2001, respectively                                                     483            467
Deferred member acquisition costs - non-current                                           2,055          1,433
Deferred income taxes - non-current                                                      16,650         16,650
Other intangibles, net of accumulated amortization of $5,026 and $4,590 at
    March 31, 2002 and December 31, 2001, respectively                                    1,861          2,292
Goodwill, net of accumulated  amortization of $1,518 at March 31, 2002 and
    December 31, 2001                                                                     9,879          8,649
                                                                                       --------       --------
                                                                                       $ 46,676       $ 45,003
                                                                                       ========       ========

                          Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                             $ 14,704       $ 13,891
     Current portion - long-term debt                                                     9,047          1,600
                                                                                       --------       --------
          Total current liabilities                                                      23,751         15,491
                                                                                       --------       --------
Long-term debt                                                                            7,984         17,064
                                                                                       --------       --------
Common stock subject to contingent put rights                                             4,550          4,550

Preferred stock, no par value,  authorized 5,000,000 shares; 25,000 shares and no shares issued and outstanding at March 31, 2002 and December 31, 2001,
    respectively                                                                          2,500             --

Common stock; no par value, authorized 150,000,000 shares; issued and
     outstanding 13,875,602 at March 31, 2002 and 13,861,866 at December 31, 2001        93,468         93,468
Contributed capital                                                                       4,612          4,094
Accumulated deficit                                                                     (90,189)       (89,664)
                                                                                       --------       --------
           Total stockholders' equity                                                    10,391          7,898
                                                                                       --------       --------
                                                                                       $ 46,676       $ 45,003
                                                                                       ========       ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended March 31,
                                                      2002               2001
                                                    --------           --------
Sales                                               $ 11,611           $ 12,910
Returns, discounts and allowances                      2,131              3,309
                                                    --------           --------
         Net sales                                     9,480              9,601
Cost of sales                                          4,289              3,816
                                                    --------           --------
         Gross profit                                  5,191              5,785
Expenses:
    Advertising and promotion                          2,188              3,186
    General and administrative                         2,487              2,962
    Depreciation and amortization                        498              1,492
                                                    --------           --------
         Operating profit (loss)                          18             (1,855)
Interest expense                                         498                521
                                                    --------           --------
         Loss before income taxes                       (480)            (2,376)
Benefit for income taxes                                  --             13,000
                                                    --------           --------
         Net (loss) income                              (480)            10,624
Dividends on preferred stock                              45                 --
                                                    --------           --------
         (Loss) income applicable to common shares  $   (525)          $ 10,624
                                                    ========           ========

Basic and diluted (loss) earnings per common share:
    Basic (loss) earnings per common share          $   (.04)          $    .77
                                                    ========           ========
    Diluted (loss) earnings per common share        $   (.04)          $    .58
                                                    ========           ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                                       2002           2001
                                                                                     --------       --------
Cash flows from operating activities:
    Net (loss) income applicable to common shares                                    $   (525)      $ 10,624
    Adjustments to reconcile net (loss) income to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                                                       497          1,492
      Amortization of deferred member acquisition costs                                 1,264          1,961
      Amortization of deferred financing costs                                            144             66
      Deferred income tax benefit                                                          --        (13,000)
        Changes in asset and liability accounts, net of asset acquisition:
         Decrease in accounts receivable, net                                             567            877
         Decrease (increase) in inventory                                                  23           (571)
         Decrease in prepaid expenses                                                     293            112
         Decrease (increase) in royalty advances                                           14           (305)
         Increase in deferred member acquisition costs                                 (2,617)        (1,565)
         Increase (decrease) in accounts payable and accrued expenses                     555           (288)
                                                                                     --------       --------
                  Net cash provided by (used in) operating activities                     215           (597)
                                                                                     --------       --------
Cash flows from investing activities:
        Acquisition of fixed assets                                                       (77)           (23)
        Cash paid for asset acquisition                                                  (379)            --
                                                                                     --------       --------
                  Net cash used in investing activities                                  (456)           (23)
                                                                                     --------       --------
Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                          500            300
        Payment of long-term debt                                                        (300)            --
        Increase in deferred financing costs                                               --            (91)
                                                                                     --------       --------
                  Net cash provided by financing activities                               200            209
                                                                                     --------       --------
Net decrease in cash and cash equivalents                                                 (41)          (411)
Cash and cash equivalents at beginning of period                                           64            498
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $     23       $     87
                                                                                     ========       ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

(1) Organization

      MediaBay, Inc. ("MediaBay" or the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay is a leading spoken audio content, marketing and publishing company, whose businesses include direct response and interactive marketing, retail product distribution, media publishing and broadcasting. MediaBay's content libraries include over 60,000 classic radio programs, 3,500 film and television programs and thousands of audiobooks, much of which is proprietary. MediaBay distributes its products to its own customer database of approximately 2.8 million names and 2.2 million e-mail addresses, in over 7,000 retail outlets and on the Internet through streaming and downloadable audio. MediaBay's content programming can be heard on over 500 radio stations and on the Sirius Satellite Radio service.

(2) Significant Accounting Policies

      Basis of Presentation

      The interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

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

(4) Long-term Debt

      Bank Debt

      On April 1, 2002, the maturity date of the principal amount of the revolving credit facility of $5,880 was extended to January 15, 2003 with certain conditions and certain prepayments described below. The interest rate for the revolving credit facility is the prime rate plus 2%. The Company is required to make payments of $200 on May 31, 2002 and June 30, 2002 and monthly payments of $150 at the end of each month beginning in July 2002 and ending December 31, 2002.

      Related Party Debt

      On January 18, 2002, a principal shareholder of the Registrant, exchanged $2,500 principal amount of a $3,000 principal amount convertible note of MediaBay, Inc. (the "Note") in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2,500. The Preferred Share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

      On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by MediaBay's chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003 (the "2002 Note"). The 2002 Note was issued in consideration of a $500 loan made to the Company by Huntingdon. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, the Company granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $.56 per share. The warrants are exercisable until May 14, 2011.

(5) Stockholders' Equity and Stock Options and Warrants

      Stock Options and Warrants

      In addition to the 250,000 warrants described in Note 4 above, during the three months ended March 31, 2002, the Company granted plan and non-plan options and warrants to purchase a total of 307,500 shares of the Company's common stock to consultants and Board members. The fair value of $133, computed using accepted option-pricing model, has been included in prepaid expenses and contributed capital and is being amortized to expense over their respective service periods. The options and warrants vest on various dates and have exercise periods from three to five years from date of vesting. Exercise prices range from $1.00 to $5.00 per share. During the three months ended March 31, 2002, non-plan options to purchase 75,000 shares of the Company's common stock were cancelled and warrants to purchase 100,000 shares of the Company's common stock expired.

      The Company issued plan options to purchase 140,500 shares of the Company's common stock to employees. The options vest on various dates and have a five year exercise period. Exercise prices range from $1.00 to $5.00 per share. The Company cancelled five-year plan options to purchase a total of 33,000 shares of the Company's common stock.

      Common and Preferred Stock

      In the first quarter of 2002, the Company issued 13,736 shares of its common stock to a consultant under a consulting agreement. The Company also issued 25,000 shares of preferred stock with a liquidation value of $2,500 to a principal stockholder in exchange for a $2,500 principal amount convertible note.

(6) Net Loss Per Share of Common Stock

      Basic earnings (loss) per share were computed using the weighted average number of common shares outstanding for the three months ended March 31, 2002 and 2001 of 13,865,834 and 13,861,866, respectively.

      For the three months ended March 31, 2002, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 2,095,945 common equivalent shares, as calculated under the treasury stock method and 15,966,000 common equivalent shares relating to convertible subordinated debt and preferred stock calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net loss would have been $237 and preferred dividends added back to net loss applicable to common shares would have been $45 for the three months ended March 31, 2002.

      Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the three months ended March 31, 2001 were due to the inclusion of 7,192 common equivalent shares, as calculated under the treasury stock method and 4,773,000 common equivalent shares relating to convertible subordinated debt calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net income was $217 for the three months ended March 31, 2001

(7) License , Inventory and Miscellaneous Asset Purchase

      On March 1, 2002, the Company acquired inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. The Company expended $379 in cash, including fees and expenses. Additional payments of nine monthly installments of $74 commence on June 15, 2002. The Company estimates other costs related to the asset purchase are approximately $305. The preliminary allocation of asset value is as follows:

      Miscellaneous                            $    5
      Net Inventory                                60
      Royalty Advances (The Shadow)                10
      Goodwill                                  1,230
                                               ------
      Total                                    $1,305
                                               ======

(8) Supplemental Cash Flow Information

      Cash paid for interest expense was $162 and $131 for the three months ended March 31, 2002 and 2001, respectively.

      In the first quarter of 2001, the Company issued 13,736 shares of the Company's common stock to consultants under a consulting agreement. The shares have been valued at $25 and are being amortized to expense over the period of benefit.

(9) Segment Reporting

      For 2002 and 2001, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the three months ended March 31, 2002 and 2001 from its newest subsidiary RadioClassics. Inter-segment sales are recorded at prevailing sales prices.

Segment Reporting
Three Months Ended March 31, 2002

                                Corporate      ABC      RSI   Mbay.com    Inter-segment   Total
                                ---------      ---      ---   --------    -------------   -----
Net revenue                     $     --    $ 7,921   $1,532   $  50      $    (23)     $ 9,480
Operating profit (loss)           (1,013)     1,052       95    (116)           --           18
Depreciation and amortization        437         31       30      --            --          498
Interest expense                     490         --        8      --            --          498
Income tax expense (benefit)          --         --       --      --            --           --
Net income                        (1,503)     1,052       87    (116)           --         (480)
Assets                                       32,582   14,169       1           (76)      46,676
Addition to fixed assets              --         70        7      --            --           77


Three Months Ended March 31, 2001

                                             Corporate      ABC        RSI    Mbay.com    Inter-segment     Total
                                             ---------      ---        ---    --------    -------------     -----
Net revenue                                   $    --    $ 7,788   $  1,737    $   147    $    (71)      $  9,601
Operating profit (loss)                        (1,629)       782       (420)      (606)         18         (1,855)
Depreciation and amortization                   1,311         33         42        106          --          1,492
Interest expense                                  517         --          4         --          --            521
Income tax benefit                                 --      9,835      3,165         --                     13,000
Net (loss) income before income tax benefit    (2,146)       783       (426)      (606)         19         (2,376)
Assets                                          2,000     37,156     20,201      1,354        (143)        60,568
Addition to fixed assets                           --          4          9         10          --             23


(10) Adoption of Recently Issued Accounting Standards

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis:

                                                         For Three Months Ended March 31,
                                                              2002             2001
                                                           ----------       ----------
Net (loss) income:
Reported net (loss) income                                 $     (525)      $   10,624
Goodwill amortization                                              --              127
                                                           ----------       ----------
Adjusted net (loss) income                                 $     (525)      $   10,751
                                                           ==========       ==========

Basic (loss) earnings per common share:
Reported basic net (loss) earnings per common share        $     (.04)      $      .77
Goodwill amortization                                              --              .01
                                                           ----------       ----------
Adjusted basic (loss) earnings per common share            $     (.04)      $      .78
                                                           ==========       ==========

Diluted (loss) earnings per common share:
Reported diluted net (loss) earnings per common share      $     (.04)      $      .58
Goodwill amortization                                              --              .01
                                                           ----------       ----------
Adjusted diluted (loss) earnings per common share          $     (.04)      $      .59
                                                           ==========       ==========

(11) Recently Issued Accounting Standards

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." ("SFAS 145"). The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows.

(12) Subsequent Events

      Subsequent to March 31, 2002, the Company cancelled warrants to purchase a total of 75,000 shares of the common stock issued to a consultant and plan options to purchase a total of 49,250 shares of the Company's common stock to officers, employees and consultants.

      In April 2002, the Company issued 6,250 shares of the Company's common stock to a consultant. The shares have been valued at $25 and are being amortized over one year, the consultants' period of service.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Forward-looking Statements

      Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, as more fully described in the Company's Annual Report on Form 10-K, include, without limitation, our history of losses, our ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, pay our trade creditors and collect receivables and successfully implement our acquisition strategy, dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Introduction

      MediaBay is a leading spoken audio content, marketing and publishing company, whose businesses include direct response and interactive marketing, retail product distribution, media publishing and broadcasting. MediaBay's content libraries include over 60,000 classic radio programs, 3,500 film and television programs and thousands of audiobooks, much of which is proprietary. MediaBay distributes its products to its own customer database of approximately
2.8 million names and 2.2 million e-mail addresses, in over 7,000 retail outlets and on the Internet through streaming and downloadable audio. MediaBay's content programming can be heard on over 500 radio stations and on the Sirius Satellite Radio service. We report financial results on the basis of four business segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. A fifth division, RadioClassics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry.

      MediaBay's content libraries include over 60,000 classic radio programs, 3,500 film and television programs and thousands of audiobooks. The majority of our content is acquired under exclusive licenses from the rights holders enabling us to manufacture the product giving us significantly better product margins than other companies.

      Our customer base includes over 2.8 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 7,000 retail locations, including Costco, Target, Sam's Club, Barnes & Noble, Borders and Amazon.com.

      Our web sites receive more than 2 million unique monthly web site visitors and are among the most heavily trafficked bookselling web sites on the Internet. We serve more than 450,000 classic radio streams of our content on a monthly basis to web site visitors at RadioSpirits.com and MediaBay.com.

      Our marketing programs have consisted primarily of direct mail, media advertising and marketing on the Internet. We capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit, based on our historical experience.

Results of Operations

      Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                            Three Months Ended
                                                                 March 31,
                                                            2002          2001
                                                            ----          ----
Net sales ..........................................         100%          100%
                                                            ====          ====
Cost of sales ......................................          45            40
Advertising and promotion ..........................          23            33
General and administrative expense .................          27            31
Depreciation and amortization expense ..............           5            16
Operating profit (loss) ............................          --           (20)
Loss before income tax benefit .....................          (6)          (25)
Income tax benefit .................................          --           135
Net (loss) income ..................................          (6)          110

      Gross sales for the three months ended March 31, 2002 were $11,611 a decrease of $1,299 as compared to $12,910 for the three months ended March 31, 2001. The decrease in gross sales was primarily attributable to the timing of wholesale orders at Radio Spirits and revising the logic used in determining Audio Book Club customer product shipments, which resulted in lower gross sales but also lower return rates.

      Returns, discounts and allowances for the three months ended March 31, 2002 decreased $1,178 to $2,131, or 18.4% of gross sales, as compared to $3,309, or 25.6% of gross sales for the three months ended March 31, 2001. The decrease in returns as a percentage of sales is due to the aforementioned revisions in the logic used in determining customer shipments, as well as better than expected performance of the Radio Spirits products at retailers.

      As a result of lower gross sales offset by lower returns as a percentage of gross sales, net sales for the three months ended March 31, 2002 decreased $121, or 1.3%, to $9,480 as compared to $9,601 for the three months ended March 31, 2001.

      Cost of sales for the three months ended March 31, 2002 increased $473 to $4,289 from $3,816 in the prior comparable period. Cost of sales in the first quarter of 2002 was negatively impacted by substantially higher new member enrollments at Audio Book Club in the first quarter of 2002 as compared to the first quarter of 2001. The initial purchases by these new members are at substantially reduced prices to encourage enrollment. These offers which are typically four audiobooks for $.99 plus shipping and handling, result in an initial loss to us which is recovered through additional member purchases at regular prices. Because we do not capitalize the cost of these heavily discounted audiobooks, the initial purchase has the effect of reducing gross profit in the period of enrollment. As a result of lower net sales and higher cost of sales, gross profit decreased $594 to $5,191 from $5,785 for the three months ended March 31, 2001.

      Advertising and promotion expenses decreased $998, or 31%, to $2,188 for the three months ended March 31, 2002 as compared to $3,186 in the prior comparable period. The decrease is principally due to timing of new member direct mail campaigns and the write-down of deferred member acquisition costs in the third quarter of 2001 related to new member acquisition campaigns which were determined to be no longer profitable.

      General and administrative expenses for the three months ended March 31, 2002 decreased $475 to $2,487 from $2,962 for the three months ended March 31, 2001. The decrease in general and administrative expenses principally relate to reductions in bad debt expenses, due to better payment experience, and payroll and related costs and professional fees, principally as a result of the consolidation of our old-time radio operations at our New Jersey location.

      Depreciation and amortization expenses for the three months ended March 31, 2002 were $498, a decrease of $994, as compared to $1,492 for the prior comparable period. The decrease is principally attributable to implementation of SFAS No. 142 which provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

      Primarily due to reduced returns, reductions in advertising expense, general and administrative expenses and decreased amortization of goodwill, our operating profit for the three months ended March 31, 2002 was $18, an improvement of $1,873, as compared to a net operating loss of $1,855 for the three months ended March 31, 2001.

      Net interest expense for the three months ended March 31, 2002 was $543 as compared to $521 for the three months ended March 31, 2001.

      The net loss before income tax benefit in 2001 for the three months ended March 31, 2002 decreased $1,851 to $525, as compared to a net loss of $2,376 for the three months ended March 31, 2001.

      As a result of the series of strategic initiatives, our operations improved. Although realization of net deferred tax assets is not assured, we determined in March 2001, based on our improved operations, that it was more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in the first quarter of 2001, we reduced the valuation allowance for deferred tax assets in the amount of $13,000 and recorded an income tax benefit.

      Primarily due to the reduction in the valuation allowance for deferred tax assets in 2001, we had net income of $10,624, or $.58 per fully diluted share for the three months ended March 31, 2001, as compared to a net loss of $525, or $.04 per share, for the three months ended March 31, 2002.

Liquidity and Capital Resources

      Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have generated cash from operations in the last three quarters, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses.

      For the three months ended March 31, 2002, our cash decreased by $41, as we had cash provided from operations and financing activities of $215 and $200, respectively and used net cash of $456 for investing activities. Net cash provided in operations principally consisted of depreciation and amortization expenses of $497, decreases in accounts receivable and prepaid expenses of $567 and $293, respectively, increases in accounts payable and accrued expenses of $555 partially offset by the net loss of $525 and a net increase in deferred member acquisition costs of $1,353.

      The decrease in accounts receivable was primarily attributable to the collection of retail receivables from the holiday selling season from our radio programs. The decrease in prepaid expenses is principally due to the timing of our marketing activities. The increase in deferred member acquisition cost is due to the timing of direct-response advertising campaigns and an increase in the size of the campaigns intended to grow Audio Book Club the membership. The increase in accounts payable and accrued expenses is principally due to the timing of vendor invoicing and payments.

      Cash used in investing activities consists of acquisitions of fixed assets, principally computer equipment, and the acquisition by RSI, our wholly owned subsidiary of inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. We made payments, including costs, of $379. Additional payments of nine monthly installments of $74 commence on June 15, 2002. Other costs related to the asset purchase are estimated at approximately $305.

      On February 22, 2002, as previously committed to May 14, 2001, Huntingdon Corporation, a business wholly owned by our chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003. For a further description of this transaction, see Note 4 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

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

      Our exposure to market risk for changes in interest rates relate to our long-term debt. Interest on $8,880 of our long-term debt is payable at the prime rate plus 2%. If the prime rate were to increase our interest expense would increase.

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds (Dollars in thousands, except per share data)

      In the first quarter of 2001, in addition to the 250,000 warrants issued as partial consideration for a loan and pursuant to an agreement dated April 30, 2001, we issued warrants to purchase 200,000 shares of our Common Stock and plan options to purchase 248,000 shares of our common stock to officers, employees, Board members and consultants. The warrants and options have exercise prices ranging from $1.00 to $5.00, vest at various times and have exercise periods ranging from three to five years. Non-plan options to purchase 75,000 shares of our common stock were cancelled and warrants to purchase 100,000 shares of our common stock expired. We also cancelled five-year plan options to purchase a total of 43,000 shares of our common stock. We issued 13,736 shares of our common stock to a consultant under a consulting agreement.

      In January 2002, we issued 25,000 shares of preferred stock with a liquidation value of $2,500 to a principal stockholder in exchange for a $2,500 principal amount convertible note.

      The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Section 4(2) of the Securities Act of 1933.


Item 6:     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            Report dated January 18, 2002 relating to the issuance of 25,000 shares of preferred stock in exchange for a $2,500 principal amount convertible note.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MediaBay, Inc.


Dated: May 15, 2002             By: /s/ Michael Herrick
                                    ------------------------------------
                                    Michael Herrick
                                    Chief Executive Officer and President


Dated: May 15, 2002             By: /s/ John F. Levy
                                    ------------------------------------
                                    John F. Levy
                                    Chief Financial Officer
                                    (principal accounting and financial officer)