Form 10-Q
period 2002-06-30
MEDIABAY INC
filed 2002-08-14
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2002

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

As of August 13, 2002, there were 14,252,352 shares of the Issuer's Common Stock outstanding.

                                 MEDIABAY, INC.

                           Quarter ended June 30, 2002
                                    Form 10-Q
                                      Index

                                                                            Page
                                                                            ----
PART I:  Financial Information

Item 1:  Financial Statements

         Consolidated Balance Sheets at June 30, 2002 and
         December 31, 2001 (unaudited)                                         3

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2002 and 2001 (unaudited)                              4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001 (unaudited)                                    5

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           13

Item 3:  Quantitative and Qualitative Disclosures of Market Risk              18

PART II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                            19

Item 6:  Exhibits and Reports on Form 8-K                                     19

         Signatures                                                           20

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                                 MEDIABAY, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 June 30,  December 31,
                                                                                  2002        2001
                                                                                  ----        ----
                                     Assets
Current assets:
     Cash and cash equivalents                                                  $    243    $     64
      Accounts  receivable,  net of allowances  for sales returns and doubtful accounts of $4,346 and $4,539 at June 30, 2002 and December 31,
        2001, respectively                                                         5,384       4,798
     Inventory                                                                     4,492       4,061
     Prepaid expenses and other current assets                                     1,430       1,831
     Royalty advances                                                              1,009         773
     Deferred member acquisition costs - current                                   4,679       3,435
     Deferred income taxes - current                                                 550         550
                                                                                --------    --------
          Total current assets                                                    17,787      15,512
Fixed assets, net of accumulated depreciation of $568 and $450 at June
     30, 2002 and December 31, 2001, respectively                                    434         467
Deferred member acquisition costs - non-current                                    2,220       1,433
Deferred income taxes - non-current                                               16,650      16,650

Other intangibles                                                                  1,476       2,292
Goodwill                                                                           9,879       8,649
                                                                                --------    --------
                                                                                $ 48,446    $ 45,003
                                                                                ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                      $ 14,780    $ 13,891
     Current portion - long-term debt                                              9,873       1,600
                                                                                --------    --------
          Total current liabilities                                               24,653      15,491
                                                                                --------    --------
Long-term debt and related accrued interest                                        7,061      17,064
                                                                                --------    --------
Common stock subject to contingent put rights                                      4,550       4,550
                                                                                --------    --------
Preferred stock, no par value,  authorized 5,000,000 shares; 25,000 shares and no shares issued and outstanding at June 30, 2002 and December
    31, 2001, respectively                                                         2,500          --
Common  stock;  no par value, authorized 150,000,000 shares; issued and outstanding 14,150,852 at June 30, 2002 and 13,861,866
    at December 31, 2001                                                          94,723      93,468
Contributed capital                                                                4,594       4,094
Accumulated deficit                                                              (89,635)    (89,664)
                                                                                --------    --------
           Total common stockholders' equity                                      12,182       7,898
                                                                                --------    --------
                                                                                $ 48,446    $ 45,003
                                                                                ========    ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                 Three months ended     Six months ended
                                                                        June 30,             June 30,
                                                                        --------             --------
                                                                    2002       2001       2002       2001
                                                                    ----       ----       ----       ----
Sales                                                            $16,137   $ 14,003    $27,748   $ 26,913
Returns, discounts and allowances                                  4,160      3,088      6,291      6,397
                                                                 -------   --------    -------   --------
     Net sales                                                    11,977     10,915     21,457     20,516
Cost of sales                                                      5,194      5,455      9,483      9,271
                                                                 -------   --------    -------   --------
     Gross profit                                                  6,783      5,460     11,974     11,245
Expenses:
     Advertising and promotion                                     2,588      2,698      4,776      5,884
     General and administrative                                    2,547      2,760      5,033      5,722
     Depreciation and amortization                                   448      1,487        945      2,979
                                                                 -------   --------    -------   --------
         Operating profit (loss)                                   1,200     (1,485)     1,220     (3,340)
Interest expense                                                     590        558      1,089      1,079
                                                                 -------   --------    -------   --------
         Income (loss) before income taxes                           610     (2,043)       131     (4,419)
Benefit for income taxes                                              --         --         --     13,000
                                                                 -------   --------    -------   --------
         Net income (loss)                                           610     (2,043)       131      8,581
Dividends on preferred stock                                          57         --        102         --
                                                                 =======   ========    =======   ========
         Net income (loss) applicable to common shares           $   553   $ (2,043)   $    29   $  8,581
                                                                 =======   ========    =======   ========

     Basic and diluted earnings (loss) per share common share:
         Basic earnings (loss) per common share                  $   .04   $   (.15)   $   .00   $    .62
                                                                 =======   ========    =======   ========
         Diluted earnings (loss) per common share                $   .03   $   (.15)   $   .00   $    .43
                                                                 =======   ========    =======   ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Six months ended June 30,
                                                                               2002        2001
                                                                               ----        ----

Cash flows from operating activities:
    Net income                                                               $    29    $  8,581
    Adjustments to reconcile net income to net cash provided  (used) in operating activities:
        Depreciation and amortization                                            945       2,979
        Amortization of deferred member acquisition costs                      2,617       4,009
        Amortization of deferred financing costs                                 371         175
        Deferred income tax benefit                                               --     (13,000)
        Changes in asset and liability accounts, net of asset acquisition:
           (Increase) decrease in accounts receivable, net                      (586)        971
           Increase in inventory                                                (371)       (318)
           Decrease in prepaid expenses                                          617         162
           Increase in royalty advances                                         (226)       (270)
           Increase in deferred member acquisition costs                      (4,647)     (2,034)
           Increase (decrease) in accounts payable and accrued expenses        2,007      (3,788)
                                                                             -------    --------
                  Net cash provided (used) in operating activities               756      (2,533)
                                                                             -------    --------
Cash flows from investing activities:
        Acquisition of fixed assets                                              (91)        (59)
        Cash paid for asset acquisition                                         (379)         --
                                                                             -------    --------
                  Net cash used in investing activities                         (470)        (59)
                                                                             -------    --------
Cash flows from financing activities:
        Proceeds from exercise of stock options and warrants                     212          --
        Net proceeds from issuance of long-term debt                             500       2,800
        Payment of long-term debt                                               (774)         --
        Increase in deferred financing costs                                     (45)       (429)
                                                                             -------    --------
                  Net cash (used) provided by financing activities              (107)      2,371
                                                                             -------    --------
Net increase (decrease) in cash and cash equivalents                             179        (221)
Cash and cash equivalents at beginning of period                                  64         498
                                                                             -------    --------
Cash and cash equivalents at end of period                                   $   243    $    277
                                                                             =======    ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


(1) Organization

      MediaBay, Inc. ("MediaBay" or the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay is a leading media company specializing in spoken audio content, marketing and publishing, whose businesses include direct response and interactive marketing, retail product distribution, media publishing and broadcasting. MediaBay's content libraries include over 60,000 classic radio programs, 3,500 film and television programs and thousands of audiobooks, much of which is proprietary. MediaBay distributes its products to its own customer database of approximately 3.0 million names and 2.2 million e-mail addresses, in over 7,000 retail outlets and on the Internet through streaming and downloadable audio.

      MediaBay is comprised of four operating divisions, Audio Book Club, the leading club for audiobooks, Radio Spirits, the leading seller of classic radio programs, MediaBay.com, the Company's digital audio download service, and RadioClassics, the leading distributor of classic radio content across multiple broadcast platforms, including cable, satellite and traditional radio.


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

(3) Deferred Income Taxes

      The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. As a result of a series of strategic initiatives, the Company's operations have improved. Although realization of net deferred tax assets is not assured, management determined, based on the Company's improved operations, that it is more likely than not that a portion of the Company's deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in the first quarter of 2001, the Company reduced the valuation allowance for deferred tax assets in the amount of $13,000 and recorded an income tax benefit.

(4) Long-term Debt

      Bank Debt

      On April 1, 2002, the maturity date of the principal amount of the revolving credit facility of $5,880 was extended to January 15, 2003 with certain conditions and certain prepayments described below. The interest rate for the revolving credit facility is the prime rate plus 2%. The Company made payments of $200 in May and June 2002 and is required to make monthly payments of $150 at the end of each month beginning in July 2002 and ending December 31, 2002.

      Subordinated Debt

      During the three months ended June 30, 2002, an unrelated third party holder of the Company's subordinated debt converted principal amount of $1,000 into 200,000 shares of the Company's common stock. At June 30, 2002, the principal amount of subordinated debt held by the unrelated third party was $3,200.

      Related Party Debt

      On January 18, 2002, a principal shareholder of the Registrant exchanged the $2,500 principal amount of a $3,000 principal amount convertible note of MediaBay, Inc. (the "Note") in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2,500. The Preferred Share dividend rate of 9% is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each of the Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

      On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation ("Huntingdon"), a business wholly owned by MediaBay's chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003 (the "2002 Note"). The 2002 Note was issued in consideration of a $500 loan made to the Company by Huntingdon.

(5) Stockholders' Equity and Stock Options and Warrants

      Stock Options and Warrants

      During the six months ended June 30, 2002, the Company granted plan and non-plan options and warrants to purchase a total of 657,500 shares of the Company's common stock to the Company's chairman, consultants and Board members. The fair value of $529, computed using an accepted option-pricing model, has been included in prepaid expenses and contributed capital and is being amortized to expense over their respective service periods. The options and warrants vest on various dates and have exercise periods from three to ten years from date of vesting. Exercise prices range from $0.56 to $5.00 per share. During the six months ended June 30, 2002, non-plan options and warrants to purchase 150,000 shares of the Company's common stock were cancelled and warrants to purchase 100,000 shares of the Company's common stock expired.

      Options and warrants to purchase 69,000 shares of the Company's common stock were exercised during the second quarter of 2002, resulting in proceeds to the Company of $212.

      During the six months ended June 30, 2002, the Company issued plan options to purchase 140,500 shares of the Company's common stock to employees. The options vest on various dates and have a five-year exercise period. Exercise prices range from $1.00 to $5.00 per share. The Company cancelled five-year plan options to purchase a total of 287,750 shares of the Company's common stock.

      Common and Preferred Stock

      During the six months ended June 30, 2002, the Company issued 19,986 shares of its common stock to consultants under consulting agreements. The Company also issued 25,000 shares of preferred stock with a liquidation value of $2,500 to a principal stockholder in exchange for a $2,500 principal amount convertible note as more fully described in Note 4 above.

      During the three months ended June 30, 2002, the Company issued 200,000 shares of common stock to an unrelated third party upon conversion of $1,000 principal amount of subordinated debt.


(6) Net Loss Per Share of Common Stock

      Basic earnings (loss) per share was computed using the weighted average number of common shares outstanding for the three and six months ended June 30, 2002 of 13,987,118 and 13,926,811, respectively and for the three and six months ended June 30, 2001 of 13,861,866.

      Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the three months ended June 30, 2002 were due to the inclusion of 3,232,627 common equivalent shares, as calculated under the treasury stock method and 15,708,000 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income was $280 for the three months ended June 30, 2002. Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the six months ended June 30, 2002 were due to the inclusion of 2,466,075 common equivalent shares, as calculated under the treasury stock method. Common equivalent shares, which were not included in the calculation of fully diluted shares because they were anti-dilutive, were 15,627,000 relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net income were $571 for the six months ended June 30, 2002.

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

(7) License, Inventory and Miscellaneous Asset Purchase

      On March 1, 2002, the Company acquired inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. The Company expended $379 in cash, including fees and expenses. Additional payments of nine monthly installments of $74 commenced on June 15, 2002. The Company estimates other costs related to the asset purchase are approximately $305. The preliminary allocation of asset value is as follows:

      Miscellaneous                           $    5
      Net Inventory                               60
      Royalty Advances (The Shadow)               10
      Goodwill                                 1,230
                                              ------
      Total                                   $1,305
                                              ======

(8) Supplemental Cash Flow Information

      Cash paid for interest expense was $357 and $597 for the six months ended June 30, 2002 and 2001, respectively.

      During the six months ended June 30, 2002, the Company issued 19,986 shares of the Company's common stock to consultants under consulting agreements. The shares have been valued at $50 and are being amortized to expense over the period of benefit.

(9) Segment Reporting

      For 2002 and 2001, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs; and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three reportable segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the six months ended June 30, 2002 and 2001 from its newest subsidiary RadioClassics, which is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

Segment Reporting
Three Months Ended June 30, 2002
                                                 Corporate           ABC           RSI      Mbay.com     Intersegment     Total
                                                 ---------           ---           ---      --------     ------------     -----
Net Sales                                          $    --        $9,208        $2,775           $57        $(63)       $11,977
Operating (loss) profit                             (1,104)        1,784           597          (115)         38          1,200
Depreciation and amortization                          385            33            30            --          --            448
Interest expense and dividends on preferred
stock                                                  610            --            37            --          --            647
Net income (loss) applicable to common shares       (1,714)        1,784           560          (115)         38            553
Assets                                                  --        29,952        18,557             2         (65)        48,446
Additions to fixed assets                               --            $3           $11            --          --            $14

Three Months Ended June 30, 2001
                                                 Corporate           ABC           RSI      Mbay.com     Intersegment     Total
                                                 ---------           ---           ---      --------     ------------     -----
Net Sales                                          $    --        $8,069        $2,865           $56        ($75)       $10,915
Operating (loss) profit                             (1,840)          510           209          (373)          9         (1,485)
Depreciation and amortization                        1,311            33            43           100          --          1,487
Interest expense                                       555            --             3            --          --            558
Net income (loss) applicable to common shares       (2,395)          510           206          (373)          9         (2,043)
Assets                                               2,000        34,294        20,582         1,043         (73)        57,846
Additions to fixed assets                               --             4            27             5          --             36

Six Months Ended June 30, 2002
                                                 Corporate           ABC           RSI      Mbay.com     Intersegment     Total
                                                 ---------           ---           ---      --------     ------------     -----
Net Sales                                          $    --       $17,129        $4,307          $107        $(86)        21,457
Operating (loss) profit                             (2,116)        2,837           692          (231)         38          1,220
Depreciation and amortization                          821            64            60            --          --            945
Interest expense and dividends on preferred
stock                                                1,146            --            45            --          --          1,191
Net income (loss) applicable to common shares       (3,262)        2,837           647          (231)         38             29
Assets                                                  --        29,952        18,557             2         (65)        48,446
Additions to fixed assets                               --           $73           $18            --          --            $91

Six Months Ended June 30, 2001
                                                 Corporate           ABC           RSI      Mbay.com     Intersegment     Total
                                                 ---------           ---           ---      --------     ------------     -----
Net Sales                                          $    --       $15,857        $4,602          $203       ($146)       $20,516
Operating (loss) profit                             (3,469)        1,292          (213)         (979)         29         (3,340)

Depreciation and amortization                        2,622            66            85           206          --          2,979

Interest expense                                     1,072            --             7            --          --          1,079

Net income (loss) applicable to common shares        8,459         1,293          (220)         (979)         28          8,581

Assets                                               2,000        34,294        20,582         1,043         (73)        57,846

Additions to fixed assets                               --            $8           $36           $15          --            $59

(10) Goodwill and Other Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The Company completed the transitional impairment test, which did not result in an impairment loss. Subsequent impairment tests will be performed in the fourth quarter of each year in connection with the annual budgeting and planning process. We allocated total goodwill, net of accumulated amortization of $1,518, of $9,879 to our Radio Spirits division. The following table presents the quarterly and six-month results of the Company on a comparable basis:

                                                           For Three Months Ended        For Six Months
                                                                   June 30,               Ended June 30,
                                                              2002        2001           2002        2001
                                                           ---------   ---------       ---------   ---------
Net income (loss):
Reported net income (loss) applicable to common
shares                                                     $     553   $  (2,043)      $      29   $   8,581
Goodwill amortization                                             --         127              --         254
                                                           ---------   ---------       ---------   ---------
Adjusted net income (loss)                                 $     553   $  (1,916)      $      29   $   8,835
                                                           =========   =========       =========   =========

Basic earnings (loss) per common share:

Reported basic net earnings (loss) per common share        $     .04   $    (.15)      $     .00   $     .62
Goodwill amortization                                             --         .01              --         .02
                                                           ---------   ---------       ---------   ---------
Adjusted basic earnings (loss) per common share            $     .04   $    (.14)      $     .00   $     .64
                                                           =========   =========       =========   =========

Diluted (loss) earnings per common share:

Reported diluted net earnings (loss) per common share      $     .03   $    (.15)      $     .00   $     .43
Goodwill amortization                                             --         .01              --         .01
                                                           ---------   ---------       ---------   ---------
Adjusted diluted earnings (loss) per common share          $     .03   $    (.14)      $     .00   $     .44
                                                           =========   =========       =========   =========

      We amortize other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $385 for the three months ended June 30, 2002 and $821 for the six months ended June 30, 2002. The following table presents our estimate of amortization expenses for all of 2002, and for each of the five succeeding years:

For the years ending December 31,
2002                                             $ 1,079
2003                                               $ 436
2004                                               $ 338
2005                                               $ 329
2006                                                $ --
2007                                                $ --

The following table presents details of Other Intangibles at June 30, 2002 and December 31, 2001:

                                        June 30, 2002                   December 31, 2001
                              -----------------------------       -----------------------------
                                      Accumulated                         Accumulated
                               Cost   Amortization      Net        Cost   Amortization      Net
                               ----   ------------      ---        ----   ------------      ---
Mailing Agreements           $2,892      $1,600      $1,292      $2,892      $1,362      $1,530
Customer Lists                4,380       4,380          --       4,380       3,818         562
Non-Compete Agreements          200         131          69         200         110          90
Licenses and other              115          --         115         110          --         110
                             ------      ------      ------      ------      ------      ------
Total Other Intangibles      $7,587      $6,111      $1,476      $7,587      $5,290      $2,292
                             ======      ======      ======      ======      ======      ======

(11) Recently Issued Accounting Standards

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 develops a single accounting model for long-lived assets to be disposed of by sale, addresses significant implementation issues related to previous guidance, and requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of SFAS 144 did not have any impact on the Company's financial position, results of operations, or cash flows.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

(12) Subsequent Events

      In July 2002, the Company obtained an "Exclusive Field of Use License" ("License") to U.S. Patent No. 4,528,643 known as the "Freeny Patent", entitled "System for Reproducing Information in Material Objects at a Point of Sale Location", and corresponding Canadian, UK and European patents in the spoken audio, E-book and print-on-demand markets from E-Data Corporation. The license also enables the Company, in certain instances, to pursue infringers of the Freeny Patent in related fields, including the music download market.

      The Freeny patent covers a specific system and method of distributing information over electronic and wireless networks and systems. These patents are the basic building blocks of the rapidly growing e-commerce market for books, spoken word audio products, music, films and other products digitally distributed through the Internet, point of sale kiosk networks and other delivery systems and networks. In July 2001, the Court of Appeals for the Federal Circuit held that the patent covers the sale of software, video games, music and other products including spoken audio and E-books downloaded by businesses and consumers to offices and homes and then copied on to compact discs, digital audio devices, mp3 players, paper or other storage media. E-Data has previously resolved its claims of patent infringement and settled with a number of companies.

      Under the terms of the license agreement, the Company has the exclusive right to use the patent in the spoken word audio, print-on-demand and E-book markets. The license covers the life of the patent in its respective territories and assigns to the Company the right to claims for accrued, current and future royalties, profits and damages arising from infringement in the markets. The assignment of accrued royalties, profits and damages survives the term of the patent. The Company also possesses the right to pursue infringers, in certain instances, in related fields, including the music download market. The Company and E-Data will share in cash proceeds derived from the licensed markets, with the Company receiving the majority of the revenue.

      As consideration for the License, the Company issued to E-Data 100,000 shares of its common stock and a warrant to purchase up to 50,000 shares of the Company's common stock at a price of $5.00 per share. The warrant has been valued at $37 using an accepted valuation method. The total value of the License, based on the consideration paid by the Company, has been included in intangible assets and will be amortized over the useful life of the License. The Company also received a warrant to purchase 50,000 shares of E-Data common stock with an exercise price of $.25.

      Subsequent to June 30, 2002, in addition to the warrant issued to E-Data, discussed above, the Company issued five-year plan options to purchase 15,000 shares of MediaBay common stock to a consultant. These options have been valued at $14 using an accepted valuation method. The Company also cancelled plan options to purchase 11,000 shares of MediaBay common stock.

      In August 2002, payment of interest on the notes due to Huntingdon of $2,500, $800 and $500 was extended to January 15, 2004.

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

Introduction

      MediaBay is a leading media company specializing in spoken audio content, marketing and publishing, whose businesses include direct response and interactive marketing, retail product distribution, media publishing and broadcasting.

      MediaBay is comprised of four operating divisions, Audio Book Club, the leading club for audiobooks, Radio Spirits, the leading seller of classic radio programs, MediaBay.com, the Company's digital audio download service, and RadioClassics, the leading distributor of classic radio content across multiple broadcast platforms, including cable, satellite and traditional radio. We report financial results on the basis of four reportable segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. RadioClassics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry.

      MediaBay's content libraries include over 60,000 classic radio programs, 3,500 film and television programs and thousands of audiobooks. The majority of our content is acquired under exclusive licenses from the rights holders enabling us to manufacture the product giving us significantly better product margins than other companies.

      Our total customer file includes approximately 3.0 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 7,000 retail locations, including Costco, Target, Cracker Barrel, Sam's Club, Barnes & Noble, Borders and Amazon.com.

      Our marketing programs have consisted primarily of direct mail, media advertising and marketing on the Internet. We capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit, based on our historical experience.

Results of Operations

      Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Gross sales for the three months ended June 30, 2002 were $16,137 an increase of $2,134, or 15.2%, as compared to $14,003 for the three months ended June 30, 2001. The increase in gross sales is principally due to increased sales at our Audio Book Club due to an increase in membership and sales per member. These increases were partially offset by planned lower direct mail sales of our old time radio products as we focused on more profitable customers.

      Returns, discounts and allowances for the three months ended June 30, 2002 were $4,160, as compared to $3,088 for the three months ended June 30, 2001. The increase in returns, discounts and allowances is largely due to the increased gross sales and a higher reserve for returns on certain wholesale accounts of our classic radio programs.

      Principally as a result of higher gross sales partially offset by higher reserves for returns, net sales for the three months ended June 30, 2002 increased $1,062, or 9.7%, to $11,977 as compared to $10,915 for the three months ended June 30, 2001.

      Cost of sales for the three months ended June 30, 2002 decreased $261, or 4.8%, to $5,194 from $5,455 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 43.4% from 50.0% and gross profit as a percentage of net sales rose to 56.6% for three months ended June 30, 2002 as compared to 50.0% for the three months ended June 30, 2001. Principally due to higher gross sales, as described above, and an improved gross profit margin, gross profit increased $1,323, or 24.2%, to $6,783 for the three months ended June 30, 2002 as compared to $5,460 for the three months ended June 30, 2001. The substantial improvement in gross profit margin came as a result of revisions in the merchandising of products in our catalogs, to retail chains and on our web sites, to sell those items which contribute greater gross profit. This increase in gross profit occurred despite up-front enrollment costs, included in cost of goods sold, associated with a high number of new members acquired in the second quarter of 2002 as a result of successful direct marketing efforts at Audio Book Club. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss, which is recovered through additional member purchases at regular prices. Because we cannot capitalize this loss on new member product shipments under generally accepted accounting principles, the initial purchase has the effect of reducing gross profit in the period of enrollment.

      Advertising and promotion expenses decreased $110 or 4.1% to $2,588 for the three months ended June 30, 2002 as compared to $2,698 in the prior comparable period. The decrease in reported advertising expense is principally due to lower advertising expenditures in 2001 and the write-down of deferred member acquisition costs in the third quarter of 2001, which resulted in lower amortization of new member acquisition costs in 2002 and thus lower reported advertising expense in 2002. We have attracted approximately 56% more new members in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

      General and administrative expenses for the three months ended June 30, 2002 decreased $213 to $2,547 from $2,760 for the three months ended June 30, 2001. General and administrative expense decreases are principally attributable to decreases in payroll and related expenses due to the consolidation of certain of our classic radio operations into our New Jersey facility and reductions in our allowance for bad debts as our historical bad debt experience improves.

      Depreciation and amortization expenses for the three months ended June 30, 2002 were $448, a decrease of $1,039, as compared to $1,487 for the prior comparable period. The decrease is principally attributable to discontinuation in 2002 of amortization of certain intangible assets acquired in our acquisitions because they were fully amortized in 2001. We also implemented SFAS No. 142 which provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We have completed the transitional goodwill impairment test, which did not result in an impairment loss.

      Interest expense for the three months ended June 30, 2002 increased $32 to $590 as compared to $558 for the three months ended June 30, 2001. The increase is principally due to increased borrowings offset by a decrease in interest rates. Preferred dividends for the three months ended June 30, 2002 were $57 on 25,000 shares of Series A Preferred Stock.

      Primarily due to increased sales, reductions in cost of sales, advertising expenses and general and administrative expenses, as discussed above, our earnings before interest, taxes, depreciation and amortization, ("EBITDA") increased $1,646 to $1,648 for the three months ended June 30, 2002 as compared to $2 for the three months ended June 30, 2001. EBITDA is not a recognized measure of performance under generally accepted accounting principles, however we believe that EBITDA is a relevant measure of our performance because it reflects our operations without giving effect to costs associated with our acquisitions.

      Principally due to the lower costs enumerated above and decreased amortization of goodwill, the Company reported net income applicable to common shares of $553, or $.03 per diluted share of common stock, an improvement of $2,596, as compared to a net loss for the three months ended June 30, 2002 of $2,043, or $.15 per share for the three months ended June 30, 2001.

      Six Months Ended June 30, 2002 Compared to Six Months Ended

      June 30, 2001

      Gross sales for the six months ended June 30, 2002 were $27,748, an increase of $835, as compared to $26,913 for the six months ended June 30, 2001. The increase in gross sales is principally due to increase sales at our Audio Book Club due to an increase in membership and sales per member. These increases were partially offset by planned lower direct mail sales of our old time radio products as we focused on more profitable customers.

      Returns, discounts and allowances for the six months ended June 30, 2002 decreased $106 to $6,291, or 22.7% of gross sales, as compared to $6,397, or 23.8% of gross sales, for the six months ended June 30, 2001. The decrease in returns as a percentage of net sales is primarily attributable to better historical return experience at Audio Book Club.

      Principally as a result of increased gross sales and lower returns, net sales for the six months ended June 30, 2002 increased $941, or 4.6%, to $21,457 as compared to $20,516 for the six months ended June 30, 2001.

      Cost of sales for the six months ended June 30, 2002 increased $212, or 2.29%, to $9,483 from $9,271 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 44.2% from 45.2%. We revised the merchandising of products in our catalogs, to retail chains and on our web sites, to sell only those items, which contribute greater gross profit. As a result, gross profit as a percentage of net sales increased to 55.8% for the six months ended June 30, 2002 as compared to a gross profit as a percentage of net sales of 54.8% for the six months ended June 30, 2001. This increase in gross profit margin occurred despite up-front enrollment costs, included in cost of goods sold, associated with a high number of new members acquired in the first six months of 2002 as a result of successful direct marketing efforts at Audio Book Club. Principally due to improved margins on products, gross profit increased $729 to $11,974 for the six months ended June 30, 2002 as compared to $11,245 for the six months ended June 30, 2001.

      Advertising and promotion expenses decreased $1,108 or 18.3% to $4,776 for the six months ended June 30, 2002 as compared to $5,884 in the prior comparable period. The decrease is principally due to the timing and size of new member direct mail campaigns in both 2002 and 2001 and the write-down of deferred member acquisition costs in the third quarter of 2001 resulting in lower amortization of new member enrollment costs in 2002. In 2002, we made the strategic decision to aggressively grow our Audio Book Club membership by expanding our targeted direct mail campaigns and its Internet marketing efforts. We have attracted approximately 160,000 new members in the six months ended June 30, 2002 an increase of 60% over the new members attracted in the six months ended June 30, 2001 of 100,000.

      General and administrative expenses for the six months ended June 30, 2002 decreased $689 to $5,033 from $5,722 for the six months ended June 30, 2001. General and administrative expense decreases are principally attributable to decreases in payroll and related expenses due to the consolidation of certain of our classic radio operations into our New Jersey facility and reductions in our allowance for bad debts as our historical bad debt experience improves.

      Depreciation and amortization expenses for the six months ended June 30, 2002 were $945, a decrease of $2,034, as compared to $2,979 for the prior comparable period. The decrease is principally attributable to discontinuation in 2002 of amortization of certain intangible assets acquired in our acquisitions, which were fully amortized in 2001. We also implemented SFAS No. 142 which provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We have completed the transitional goodwill impairment test, which did not result in an impairment loss.

      Net interest expense for the six months ended June 30, 2002 increased $10 to $1,089 as compared to $1,079 for the six months ended June 30, 2001. Preferred stock dividends of $102 for the six months ended June 30, 2002 were on 25,000 shares of Series A Preferred Stock.

      Primarily due to increased gross sales, reductions in cost of sales as a percentage of net sales, advertising expenses and general and administrative expenses, as discussed above, our earnings (loss) before interest, taxes, depreciation and amortization, (EBITDA) improved $2,526 to $2,165 for the six months ended June 30, 2002 as compared to a loss of $(361) for the six months ended June 30, 2001. EBITDA is not a recognized measure of performance under generally accepted accounting principles, however we believe that EBITDA is a relevant measure of our performance because it reflects our operations without giving effect to costs associated with our acquisitions.

      Principally due to increased net sales and the lower costs enumerated above and decreased amortization of goodwill, the net income before taxes for the six months ended June 30, 2002 increased $4,550 to $131, as compared to a loss of $(4,419) for the six months ended June 30, 2001.

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

      Primarily due to the reduction in the valuation allowance for deferred tax assets in 2001, we had net income of $8,581, or $.43 per fully diluted share for the six months ended June 30, 2001, as compared to net income of $29, or $.00 per fully diluted share, for the six months ended June 30, 2002.

Liquidity and Capital Resources

      Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have generated cash from operations in the last four quarters, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses.

      Debt in the amount of $9,873 is payable within the next twelve months. Payments of $224 per month are due through December 31, 2002. We anticipate making the monthly payments in 2002 from cash flow generated from operations. Our lenders have historically extended the due dates of our loans and we are in discussions with a number of parties, including our present lenders, regarding new or extended credit facilities.

      For the six months ended June 30, 2002, our cash increased by $179, as we had cash provided by operations of $756 and used net cash of $470 and $107 for investing and financing activities, respectively. Net cash provided by operations principally consisted of our net income of $29, increased by depreciation and amortization of intangibles and deferred financing costs of $1,316, a decrease in prepaid expenses of $617 and an increase in accounts payable and accrued expenses of $2,007. Net cash provided by operations was partially offset by increases in accounts receivable of $586, inventories of $371, royalty advances of $226 and a net increase in deferred member acquisition costs of $2,030.

      The increase in receivables is principally due to increased sales at Audio Book Club and large wholesale sales of our old time radio products in June related to Father's Day promotions. The increase in inventory is primarily due to the timing of purchases. The increase in royalty advances is primarily attributable to the renewal and expansion of licensing agreements with our significant publishers. The increase in deferred member acquisition cost is principally due to expansion of our Audio Book Club new member acquisition marketing both in direct mail and on the Internet. The increase in accounts payable and accrued expenses is principally due to the timing of vendor invoicing and payments. The decrease in prepaid expenses is principally due to the timing of our marketing activities.

      Cash used in investing activities consists of acquisitions of fixed assets, principally computer equipment, and the acquisition by RSI, our wholly owned subsidiary of inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. We made payments, including costs, of $379. Additional payments of nine monthly installments of $74 commenced on June 15, 2002. Other costs related to the asset purchase are estimated at approximately $305.

      The Company received proceeds from the exercise of stock options and warrants in the amount of $212 in the second quarter of 2002. On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by our chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003. For a further description of this transaction, see Note 4 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

Recently Issued Accounting Standards

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 develops a single accounting model for long-lived assets to be disposed of by sale, addresses significant implementation issues related to previous guidance, and requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of SFAS 144 did not have any impact on the Company's financial position, results of operations, or cash flows.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

      Our exposure to market risk for changes in interest rates relate to our long-term debt. Interest on $8,480 of our long-term debt is payable at the prime rate plus 2%. If the prime rate were to increase our interest expense would increase.

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds (Dollars in thousands, except per share data)

      During the three months ended June 30, 2002, we granted warrants to purchase a total of 100,000 shares of our common stock to a consultant. The fair value of $36, computed using accepted option-pricing model, has been included in prepaid expenses and contributed capital and is being amortized to expense over the period of service. The warrants vest one year from grant date and have an exercise period of three years from date of vesting. Exercise prices range from $4.00 to $7.00 per share. During the three months ended June 30, 2002, warrants to purchase 75,000 shares of our common stock were cancelled.

      During the three months ended June 30, 2002, the Company cancelled five-year plan options to purchase a total of 254,750 shares of the Company's common stock.

      During the three months ended June 30, 2002, we issued 6,250 shares of our common stock to consultants under consulting agreements and a total of 69,000 shares of common stock were issued as result of the exercise of options and warrants in the second quarter of 2002, resulting in proceeds to us of $212.

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

                                        MediaBay, Inc.


Dated:   August 14, 2002   By:          /s/ Michael Herrick
                                        ----------------------------------------
                                        Michael Herrick
                                        Chief Executive Officer and President

Dated    August 14, 2002   By:          /s/ John F. Levy
                                        ----------------------------------------
                                        John F. Levy
                                        Chief Financial and Accounting Officer