Form 10-Q
period 2002-09-30
MEDIABAY INC
filed 2002-11-14
CIK 1040973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

                         Commission file number 1-13469

                                 MediaBay, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Florida                                         65-0429858
(State or Other Jurisdiction of                             (I.R.S. Employment
 Incorporation or Organization)                             Identification No.)

2 Ridgedale Avenue, Cedar Knolls, New Jersey                07927
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone number, Including Area Code:         (973) 539-9528
                                                            --------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

Yes  X   No
    ---     ---

As of November 11, 2002, there were 14,252,352 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.

                        Quarter Ended September 30, 2002
                                    Form 10-Q

                                      Index

                                                                            Page
                                                                            ----

PART I:   Financial Information

Item 1:   Financial Statements

          Consolidated Balance Sheets at September 30, 2002 and December 31,
          2001 (unaudited)                                                     3

          Consolidated Statements of Operations for the three and nine months
          ended September 30, 2002 and 2001 (unaudited)                        4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2002 and 2001 (unaudited)                              5

          Notes to Consolidated Financial Statements (unaudited)               6

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               14

Item 3:   Quantitative and Qualitative Disclosures of Market Risk             20

Item 4:   Controls and Procedures                                             20

PART II:  Other Information

Item 2:   Changes in Securities and Use of Proceeds                           21

Item 6:   Exhibits and Reports on Form 8-K                                    21

          Signatures                                                          22

          Certification of Principal Executive Officer                        22

          Certification of Principal Financial Officer                        23

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                                                   MEDIABAY, INC.
                                             Consolidated Balance Sheets
                                               (Dollars in Thousands)
                                                                                          September 30,
                                                                                              2002       December 31,
                                                                                          (Unaudited)        2001
                                                                                          ------------   ------------
                                                       Assets
Current assets:
     Cash and cash equivalents                                                                $    22      $    64
      Accounts  receivable,  net of allowances  for sales returns and doubtful  accounts
       of $4,331 and $4,539 at September 30, 2002 and December 31, 2001, respectively           6,834        4,798
     Inventory                                                                                  5,502        4,061
     Prepaid expenses and other current assets                                                  2,034        1,831
     Royalty advances                                                                             862          773
     Deferred member acquisition costs - current                                                5,139        3,435
     Deferred income taxes - current                                                              550          550
                                                                                              -------      -------
          Total current assets                                                                 20,943       15,512
Fixed assets, net of accumulated depreciation of $630 and $450 at September 30, 2002
    and December 31, 2001, respectively                                                           387          467
Deferred member acquisition costs - non-current                                                 2,478        1,433
Deferred income taxes - non-current                                                            16,650       16,650
Other intangibles                                                                               1,347        2,292
Goodwill                                                                                        9,879        8,649
                                                                                              -------      -------
                                                                                              $51,684      $45,003
                                                                                              =======      =======

                                        Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                   $ 17,431      $13,891
     Current portion - long-term debt                                                           2,470        1,600
                                                                                             --------      -------
          Total current liabilities                                                            19,901       15,491
                                                                                             --------      -------
Long-term debt                                                                                 15,097       17,064
                                                                                             --------      -------
Common stock subject to contingent put rights                                                   4,550        4,550
                                                                                             --------      -------
Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares and no shares issued and outstanding at September 30, 2002 and December 31, 2001,
    respectively                                                                                2,500           --
Common stock; no par value, authorized 150,000,000 shares; issued and
    outstanding 14,252,352 at September 30, 2002 and 13,861,866 at December 31, 2001           94,725       93,468
Contributed capital                                                                             4,519        4,094
Accumulated deficit                                                                           (89,608)     (89,664)
                                                                                             --------      -------
           Total common stockholders' equity                                                   12,136        7,898
                                                                                             --------      -------
                                                                                             $ 51,684      $45,003
                                                                                             ========      =======

See accompanying notes to consolidated financial statements.

                                               MEDIABAY, INC.
                                    Consolidated Statements of Operations
                                (Dollars in Thousands, Except Per Share Data)
                                                 (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                           ---------------------     ---------------------
                                                             2002         2001         2002         2001
                                                           --------     --------     --------     --------
Sales                                                       $15,865      $ 12,513       $43,613      $ 39,426
Returns, discounts and allowances                             4,598         2,634        10,889         9,031
                                                            -------      --------       -------      --------
     Net sales                                               11,267         9,879        32,724        30,395
Cost of sales                                                 5,241         5,285        14,724        14,556
Cost of sales - write-downs                                      --         2,261            --         2,261
Advertising and promotion                                     2,633         3,158         7,409         9,042
Advertising and promotion - write-downs                          --         3,971            --         3,971
General and administrative                                    2,499         2,814         7,532         8,536
Asset write-downs and strategic charges                          --         7,044            --         7,044
Depreciation and amortization                                   191         1,486         1,136         4,465
                                                            -------      --------       -------      --------
         Operating income (loss)                                703       (16,140)        1,923       (19,480)
Interest expense                                                619           608         1,708         1,688
                                                            -------      --------       -------      --------
         Income (loss) before income taxes                       84       (16,748)          215       (21,168)
Benefit for income taxes                                         --            --            --        13,000
                                                            -------      --------       -------      --------
         Net income (loss)                                       84       (16,748)          215        (8,168)
Dividends on preferred stock                                     57            --           159            --
                                                            -------      --------       -------      --------
         Net income (loss) applicable to common shares      $    27      $(16,748)      $    56      $ (8,168)
                                                            =======      ========       =======      ========

     Basic and diluted earnings (loss) per share:
         Basic earnings (loss) per common share             $   .00      $  (1.21)      $   .00      $   (.59)
                                                            =======      ========       =======      ========
         Diluted earnings (loss) per common share           $   .00      $  (1.21)      $   .00      $   (.59)
                                                            =======      ========       =======      ========

See accompanying notes to consolidated financial statements.

                                              MEDIABAY, INC.
                                  Consolidated Statements of Cash Flows
                                          (Dollars in Thousands)
                                               (Unaudited)
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                   2002          2001
                                                                                 --------      --------
Cash flows from operating activities:
    Net income (loss)                                                            $    56       $ (8,168)
    Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
        Depreciation and amortization                                              1,136          4,465
        Amortization of deferred member acquisition costs                          4,011          6,105
        Non-current accrued interest and dividends                                   196             --
        Amortization of deferred financing costs                                     605            316
        Deferred income tax benefit                                                   --        (13,000)
        Asset write-downs and strategic charges                                       --         13,276
        Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:

                  (Increase) decrease in accounts receivable, net                 (2,036)         1,216
           Increase in inventory                                                  (1,381)           (90)
           (Increase) decrease in prepaid expenses                                  (275)           105
           (Increase) decrease in royalty advances                                   (78)           275
           Increase in deferred member acquisition costs                          (6,761)        (3,381)
           Increase (decrease) in accounts payable and accrued expenses
                                                                                   4,766         (3,458)
                                                                                 -------       --------
                  Net cash provided by (used in) operating activities                239         (2,339)
Cash flows from investing activities:
        Acquisition of fixed assets                                                 (106)          (147)
        Cash paid for asset acquisition                                             (675)            --
        Acquisition of intangible assets                                              --           (110)
                                                                                 -------       --------
                  Net cash used in investing activities                             (781)          (257)
                                                                                 -------       --------
Cash flows from financing activities:

        Proceeds from exercise of stock options and warrants                         214             --
        Net proceeds from issuance of long-term debt                               1,500          2,800
        Payment of long-term debt                                                 (1,150)          (100)
        Increase in deferred financing costs                                         (64)          (431)
                                                                                 -------       --------
                  Net cash provided by financing activities                          500          2,269
                                                                                 -------       --------
Net (decrease) in cash and cash equivalents                                          (42)          (327)
Cash and cash equivalents at beginning of period                                      64            498
                                                                                 -------       --------
Cash and cash equivalents at end of period                                       $    22       $    171
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

(4)  License, Inventory and Miscellaneous Asset Purchase

      On March 1, 2002, the Company acquired inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. The Company expended $379 in cash at closing, including fees and expenses. Additional payments of nine monthly installments of $74 commenced on June 15, 2002. The Company estimates other costs related to the asset purchase are approximately $305. The preliminary allocation of asset value is as follows:

     Miscellaneous ......................................            $    5
     Net Inventory ......................................                60
     Royalty Advances (The Shadow) ......................                10
     Goodwill ...........................................             1,230
                                                                     ------
     Total ..............................................            $1,305
                                                                     ======

(5)  Freeny Patent

     In July 2002, the Company obtained an "Exclusive Field of Use License" ("License") to U.S. Patent No. 4,528,643 known as the "Freeny Patent", entitled "System for Reproducing Information in Material Objects at a Point of Sale Location", and corresponding Canadian and European patents in the spoken audio, E-book and print-on-demand markets from E-Data Corporation. The license also enables the Company, in certain instances, to pursue infringers of the Freeny Patent in related fields, including the music download market.

     As consideration for the License, the Company issued to E-Data 100,000 shares of its common stock and a warrant to purchase up to 50,000 shares of the Company's common stock at a price of $5.00 per share. The Company also received a warrant to purchase 50,000 shares of E-Data common stock with an exercise price of $.25. The transaction closed subsequent to September 30, 2002.

(6)  Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The Company completed the transitional impairment test, which did not result in an impairment loss. Subsequent impairment tests will be performed in the fourth quarter of each year in connection with the annual budgeting and planning process. The Company allocated total goodwill, net of accumulated amortization of $1,518, of $9,879 to our Radio Spirits division. The following table presents the quarterly and nine month results of the Company on a comparable basis:

                                                                For Three Months              For Nine Months
                                                               Ended September 30,           Ended September 30,
                                                               2002           2001           2002           2001
                                                             ---------      ---------      ---------      ---------
Net Income (Loss):
Reported net income (loss) applicable to common shares       $      27      $ (16,748)     $      56      $  (8,168)
Goodwill amortization                                               --            128             --            382
                                                             ---------      ---------      ---------      ---------
Adjusted net income (loss) applicable to common shares       $      27      $ (16,620)     $      56      $  (7,786)
                                                             =========      =========      =========      =========


Basic Earnings (Loss) Per Common Share:
Reported basic net earnings (loss) per common share          $     .00      $   (1.21)     $     .00      $    (.59)
Goodwill amortization                                               --            .01             --            .02
                                                             ---------      ---------      ---------      ---------
Adjusted basic earnings (loss) per common share              $     .00      $   (1.20)     $     .00      $    (.57)
                                                             =========      =========      =========      =========

Diluted (Loss) Earnings Per Common Share:
Reported diluted net earnings (loss) per common share        $     .00      $   (1.21)     $     .00      $    (.59)
Goodwill amortization                                               --            .01             --            .02
                                                             ---------      ---------      ---------      ---------
Adjusted diluted earnings (loss) per common share            $     .00      $   (1.20)     $     .00      $    (.57)
                                                             =========      =========      =========      =========

      The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $129 for the three months ended September 30, 2002 and $950 for the nine months ended September 30, 2002. The following table presents our estimate of intangible amortization expenses for the three months ending December 31, 2002, and for each of the five succeeding years:

For the years ending December 31,

2002                     $   129
2003                     $   436
2004                     $   338
2005                     $   329
2006                     $    --
2007                     $    --

The following table presents details of Other Intangibles at September 30, 2002 and December 31, 2001:

                                                September 30, 2002                               December 31, 2001
                                      --------------------------------------          --------------------------------------
                                                   Accumulated                                     Accumulated
                                       Cost        Amortization        Net             Cost        Amortization        Net
                                      ------       ------------       ------          ------       ------------       ------
Mailing Agreements                    $2,892          $1,720          $1,172          $2,892          $1,362          $1,530
Customer Lists                         4,380           4,380              --           4,380           3,818             562
Non-Compete Agreements                   200             140              60             200             110              90
Licenses and other                       115              --             115             110              --             110
                                      ------          ------          ------          ------          ------          ------
Total Other Intangibles               $7,587          $6,240          $1,347          $7,582          $5,290          $2,292
                                      ======          ======          ======          ======          ======          ======

(7)  Long-term Debt

     Bank Debt

     On April 1, 2002, the maturity date of the principal amount of the revolving credit facility ("Credit Facility") was extended to January 15, 2003 and on October 3, 2002 maturity date of the principal amount was again extended to January 15, 2004, with certain conditions and certain prepayments described below. The interest rate for the revolving credit facility is the prime rate plus 2 1/2%. The Company made payments of $200 in May and June 2002, monthly payments of $150 in July, August and September 2002 and a monthly payment of $160 in October 2002. Monthly payments of $160 are also required at November 30 and December 31, 2002. The Company is required in 2003 to make monthly principal payments totaling $2,220.

     Subordinated Debt

     During the nine months ended September 30, 2002, an unaffiliated third party holder of the Company's subordinated debt converted principal amount of $1,000 into 200,000 shares of the Company's common stock. At September 30, 2002, the principal amount of subordinated debt held by the unrelated third party was $3,200.

     Related Party Debt

     On January 18, 2002, a principal shareholder of the Registrant exchanged the $2,500 principal amount of a $3,000 principal amount convertible note of the Company in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2,500. The Preferred Share dividend rate of 9% is the same as the interest rate of this note, and is payable in additional Preferred Shares, shares of Common Stock or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until the Company is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of this note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each of the Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

     On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation ("Huntingdon"), a business wholly owned by Norton Herrick, was issued a $500 principal amount convertible senior promissory note due June 30, 2003 as consideration of a $500 loan made to the Company by Huntingdon. This note is convertible into shares of Common Stock at the rate of $1.82 of principal per share. This note bears interest at the annual rate of the prime rate plus two percent.

     In August 2002, payment of interest on the $2,500, $800 and $500 principal amount notes due to Huntingdon was extended to the later of January 15, 2004 and ten days following repayment of the Credit Facility.

     On October 3, 2002, each of the $2,500 and $500 principal amount convertible notes previously issued to Huntingdon were amended to, among other things, extend the maturity date to September 30, 2007, provided that the holder of either note may demand repayment of the note on or after the Credit Facility is repaid. The $800 principal amount convertible note issued to Huntingdon was also amended on October 3, 2002 to, among other things, extend the maturity date to September 30, 2007, provided that beginning on the 90th day after the Credit Facility is repaid the holder may demand repayment.

     Also on October 3, 2002, the $1,984 principal amount convertible promissory note previously issued to Norton Herrick and the $500 principal amount convertible promissory note issued to Evan Herrick, Norton Herrick's son and a principal stockholder of the Company, were amended to, among other things, extend the maturity dates to September 30, 2007; provided that the Holders may demand repayment of the note on or after October 31, 2004 if the Credit Facility has been repaid.

(8)  Stockholders' Equity and Stock Options and Warrants

     Stock Options and Warrants

     During the nine months ended September 30, 2002, the Company granted plan and non-plan options and warrants to purchase a total of 682,500 shares of the Company's common stock to the Company's chairman, consultants and Board members. The fair value of $543, computed using an accepted option-pricing model, has been included in prepaid expenses and contributed capital and is being amortized to expense over their respective service periods. The options and warrants vest on various dates and have exercise periods from three to ten years from date of vesting. Exercise prices range from $0.56 to $7.00 per share. During the nine months ended September 30, 2002, the Company granted plan options to purchase 155,500 shares of the Company's common stock to employees. The options vest on various dates and have a five-year exercise period. Exercise prices range from $1.00 to $5.50 per share.

     During the nine months ended September 30, 2002, plan and non-plan options and warrants to purchase 2,098,750 shares of the Company's common stock were either cancelled or expired and the value of the warrants of $125 was written off.

     Options and warrants to purchase 70,500 shares of the Company's common stock were exercised during the nine months ended September 30, 2002, resulting in proceeds to the Company of $214.

     Common and Preferred Stock

     During the nine months ended September 30, 2002, the Company issued 19,986 shares of its common stock to consultants under consulting agreements. The Company also issued 25,000 shares of preferred stock with a liquidation value of $2,500 to a principal stockholder in exchange for a $2,500 principal amount convertible note as more fully described in Note 7 above.

     During the nine months ended September 30, 2002, the Company issued 200,000 shares of common stock to an unrelated third party upon conversion of $1,000 principal amount of convertible subordinated debt.

(9)  Net Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per share was computed using the weighted average number of common shares outstanding for the three and nine months ended September 30, 2002 of 14,218,640 and 14,025,157, respectively, and for the three and nine months ended September 30, 2001 of 13,861,866.

     Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the three months ended September 30, 2002 were due to the inclusion of 1,951,927 common equivalent shares, as calculated under the treasury stock method. Common equivalent shares, which were not included in the calculation of fully diluted shares because they were anti-dilutive, were 15,708,000 relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net income were $271 for the three months ended September 30, 2002. Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the nine months ended September 30, 2002 were due to the inclusion of 2,168,755 common equivalent shares, as calculated under the treasury stock method. Common equivalent shares, which were not included in the calculation of fully diluted shares because they were anti-dilutive, were 15,654,000 relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net income were $834 for the nine months ended September 30, 2002.

     Common equivalent shares totaling 10,035,000, including 9,765,000 shares associated with the conversion of $12,484 of convertible debt, and the related reduction in interest expense for the nine months ended September 30, 2001 of $771, were not included in the computation of diluted loss per share at September 30, 2001 because they would have been anti-dilutive.

(10) Supplemental Cash Flow Information

     Cash paid for interest expense was $564 and $840 for the nine months ended September 30, 2002 and 2001, respectively.

     During the nine months ended September 30, 2002, the Company issued 19,986 shares of the Company's common stock to consultants under consulting agreements. The shares have been valued at $50 and are being amortized to expense over the period of benefit.

(11) Segment Reporting

     For 2002 and 2001, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs; and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three reportable segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the nine months ended September 30, 2002 and 2001 from its newest subsidiary RadioClassics, which is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

Three Months Ended September 30, 2002
                                                                Corporate      ABC         RSI      Mbay.com  Intersegment    Total
Net sales                                                      $     --    $  8,792    $  2,465    $     46    $    (36)   $ 11,267
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization, interest
and dividends                                                      (626)      1,516         121        (123)          6         894
Depreciation and amortization                                       129          31          31          --          --         191
Net interest expense                                                603          --          16          --          --         618
Net (loss) income applicable to common shareholders              (1,415)      1,485          74        (123)          6          27
Assets                                                               --      31,134      20,606           3         (59)     51,684
Additions to fixed assets                                            --          14          --          --          --          14

Three Months Ended September 30, 2001
                                                                Corporate      ABC         RSI      Mbay.com  Intersegment    Total
Net sales                                                      $     --    $  7,681    $  2,242    $     27    $    (71)   $  9,879
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization and interest                (706)       (483)         90        (263)        (16)     (1,378)
Asset write-downs and strategic charges                           2,000       6,031       4,342         903          --      13,276
Depreciation and amortization                                     1,310          32          45          99          --       1,486
Net interest expense                                                606          --           2          --          --         608
Net loss applicable to common shareholders                       (4,622)     (6,546)     (4,299)     (1,265)        (16)    (16,748)
Assets                                                               --      25,014      17,008          10         (88)     41,944
Additions to fixed assets                                            --          14          74          --          --          88

Nine Months Ended September 30, 2002
                                                                Corporate      ABC         RSI      Mbay.com  Intersegment    Total
Net sales                                                      $     --    $ 25,920    $  6,772    $    154    $   (122)   $ 32,724
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization and interest
and dividends                                                    (1,921)      4,417         900        (354)         17       3,059
Depreciation and amortization                                       950          95          91          --          --       1,136
Net interest expense                                              1,647          --          61          --          --       1,708
Net income (loss) applicable to common shareholders              (4,677)      4,322         748        (354)         17          56
Assets                                                               --      31,134      20,606           3         (59)     51,684
Additions to fixed assets                                            --          88          18          --          --         106

Nine Months Ended September 30, 2001
                                                                Corporate      ABC         RSI      Mbay.com  Intersegment    Total
Net sales                                                      $     --    $ 23,538    $  6,844    $    230    $   (217)   $ 30,395
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization and interest              (1,553)        876         (38)     (1,036)         12      (1,739)
Asset write-downs and strategic charges                           2,000       6,031       4,342         903          --      13,276
Depreciation and amortization                                     3,933          98         130         304          --       4,465
Net interest expense                                              1,679          --           9          --          --       1,688
Net income (loss) applicable to common shareholders               3,835      (5,253)     (4,519)     (2,243)         12      (8,168)
Assets                                                               --      25,014      17,008          10         (88)     41,944
Additions to fixed assets                                            --          22         109          16          --         147

(12) Recently Issued Accounting Standards

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

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

(13) Subsequent Events

     On October 3, 2002 the following events occurred:

          o The maturity date of the principal amount of the Credit Facility was further extended to January 15, 2004, with certain conditions and certain prepayments described in Note 7 above.

          o Each of the $2,500, $500 and $800 principal amount convertible notes previously issued to Huntingdon were amended as more fully described in Note 7 above.

          o The $1,984 principal amount convertible promissory note issued to Norton Herrick and the $500 principal amount convertible promissory note issued to Evan Herrick, Norton Herrick's son and a principal stockholder of the Company, were amended as more fully described in Note 7 above.

          o The Company issued to Huntingdon a $1,000 principal amount convertible promissory note (the "Initial Note") in consideration of a $1,000 of advances made to the Company in the third quarter. The Initial Note bears interest at the prime rate plus 2 1/2 %, is convertible into shares of common stock at a rate of $2.00 per share and is due September 30, 2007, provided that the holder may make a demand for repayment after the Company's existing credit facility is repaid. In connection with the transaction, the Company issued to Huntingdon a ten-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share.

     On October 10, 2002, the Company issued to Huntingdon an additional $150 principal amount convertible promissory note to Huntingdon (the "Second Note"). The Second Note is convertible into shares of Common Stock at a rate of $2.00 per share. The remaining terms of the Second Note are similar to those of the Initial Note. Warrants to purchase 37,500 of shares of Common Stock at an exercise price of $2.00 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant.

     The Company and Huntingdon have also agreed that Huntingdon will loan an additional $350 to the Company on November 15, 2002, (the "Third Note"). The Third Note will be convertible into shares of Common Stock at an initial rate equal to the lower of $2.00 per share and the closing sale price of the Common Stock on November 15, 2002. The remaining terms of the Third Note will be similar to those of the Initial Note. At the time of the loan, warrants to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Third Note is convertible, at an exercise price equal to the initial conversion price of the Third Note will be issued to Huntingdon. The remaining terms of this warrant will be similar to those of the Initial Warrant.

     On October 18, 2002, Michael Herrick tendered his resignation as Chief Executive Officer of the Company, effective January 1, 2003 and the Company entered into a consulting agreement with MEH Consulting Services, Inc. ("MEH Consulting"), of which Michael Herrick is the sole stockholder and officer. This agreement effective as of January 1, 2003, has a one-year term and provides for MEH Consulting to provide the services of Michael Herrick. MEH Consulting agreed to cause Mr. Herrick to devote a minimum of 30 hours per week to the Company's business and affairs for which MEH Consulting will receive a fee of $17 per month, as well as payment or reimbursement of business expenses incurred in connection with providing services and insurance and other benefits for Michael Herrick.

     Hakan Lindskog has agreed to serve as Chief Executive Officer of the Company beginning January 1, 2003. In October 2002, the Company amended a 39-month employment agreement with Mr. Lindskog, which had been effective October 1, 2001. Pursuant to the amendment, Mr. Lindskog's base salary for 2004 was increased from $375 to $400, Mr. Lindskog will receive a bonus of $25 if he is employed by the Company on March 31, 2003 and Mr. Lindskog was granted options to purchase (i) 100,000 shares of Common Stock at an exercise price of $1.25 per share and (ii) 100,000 shares of Common Stock at $3.25 per share.

     On October 30, 2002, the Company entered into an employment agreement with Howard Herrick, which provides for an initial annual salary of $175, which increases at the rate of 4% per annum and provides for a minimum bonus of $30 per year on each December 1, beginning on December 1, 2003. Mr. Herrick's prior two-year employment agreement provided for a salary of $150 per year. The term of the employment agreement ends on December 31, 2005. In connection with entering into the employment agreement, Mr. Herrick was granted options to purchase 100,000 shares of Common Stock at an exercise price of $1.04 per share.

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

     MediaBay is comprised of four operating divisions, Audio Book Club, the leading club for audiobooks, Radio Spirits, the leading seller of classic radio programs, MediaBay.com, the Company's digital audio download service, and RadioClassics, the leading distributor of classic radio content across multiple broadcast platforms, including cable, satellite and traditional radio. We report financial results on the basis of four reportable segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. RadioClassics is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry.

     MediaBay's content libraries include over 60,000 classic radio programs, 3,500 film and television programs and thousands of audiobooks. The majority of our content is acquired under exclusive licenses from the rights holders enabling us to manufacture the product giving us significantly better product margins than other companies.

     Our total customer file includes approximately 3.0 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also currently have an additional 2.2 million e-mail addresses of spoken audio buyers and enthusiasts online. Our old-time radio products are sold in over 7,000 retail locations, including Costco, Target, Wal-Mart, Sam's Club, Barnes & Noble, Borders and Amazon.com.

     Our marketing programs have consisted primarily of direct mail, media advertising and marketing on the Internet. We capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of future benefit, based on our historical experience.

Results of Operations

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Gross sales for the three months ended September 30, 2002 were $15,865 an increase of $3,352, or 26.8%, as compared to $12,513 for the three months ended September 30, 2001. The increase in gross sales is principally attributable to higher sales at Audio Book Club of $2,572, or 25.6%, to $12,623 for the three months ended September 30, 2002, as compared to gross sales of $10,051 for the three months ended September 30, 2001. The increase in gross sales at Audio Book Club is principally due to increased membership and higher gross sales per member. Gross sales in the quarter ended September 30, 2002 also included $410 of gross sales from two new continuity programs, which were rolled out in the third quarter of 2002. Returns, discounts and allowances for the three months ended September 30, 2002 increased $1,964 to $4,598 as compared to $2,634 for the three months ended September 30, 2001. The increase in returns, discounts and allowances is due to higher sales, increased wholesale sales at Radio Spirits, with accompanying higher return rates, as a percentage of total Radio Spirits sales, and increased gross sales of Audio Book Club "main selections" with higher profitability and higher returns as a percentage of gross sales at Audio Book Club as increased new member acquisitions has expanded the membership receiving the main selection.

     Principally as a result of increased gross sales at Audio Book Club and the new continuity programs, net sales for the three months ended September 30, 2002 increased $1,388, or 14.1%, to $11,267 as compared to $9,879 for the three months ended September 30, 2001.

     Cost of sales for the three months ended September 30, 2002 was $5,241. Cost of sales as a percentage of net sales was 46.5% for the three months ended September 30, 2002. Cost of sales for the three months ended September 30, 2001 was $7,546, of which $2,261 represented a charge included in cost of sales as a write-down in the third quarter of 2001. Cost of sales as a percentage of net sales, excluding the aforementioned write-down, for the three months ended September 30, 2001, was 53.5%. Principally due to higher net sales, as described above, and an improved gross profit margin, gross profit increased $1,432 to $6,026 for the three months ended September 30, 2002 as compared to $4,594, excluding the aforementioned write-down, for the three months ended September 30, 2001. Gross profit as a percentage of net sales, excluding the aforementioned write-down, increased to 53.5% from 46.5% in the three months ended September 30, 2001. The improvement was most pronounced at Audio Book Club where gross profit as percentage of net sales increased to 58.8% from 46.7%, excluding the aforementioned write-down, for the three months ended September 30, 2001. The improvement is principally due to higher average selling prices and reduced product costs. This increase in gross profit occurred despite up-front enrollment costs, included in cost of goods sold, associated with an increased number of new members acquired in the third quarter of 2002 as a result of successful direct marketing efforts at Audio Book Club. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss, which is recovered through additional member purchases at regular prices. Because we cannot capitalize this loss on new member product shipments under generally accepted accounting principles, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Advertising and promotion expenses decreased $525 or 16.6% to $2,633 for the three months ended September 30, 2002 as compared to $3,158 in the prior comparable period. The decrease in reported advertising expense is principally due to lower advertising expenditures relating to Audio Book Club new member acquisitions in 2001 as compared to 2000 and the write-down of deferred member acquisition costs in the third quarter of 2001 of $3,971, which resulted in lower amortization of new member acquisition costs in 2002 and thus lower reported advertising expense in 2002. We have attracted approximately 31% more new members to our Audio Book Club in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     General and administrative expenses for the three months ended September 30, 2002 decreased $315 to $2,499 from $2,814 for the three months ended September 30, 2001. General and administrative expense decreases are principally attributable to decreases in payroll and related expenses due to the consolidation of certain of our classic radio operations into our New Jersey facility and staff reductions at MediaBay.com, our Internet maintenance and development division.

     Depreciation and amortization expenses for the three months ended September 30, 2002 were $191, a decrease of $1,295, as compared to $1,486 for the prior comparable period. The decrease is principally attributable to discontinuation in 2002 of amortization of certain intangible assets acquired in our acquisitions because they were fully amortized in 2001. We also implemented SFAS No. 142 which provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We have completed the transitional goodwill impairment test, which did not result in an impairment loss.

     We recorded $11,276 of strategic charges and a charge of $2,000 to write-off our investment in I-Jam Multimedia LLC in the three months ended September 30, 2001.

     Interest expense for the three months ended September 30, 2002 increased $11 to $619 as compared to $608 for the three months ended September 30, 2001. The increase is principally due to increased borrowings offset by a decrease in interest rates. Preferred dividends for the three months ended September 30, 2002 were $57 on the outstanding 25,000 shares of Series A Preferred Stock which were issued in February 2002.

     Principally due to higher sales, the lower costs enumerated above and decreased amortization of goodwill, and the strategic charges and asset write-downs recorded in the third quarter of 2001, the Company reported net income applicable to common shares of $27, or $.00 per share of common stock, as compared to a loss of $16,748, or $(1.21) per share of common stock for the three months ended September 30, 2001.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Gross sales for the nine months ended September 30, 2002 were $43,613, an increase of $4,187, or 10.6%, as compared to $39,426 for the nine months ended September 30, 2001. The increase in gross sales is primarily attributable to increased sales for the nine months ended September 30, 2002 at Audio Book Club of $4,040, or 13.1%, to $34,883, as compared to $30,843 for the nine months ended September 30, 2001. Audio Book Club has attracted over 232,500 new members in the nine months ended September 30, 2002, an increase of 49%, as compared to new members attracted in 2001. Returns, discounts and allowances for the nine months ended September 30, 2002 increased $1,858 to $10,889, or 25.0% of gross sales, as compared to $9,031, or 22.9% of gross sales for the nine months ended September 30, 2001. The increase in returns, discounts and allowances is due to higher sales, increased wholesale sales at Radio Spirits, with accompanying higher return rates, as a percentage of total Radio Spirits sales, and increased gross sales of Audio Book Club "main selections" with higher profitability and higher returns as a percentage of total sales at Audio Book Club as increased new member acquisitions has expanded the membership receiving the main selection.

     As a result of higher gross sales, partially offset by higher returns, net sales for the nine months ended September 30, 2002 increased $2,329, or 7.7%, to $32,724 as compared to $30,395 for the nine months ended September 30, 2001.

     Cost of sales for the nine months ended September 30, 2002 was $14,724. Cost of sales as a percentage of net sales was 45.0% for the nine months ended September 30, 2002. Cost of sales for the nine months ended September 30, 2001 was $16,817, of which $2,261 represented a charge included in cost of sales as a write-down in the third quarter of 2001. Cost of sales, for the nine months ended September 30, 2001, as a percentage of net sales, excluding the aforementioned write-down, was 47.9%. Principally due to higher sales and improved margins on products at both Audio Book Club and Radio Spirits, gross profit increased $2,161 to $18,000, or 55.0% of net sales, as compared to $15,839, or 52.1%, of net sales excluding the write-down, for the nine months ended September 30, 2001. This increase in gross profit occurred despite up-front enrollment costs, included in cost of goods sold, associated with an increased number of new members acquired in the nine months ended September 30, 2002 as a result of successful direct marketing efforts at Audio Book Club. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss, which is recovered through additional member purchases at regular prices. Because we cannot capitalize this loss on new member product shipments under generally accepted accounting principles, the initial purchase has the effect of reducing gross profit in the period of enrollment.

     Advertising and promotion expenses decreased $1,633 or 18.1% to $7,409 for the nine months ended September 30, 2002 as compared to $9,042 in the prior comparable period. The decrease in reported advertising expense is principally due to lower advertising expenditures relating to Audio Book Club new member acquisitions in 2001 as compared to 2000 and the write-down of deferred member acquisition costs in the third quarter of 2001 of $3,971, which resulted in lower amortization of new member acquisition costs in 2002 and thus lower reported advertising expense in 2002. In 2002, we made the strategic decision to aggressively grow our Audio Book Club membership by expanding our targeted direct mail campaigns and its Internet marketing efforts, resulting in the increase in new Audio Book Club members referred to above.

     General and administrative expenses for the nine months ended September 30, 2002 decreased $1,004 to $7,532 from $8,536 for the nine months ended September 30, 2001. General and administrative expense decreases are principally attributable to decreases in payroll and related expenses due to the consolidation of certain of our classic radio operations into our New Jersey facility and staff reductions at MediaBay.com, our Internet maintenance and development division.

     Depreciation and amortization expenses for the nine months ended September 30, 2002 were $1,136 a decrease of $3,329, as compared to $4,465 for the prior comparable period. The decrease is principally attributable to discontinuation in 2002 of amortization of certain intangible assets acquired in our acquisitions, which were fully amortized in 2001. We also implemented SFAS No. 142 which provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We have completed the transitional goodwill impairment test, which did not result in an impairment loss.

     Net interest expense for the nine months ended September 30, 2002 increased $20 to $1,708 as compared to $1,688 for the nine months ended September 30, 2001. Preferred stock dividends of $159 for the nine months ended September 30, 2002 were on the outstanding 25,000 shares of Series A Preferred Stock, which were issued in February 2002.

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

     Principally due to increased sales, the lower costs enumerated above, decreased amortization of goodwill and strategic charges recorded in the nine months ended September 2001, the net income applicable to common shares for the nine months ended September 30, 2002 increased $8,224 to $56, or $.00 per common share, as compared to a net loss applicable to common shares of $8,168, or $.59 per common share, for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives resulted in the generation of cash from operations of $239 for the nine months ended September 30, 2002, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses.

     For the nine months ended September 30, 2002, our cash decreased by $42, as we had cash provided by operations of $239 and cash provided by financing activities of $204 and used net cash of $485 for investing activities.

     Net cash provided by operations principally consisted of our net income of $56, increased by depreciation and amortization of intangibles and deferred financing costs of $1,741, non-current accrued interest and dividends of $196, and an increase in accounts payable and accrued expenses of $4,766. Net cash provided by operations was partially offset by increases in accounts receivable of $2,036, inventories of $1,381, prepaid expenses of $275, royalty advances of $78 and a net increase in deferred member acquisition costs of $2,750.

     The increase in receivables is principally due to increased sales at Audio Book Club and large wholesale sales of our old time radio products in September related to Halloween and Holiday promotions. The increase in inventory is primarily due to the increase in Radio Spirits' inventory for shipment to wholesale accounts in October and November for the holiday season. The increase in royalty advances is primarily attributable to the renewal and expansion of licensing agreements with our significant publishers. The increase in deferred member acquisition cost is principally due to expansion of our Audio Book Club new member acquisition marketing both in direct mail and on the Internet. The increase in accounts payable and accrued expenses is attendant with the growth of the business and the timing of vendor invoicing and payments.

     Cash used in investing activities consists of acquisitions of fixed assets, principally computer equipment, and the acquisition by Radio Spirits of inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. We have made payments, including costs, of $379 at closing and have paid through Sept 30, 2002 a total of $675. We are required to pay five additional monthly installments of $74. Other costs related to the asset purchase are estimated at approximately $305.

     We received proceeds from the exercise of stock options and warrants in the amount of $214 during the nine months ended September 30, 2002.

     On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by our chairman, purchased a $500 principal amount convertible senior promissory note. For a further description of this transaction, see Note 7 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q.

     During August and September of 2002, our Chairman advanced $1,000 to us, which was converted into a $1,000 principal amount convertible promissory note payable to Huntingdon (the "Initial Note") on October 3, 2002. The Initial Note bears interest at the prime rate plus 2 1/2 %, is convertible into shares of common stock at a rate of $2.00 per share and is due September 30, 2007, provided that the holder may make a demand for repayment after the Company's existing credit facility is repaid. In connection with the transaction, we issued to Huntingdon a ten-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share.

     On October 10, 2002, we issued to Huntingdon an additional $150 principal amount convertible promissory note to Huntingdon (the "Second Note"). The Second
Note is convertible into shares of Common Stock at a rate of $2.00 per share. The remaining terms of the Second Note are similar to those of the Initial Note. Warrants to purchase 37,500 of shares of Common Stock at an exercise price of $2.00 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant.

     We have also agreed with Huntingdon that Huntingdon will loan an additional $350 to us on November 15, 2002, (the "Third Note"). The Third Note will be convertible into shares of Common Stock at an initial rate equal to the lower of $2.00 per share and the closing sale price of the Common Stock on November 15, 2002. The remaining terms of the Third Note will be similar to those of the Initial Note. At the time of the loan, warrants to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Third Note is convertible, at an exercise price equal to the initial conversion price of the Third Note will be issued to Huntingdon. The remaining terms of this warrant will be similar to those of the Initial Warrant.

     Also on October 3, 2002, the maturity date of the principal amount of our credit facility was further extended to January 15, 2004 with certain conditions and certain prepayments described below. The interest rate for the revolving credit facility is the prime rate plus 2 1/2%. We made payments of $200 in May and June 2002, monthly payments of $150 in July, August and September 2002 and a monthly payment of $160 in October 2002. Monthly payments of $160 are also required at November 30 and December 31, 2002. We are required in 2003 to make monthly principal payments of $170 in the months January, February and March 2003; $180,000 in the months of April, May and June 2003; $190,000 in the months of July, August and September 2003 and $200 in the months of October, November and December 2003.

     On October 3, 2002, each of the $2,500 and $500 principal amount convertible notes previously issued to Huntingdon were amended to, among other things, extend the maturity date to September 30, 2007, provided that the holder of either note may demand repayment of the note on or after our credit facility is repaid. The $800 principal amount convertible note issued to Huntingdon was also amended on October 3, 2002 to, among other things, extend the maturity date to September 30, 2007, provided that beginning on the 90th day after our credit facility is repaid the holder may demand repayment.

     Also on October 3, 2002, the $1,984 principal amount convertible promissory note previously issued to Norton Herrick and the $500 principal amount convertible promissory note issued to Evan Herrick, Norton Herrick's son and a principal stockholder, were amended to, among other things, extend the maturity dates to September 30, 2007; provided that the holder may demand repayment of the note on or after October 31, 2004 if our credit facility has been repaid.

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

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We are in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. We are in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

     Our exposure to market risk for changes in interest rates relate to our long-term debt. Interest on $9,030 of our long-term debt is payable at the prime rate plus 2.5%. If the prime rate were to increase our interest expense would increase.

Item 4.   Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of MediaBay's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that MediaBay's disclosure controls and procedures are effective to ensure that information required to be disclosed by MediaBay in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in MediaBay's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.
          (Dollars in thousands, except per share data)

     During the three months ended September 30, 2002, MediaBay issued plan options and warrants to purchase 40,000 shares of its common stock at an weighted average exercise price of $4.44 per share to officers, employees and consultants. The options vest at various times and have exercise periods ranging from one to five years. Certain of the warrants also include limitations on exercise based on stock price and trading volumes.

     The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Section 4(2) of the Securities Act of 1933.

Item 6:   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1 Consulting Agreement, dated as of October 18, 2002 and effective as of January 1, 2003 (the "Effective Date") between MEH Consulting Services, Inc. (the "Consultant") and MediaBay, Inc. ("MediaBay" or the "Company").

          10.2 Letter Agreement dated October 18, 2002 between Hakan Lindskog and MediaBay amending the employment agreement dated October 1, 2001.

          10.3 Employment Agreement between the Company and Howard Herrick dated October 30, 2002.

          99.1 Certification of Michael Herrick, Chief Executive Officer of MediaBay, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.1 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MediaBay, Inc.
Dated: November 13, 2002       By:        /s/ Michael Herrick
                                          --------------------------------------
                                          Michael Herrick
                                          Chief Executive Officer and President

Dated November 13, 2002        By:        /s/ John F. Levy
                                          --------------------------------------
                                          John F. Levy
                                          Chief Financial and Accounting Officer

                                 MediaBay, Inc.

                  Certification of Principal Executive Officer

I, Michael Herrick, Chief Executive Officer of MediaBay, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of MediaBay, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                                  /s/ Michael Herrick
                                                  -----------------------
                                                  Michael Herrick
                                                  Chief Executive Officer

                                 MediaBay, Inc.

                  Certification of Principal Financial Officer

I, John F. Levy, Chief Financial Officer of MediaBay, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of MediaBay, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                                  /s/ John F. Levy
                                                  -----------------------
                                                  John F. Levy
                                                  Chief Financial Officer