Form 10-K
period 2002-12-31
MEDIABAY INC
filed 2003-04-17
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the fiscal year ended December 31, 2002

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from ___________ to ____________

                        Commission File Number 001-13469

                                 MEDIABAY, INC.

             (Exact Name of Registrant as Specified in Its Charter)

           Florida                                              65-0429858
 (State or other jurisdiction                               (IRS employer of
incorporation or organization)                             identification no.)

         2 Ridgedale Avenue                                        07927
          Cedar Knolls, NJ                                     --------------
---------------------------------------                          (Zip Code)
(Address of principal executive offices)

                                  973-539-9528

              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2002 (the last business day of the Registrant's most recently completed second quarter) was approximately $45,504,807.

As of April 10, 2003, there were 14,341,376 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None

                                 MEDIABAY, INC.

Form 10-K

Table of Contents

PART I

Item 1.  Description of Business                                               1

Item 2.  Description of Property                                              12

Item 3.  Legal Proceedings                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                              13

Item 6.  Selected Financial Data                                              13

Item 7.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations                                                15

Item 7A. Quantitative and Qualitative Disclosures about Market Risk           31

Item 8.  Financial Statements and Supplementary Data                          31

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 31

PART III

Item 10. Directors and Executive Officers                                     32

Item 11. Executive Compensation                                               35

Item 12. Security Ownership of Certain Beneficial Owners and Management       39

Item 13. Certain Relationships and Related Transactions                       42

Item 14. Controls and Procedures                                              44

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      45

The Company is restating its previously issued consolidated financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 to correct errors in the accounting treatment relating to previously disclosed financing transactions. The amounts presented herein reflect the restatement of these financial statements. The effects of this restatement on the consolidated financial statements as of and for the years ended December 31, 2000 and 2001 are presented in Part II. Item 6 "Selected Financial Data" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Notes to the Consolidated Financial Statements of this Form 10-K. The effects of this restatement on the consolidated financial statements for the year ended December 31, 1999 and as of December 31, 1998 and 1999 are presented in Item 6 "Selected Financial Data."

PART I

Item 1. Description of Business

Forward-looking Statements

            Certain statements in this Form 10-K and in the documents incorporated by reference in this Form 10-K constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses; our ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, pay our trade creditor and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Introduction

            MediaBay is a media company specializing in spoken audio content, marketing and publishing, whose businesses include direct response and interactive marketing, retail product distribution, media publishing and broadcasting.

            Our content library consists of more than 50,000 hours of spoken audio content. The majority of our content is acquired under license from the rightsholders.

            Our customer base includes over 2.9 million spoken audio buyers who have purchased via catalogs and direct mail marketing. We also have a total file of 2.0 million e-mail addresses. Our old-time radio products are sold in over 7,000 retail locations including Costco, Target, Sam's Club, Barnes & Noble, Borders, Amazon.com, and Cracker Barrel Old Country Stores.

            Our web sites receive more than 2 million unique monthly web site visitors and are among the most heavily trafficked bookselling web sites on the Internet. We serve more than 400,000 classic radio streams of our content on a monthly basis to web site visitors at RadioSpirits.com and MediaBay.com.

Business Divisions

            We report financial results on the basis of four reportable segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. A fifth division, Radio Classics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. The four segments serving the spoken word audio industry are as follows:

      o Audio Book Club ("ABC") - is, we believe, the largest audiobook club with a total member file of approximately 2.5 million names; marketed via direct mail and the Internet at www.audiobookclub.com.

      o Radio Spirits ("Radio Spirits" or "RSI")- markets old-time radio programs to RSI catalog buyers through direct mail catalogs and, on a wholesale basis, to major retailers, including Costco, Target, Sam's Club, Barnes & Noble, Borders, Amazon.com and Cracker Barrel Old Country Stores, and via the Internet at www.radiospirits.com.

      o MediaBay.com - provides the infrastructure and support for all of the Company's websites including www.Audiobookclub.com, www.RadioSpirits.com and www.MediaBayDownloads.com. MediaBay.com powers the Company's digital audio download service located at www.MediaBayDownloads.com which offers many of the Company's classic radio programs and audiobooks for purchase either via a secure digital download subscription service or on a pay per download basis, in either case, with desktop and mobile playback capabilities.

      o RadioClassics ("RCI")- currently distributes three national "classic" radio programs collectively heard on more than 250 radio stations weekly and can also be heard on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services.

Audio Book Club

            We believe that Audio Book Club is the largest membership-based club of its kind. Our total member file, which includes active and inactive members, has grown significantly from approximately 64,000 names at December 31, 1995 to approximately 2.5 million names at December 31, 2002.

            In December 1998 and June 1999, MediaBay acquired its only two competitors in the club segment of the audiobook market: The Columbia House Audiobook Club from Time Warner and Sony and Doubleday's Audiobooks Direct club from Bertelsmann.

            Our Audio Book Club is modeled after the "Book-of-the-Month Club". Audio Book Club members can enroll in the club through the mail by responding to direct mail advertisements, online through our web site or by calling us. We typically offer new members four audiobooks at an introductory price of $.99 or less. By enrolling, the member typically commits to purchase a minimum number of additional audiobooks, typically one or two, at Audio Book Club's regular prices, which generally range from $10.00 to $40.00 per audiobook. Our members continue to receive member mailings and typically purchase audiobooks beyond their minimum purchase commitment.

            We emphasize the timely introduction of new audiobook titles to our catalogs and attempt to offer a balance between various genres and between unabridged and abridged audiobooks, cassettes and compact discs to satisfy differing member preferences.

            We have formed our first such specialty club for audiobooks, Audio Passages, a Christian audiobook club.

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

            Our Internet marketing program focuses on acquiring Audio Book Club members through advertising agreements with other web sites that require payment only when we enroll a bona fide member in Audio Book Club. This cost -per -acquisition arrangement results in substantially lower marketing costs and direct control over the cost of acquiring members. We have significantly reduced our cost to acquire a member online as a result of our revised marketing strategy. The cost to acquire a member in December 2002 was approximately $12 as compared to over $50 in January of 2000. We have acquired approximately 360,000 members online, including approximately 96,000 members in 2002 and 58,000 members in 2001. Unlike traditional web retailers, our members have a purchase obligation associated with their membership and there is a strong likelihood that they will remain members and repeat buyers for a sustained period.

Member Retention and Recurring Revenue

            We encourage Audio Book Club members to purchase more than their minimum purchase commitment by offering members selected promotions, spot discounts and other incentives based on the volume of their purchases. Audio Book Club members receive one mailing approximately every three weeks. Audio Book Club mailings typically include a multi-page catalog which offers hundreds of titles, including a featured selection, which is usually one of the most popular titles at the time of mailing; alternate selections, which are best selling and other current popular titles; and backlist selections, which are long-standing titles that have continuously sold well.

            In order to encourage members to maintain their relationship with Audio Book Club and to maximize the long-term value of members, we seek to provide friendly, efficient, and personalized service. Our goal is to simplify the order process and to make members comfortable shopping via the Internet and by mail order. Audio Book Club's membership club format makes it easy for members to receive the featured selection without having to take any action. Under the membership club reply system, the member receives the featured selection unless he or she replies by the date specified on the order form by returning the order form, calling us with a reply or replying online via our Internet web site with a decision not to receive such selection. Members can also use any of these methods to order additional selections from each catalog.

         We maintain a database of information on each name in our member file, including number and genre of titles ordered, payment history and the marketing campaign from which the member joined. We also maintain a lifetime value analysis of each mailing list we use and each promotional campaign we undertake.

Supply and Production

         We have established relationships with substantially all of the major audiobook publishers, including Random House Audio Publishing Group, Simon & Schuster Audio, Harper Audio and Time Warner Audio Books for the supply of audiobooks. As a club operator, we license a recording or a group of recordings from the publisher for sale in a club format on a royalty or per copy basis and subcontract the manufacturing, including duplicating and printing to a third party.

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

      o hit series, such as The Shadow, The Lone Ranger, Superman, Tarzan, Sherlock Holmes, The Life of Riley and Lights Out;

      o recordings of stars, such as Bob Hope, Lucille Ball, Frank Sinatra and Jack Benny; and

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

      o "The Smithsonian Collections" - a collection of old-time radio programs branded under this name. RSI has entered into an agreement with the Smithsonian Institution to produce a series of recordings of nostalgic radio programs to be sold through all major bookstore chains carrying audio programs. Each Smithsonian collection features a foreword by a recognized celebrity from radio's golden age such as George Burns, Jerry Lewis and Ray Bradbury.

Marketing

            RSI markets its library of old-time radio and video programs through direct marketing, Internet, and retail channels. RSI's marketing efforts are aimed at the direct marketing channel of distribution, via internally developed catalogs, as well as through retail and online channels of distribution. RSI produces several catalogs per year and mails them to its customer list and selected third-party mailing lists three times per year. RSI has developed wholesale distribution through several large, national book retailers, including Barnes & Noble, Borders, and Waldenbooks; gift stores such as Cracker Barrel Old Country Stores; and mass retailers like Costco, Sam's Club, and Target, as well as on the Internet at Amazon.com. RSI also sells its products through its web site at Radiospirits.com.

Direct Mail

            RSI maintains a total file of over 400,000 names of customers and prospects. This list includes all customers to which RSI's radio and video programs or catalogs have been mailed. RSI engages in list rental programs to maximize the revenue generation potential of its customer list.

Broadcast

            RSI advertises its products on RadioClassics' nationally syndicated old-time radio broadcast, which are broadcast weekly on over 250 radio stations. Our old-time radio shows can also be heard on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services.

Internet

            RSI also sells its old-time radio programs in cassette and compact disc direct to consumers through its web site, Radiospirits.com. Radiospirits.com offers visitors the opportunity to listen to free programs in streaming audio while they are prompted to buy our programs. Consumers may also download old-time radio content from the Internet at both Radiospirits.com and MediaBay.com. This service enables the secure delivery of old-time radio content over the Internet for playback on personal computers and portable playback devices.

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

Supply and Production

            RSI has exclusive licensing rights to a substantial majority of its old-time radio library. These rights have been principally acquired from the original rightsholders (actors, directors, writers, producers or others) or their estates. Engineers in our New Jersey facility use digital sound equipment to improve the sound quality of RSI's old-time radio programs. RSI then contracts with third-party manufacturers to duplicate and manufacture the old-time radio cassettes and CDs, which it sells.

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

MediaBay.com

            MediaBay.com provides the infrastructure and support for all of the Company's websites including www.Audiobookclub.com, www.RadioSpirits.com and www.MediaBayDownloads.com. MediaBay.com powers the Company's digital audio download service located at www.MediaBayDownloads.com which offers many of the Company's classic radio programs and audiobooks for purchase either via a secure digital download subscription service or on a pay per download basis, in either case, with desktop and mobile playback capabilities

RadioClassics

            Our RadioClassics subsidiary produces and syndicates three national "classic" radio programs: "When Radio Was" hosted by Stan Freberg, "Radio Movie Classics" hosted by Jeffrey Lyons, and "Radio Super Heroes." These three programs are broadcast on more than 250 radio stations in the United States. Our library of old-time radio programs provides the content and the basis for these programs.

            Our current syndicated radio shows provide an excellent forum to introduce our old-time radio programs to existing and potential new listeners. The syndication agreements also provide us with an average of 1 to 2 minutes per hour for our own advertising and promotional use. We use this advertising and promotional forum as a means to develop broader name recognition for Radio Spirits and additional sales of old-time radio products from existing and first time buyers as well. Our old-time radio content can also be heard on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services.

Competition

            Although we believe our Audio Book Club is the only business which sells audiobooks in a club format and we believe we are the largest producer, marketer and seller of old-time radio programs, we compete for discretionary consumer spending with other mail order clubs and catalogs and other direct marketers and traditional and on-line retailers that offer products with similar entertainment value as audiobooks and old-time radio programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have greater financial resources.

            The audiobook and mail order industries are intensely competitive. We compete with all other outlets through which audiobooks and other spoken word content are offered, including:

      o     bookstores;

      o     audiobook stores which rent or sell only audiobooks;

      o mail order companies that offer audiobooks for rental and sale through catalogs;

      o     web sites such as Amazon.com; and

      o retail establishments such as convenience stores, video rental stores and wholesale clubs.

Intellectual Property

            We have several United States registered trademarks and service marks for slogans and designs used in our advertisements, member mailings and member solicitation packages, including the Audio Book Club logo "MediaBay," "Radio Spirits", "MediaBay.com," "audiobookclub.com" and the MediaBay logos. We believe that our trademarks and service marks have significant value and are important to our marketing. We also own or license the rights to substantially all of our radio programs in our content library.

            We rely on trade secrets and proprietary know-how and employ various methods to protect our ideas, concepts and membership database. In addition, we typically obtain confidentiality agreements with our executive officers, employees, list managers and appropriate consultants and service suppliers.

Employees

            As of April 10, 2003, we had 50 full-time employees. Of these employees, 5 served in corporate management; 28 served in operational positions at our Audio Book Club operations; 5 served in operational positions at our MediaBay.com operations and 12 served in operational positions at our old-time radio operations. We believe our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

                                  RISK FACTORS

Risks Related to our Operations

Our products are sold in a niche market that is still evolving and may have limited future growth potential.

            We believe that the market for audiobooks has expanded rapidly in recent years. However, consumer interest in audiobooks and old time radio may decline in the future, and growth trends in these markets may stagnate or decline. The sale of audiobooks through mail order clubs and over the Internet are emerging retail concepts, and audiobooks are still evolving as a niche market. As is typically the case in an evolving industry, the ultimate level of demand and market acceptance for our products is subject to a high degree of uncertainty. A decline in the popularity of audiobooks and old time radio would limit our future growth potential and negatively impact our future operating results.

We may be unable to anticipate changes in consumer preference for our products and may lose sales opportunities.

            Our success depends largely on our ability to anticipate and respond to a variety of changes in the audiobook and old-time radio industries. These changes include economic factors affecting discretionary consumer spending, modifications in consumer demographics and the availability of other forms of entertainment. The audiobook and old time radio markets are characterized by changing consumer preferences, which could affect our ability to:

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

We may experience system interruptions, which affect access to our websites and our ability to sell products over the Internet.

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

            The success of our direct mail campaigns is dependent on many factors including the public's acceptance of direct mail solicitations. Negative public reception of direct mail solicitations will result in lower customer acquisitions rates and higher customer acquisition costs and will negatively impact operating results and sales growth.

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

The closing of retail stores which carry our products could negatively impact our wholesale sales of these products.

            Bankruptcy filings by major retailers may limit the number of outlets for our old-time radio products. With fewer chains and stores available as distribution outlets, competition for shelf space will increase and our ability to sell our products could be impacted negatively. Moreover, our wholesale sales could be negatively impacted if any of our significant retail customers were to close a significant number of their locations or otherwise discontinue selling our products.

If third parties obtain unauthorized access to our member and customer databases and other proprietary information, we would lose the competitive advantage they provide.

            We believe that our member file and customer lists are valuable proprietary resources, and we have expended significant amounts of capital in acquiring these names. Our member and customer lists, trade secrets, trademarks and other proprietary information have limited protection. Third parties may copy or obtain unauthorized access to our member and customer databases and other proprietary know-how, trade secrets, ideas and concepts.

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

            At December 31, 2002, we owed approximately $11.5 million to trade and other creditors. Approximately $4.6 million of these accounts payable were more than 60 days past due. If we do not make satisfactory payments to our vendors they may refuse to continue to provide us products or services on credit, which could interrupt our supply of products or services.

Higher than anticipated product return rates could reduce our future operating results.

            We experienced product return rates of approximately 26%, 24%, and 26% during the years ended December 31, 2002, 2001 and 2000, respectively. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected.

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

            We distribute millions of mailings each year, and postage is a significant expense in the operation of our business. We do not pass on the costs of member mailings and member solicitation packages. Even small increases in the cost of postage, multiplied by the millions of mailings we conduct, would result in increased expenses and would negatively impact our operating results.

We face significant competition from a wide variety of sources for the sale of our products.

            We compete with other web sites, which offer similar entertainment products or content, including digital download of spoken word content. New competitors, including large companies, may elect to enter the markets for audiobooks and spoken word content. We also compete for discretionary consumer spending with mail order clubs and catalogs, other direct marketers and retailers that offer products with similar entertainment value as audiobooks and old time radio and classic video programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have greater financial resources that enable them to better withstand substantial price competition or downturns in the market for spoken word content.

            The audiobook and mail order industries are intensely competitive. We compete with all other outlets through which audiobooks and other spoken word content are offered, including:

            o     bookstores;

            o     audiobook stores which rent or sell only audiobooks;

            o mail order companies that offer audiobooks for rental and sale through catalogs;

            o     web sites such as Amazon.com; and

            o retail establishments such as convenience stores, video rental stores and wholesale clubs.

Risks Related to Our Financial Condition

Our obligations to repurchase shares of our common stock in the future will divert available cash from use in operations; and we may not have the funds available to meet our obligations.

            We granted sellers in our acquisitions the right to sell back to us shares of our common stock that we issued to them. Unless our common stock satisfies specific price targets and/or trading volume requirements, these rights could require us to purchase up to 305,000 shares in the future at a cost to us of approximately $4.6 million as follows: (i) 25,000 shares at a cost of $350,000 commencing December 31, 2003, (ii) 230,000 shares at a cost of $3,450,000 commencing December 31, 2004 and (iii) 50,000 shares at a cost of $750,000 commencing December 31, 2005. Even if we have the funds available to meet those obligations, such payments will adversely affect our cash flow and will divert cash from use in operations. We may not have sufficient funds to meet these obligations to repurchase stock in the future, which could result in the holders of these rights commencing lawsuits to enforce their rights.

Risks Related to Our Capital Structure

The Herrick family exerts significant influence over shareholder matters.

            Norton Herrick, Michael Herrick and Howard Herrick, their family members and affiliates own approximately 40% of our outstanding common stock. As significant shareholders and directors, they are able generally to direct our affairs and exert significant influence over matters, which require director or shareholder vote, including the election of directors, amendments to our Articles of Incorporation or approval of the dissolution, merger, or sale of MediaBay, our subsidiaries or substantially all of our assets. This concentration of ownership by the Herrick family could delay or prevent a change in our control, even when a change in control might be in the best interests of other shareholders.

The terms of our debt impose restrictions on our business.

            As of December 31, 2002 we had approximately $4.6 million of debt outstanding under our revolving line of credit and approximately $12.5 million principal amount of debt outstanding and related accrued interest under convertible promissory notes. Our line of credit restricts our ability to raise financing for working capital purposes because it requires us to use any proceeds from equity or debt financings, with limited exceptions, to repay amounts outstanding under the credit agreement. In addition to limiting our ability to incur additional indebtedness, our existing indebtedness under our revolving line of credit limits or prohibits us from, among other things:

            o     merging into or consolidating with another corporation;

            o     selling all or substantially all of our assets;

            o     declaring or paying cash dividends; or

            o     materially changing the nature of our business.

We have to make substantial payments on our debt during 2003 and 2004 and may not have the funds to do so.

            We are required to make monthly payments of principal on the line of credit of $180,000 in April through June 2003; $190,000 in July through September 2003, $200,000 in October through December 2003 and $225,000 in January through March 2004. The remaining balance of $1.6 million under our line of credit is due on April 30, 2004, an additional $10.0 million, including accrued and unpaid interest, is due upon demand of the holders of certain convertible promissory notes, which may be made at various times following repayment of the line of credit and an additional $3.2 million under convertible promissory notes is due on December 31, 2004. We might not have sufficient funds to repay the debt, obtain other financing to replace the debt or obtain an extension of its maturity. In addition, if an event of default occurs under the convertible promissory notes or senior credit facility, the indebtedness would become due and payable.

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

            o     announcements by us or other industry participants,

            o     factors affecting the market for spoken word content;

            o     changes in national or regional economic conditions;

            o changes in securities analysts' estimates for us, our competitors' or our industry or our failure to meet such analysts' expectations; and

            o     general market conditions.

Substantially all shares of common stock are currently eligible for sale and could be sold in the market in the near future, which could depress our stock price.

            As of April 10, 2003, we have outstanding approximately 14.3 million shares of common stock. Substantially all of our shares are currently freely trading without restriction under the Securities Act of 1933, having been registered for resale or held by their holders for over 2 years and are eligible for sale under Rule 144(k). There are currently outstanding options and warrants and other convertible securities to purchase approximately 27,552,215 shares of our common stock at an average exercise price of $2.17 per share. A substantial portion of these shares have been registered for resale. To the extent they are exercised or converted, your percentage ownership will be further diluted and our stock price could be further adversely affected. Moreover, as the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

Item 2. Description of Property

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

Item 4. Submission of Matters to a Vote of Security Holders

            An Annual Meeting of Shareholders was held on November 27, 2002, at which time Mr. Michael Herrick and Mr. Roy Abrams were reappointed to serve as a Class I directors until the Annual Meeting of Shareholders of the Company to be held in 2005. Shareholder voting for these directors was as follows:

Director                      Votes For              Votes Withheld
--------                      ---------              --------------
Michael Herrick               13,772,495                 51,123
Roy Abrams (*)                13,695,267                128,351

(*)   In February 2003, Mr. Abrams resigned as a director.

            The following directors serve as directors for the term indicated opposite their respective names:

Director                      Class                   Expiration of Term
--------                      -----                   ------------------
Norton Herrick                I                       2004
Paul Ehrlich                  I                       2004
Joseph Rosetti                I                       2004
Michael Herrick               II                      2005
Mark Hershhorn                II                      2005
Howard Herrick                III                     2003
Carl Wolf                     III                     2003

            In addition, at the annual meeting, the Company's shareholders approved the Company's issuance of common stock upon the conversion of certain convertible notes or equity securities and upon exercise of warrants previously issued and which may be issued to affiliates of the Company as set forth in the proxy statement relating to the annual meeting by a vote of 7,740,102 votes for, 147,286 votes against, 35,700 votes abstaining and 5,900,530 broker non-votes.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MediaBay's common stock has been quoted in the Nasdaq National Market under the symbol "MBAY" since November 15, 1999. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market.

                                                           High         Low
                                                           ----         ---

Fiscal Year Ended December 31, 2001
           First Quarter                                  $1.625       $.531
           Second Quarter                                   1.05         .50
           Third Quarter                                    1.06         .56
           Fourth Quarter                                    .99         .43

Fiscal Year Ended December 31, 2002
           First Quarter                                    3.50         .59
           Second Quarter                                   6.04        3.20
           Third Quarter                                    4.90         .77
           Fourth Quarter                                   1.63         .77

Fiscal Year Ended March 31, 2003
           First Quarter                                    1.27         .77

            On April 10, 2003 the last reported sale price of our common stock on the Nasdaq National Market was $.84 per share. As of April 10, 2003, there were approximately 148 record owners of our common stock. We believe that there are more than 400 beneficial owners of our common stock.

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

Sales of Securities and Use of Proceeds

            During the three months ended December 31, 2002, we issued options under our 2001 and 2000 Stock Incentive Plans to purchase a total of 915,000 shares of our common stock to officers, directors and consultants. We relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 in connection with such issuances.

Equity Compensation Plan Table

            See Part III, Item 12.

Item 6. Selected Financial Data

            The Company is restating its previously issued consolidated financial statements as of December 31, 2000 and 2001 and for the years ended Decmber 31, 1999, 2000 and 2001 to correct errors in the accounting treatment relating to previously disclosed financing transactions. The amounts presented herein reflect the restatement of these financial statements. The effects of this restatement on the consolidated financial statements as of and for the years ended December 31, 2000 and 2001 are presented in Part II. Item 6 "Selected Financial Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Notes to the Consolidated Financial Statements of this Form 10-K. The effects of this restatement on the consolidated financial statements for the year ended December 31, 1999 and as of December 31, 1998 and 1999 are presented in Item 6 "Selected Financial Data."

            The balance sheet and statement of operations for the year ended December 31, 1999 gives effect to the purchase of Doubleday Direct's Audiobooks Direct club on June 15, 1999. Additionally, the balance sheet and statement of operations data for the year ended December 31, 1998 gives effect to the following transactions:

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

            Beginning in January 1999, the Company was required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortizes these costs over the period of future benefit. Since 1999 was the first year we capitalized new member acquisitions costs, we capitalized direct response advertising expenditures in 1999 and did not amortize advertising from 1998 since it had been previously expensed as incurred.

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

                                                                                (1) Years Ended December 31,
                                                                  --------------------------------------------------------
                                                                                 (3)         (4)         (5)
                                                                               Restated    Restated    Restated
                                                                     1998        1999        2000        2001        2002
                                                                     ----        ----        ----        ----        ----
                                                                          (thousands, except per share data)

Statement of Operations Data:
Net sales                                                           14,894      46,227      44,426      41,805      45,744
Cost of sales                                                        9,452      23,687      23,044      19,783      20,651
Cost of sales - write-downs                                             --          --          --       2,261          --
Advertising and promotion                                            8,910       8,118      11,023      11,922      10,156
Advertising and promotion - write-downs                                 --          --          --       3,971          --
General and administrative                                           3,330      10,762      14,406      11,483      11,168
Asset write-downs and strategic charges                                 --          --          --       7,044          --
Depreciation and amortization                                          367       6,812       7,984       5,156       1,314
Non-cash write-down of intangibles                                      --          --          --          --       1,224
Non-cash write-down of goodwill                                         --          --      38,226          --          --
                                                                  --------    --------    --------    --------    --------
              Operating (loss) income                               (7,165)     (3,152)    (50,257)    (19,815)      1,231
Interest income (expense), net                                         180      (6,271)     (2,940)     (2,790)     (2,974)
                                                                  --------    --------    --------    --------    --------
              Loss before income tax benefit (expense)
                  and extraordinary item                            (6,985)     (9,423)    (53,197)    (22,605)     (1,743)
Income tax benefit (expense)                                            --          --          --      17,200        (550)
                                                                  --------    --------    --------    --------    --------
              Loss before extraordinary item                        (6,985)     (9,423)    (53,197)     (5,405)     (2,293)
Extraordinary gain (loss) on early extinguishment
              of debt                                                   --         999      (2,152)         --          --
                                                                  --------    --------    --------    --------    --------
              Net loss                                              (6,985)     (8,424)    (55,349)     (5,405)     (2,293)
Dividends on preferred stock                                            --          --          --          --         217
                                                                  --------    --------    --------    --------    --------
              Net loss applicable to common shares                $ (6,985)   $ (8,424)   $(55,349)   $ (5,405)   $ (2,510)
                                                                  ========    ========    ========    ========    ========
Basic and diluted loss per share:
Basic and diluted loss before extraordinary item                  $  (1.13)   $  (1.15)   $  (4.18)   $  (0.39)   $  (0.18)
                                                                  ========    ========    ========    ========    ========
Basic and diluted loss applicable to common shares                $  (1.13)   $  (1.03)   $  (4.35)   $  (0.39)   $  (0.18)
                                                                  ========    ========    ========    ========    ========
Basic and diluted weighted average number of shares outstanding      6,188       8,205      12,718      13,862      14,086
                                                                  ========    ========    ========    ========    ========

                                                                                    (1) As of December 31,
                                                                  ---------------------------------------------------------
                                                                    (2)         (3)         (4)         (5)
                                                                  Restated    Restated    Restated    Restated
                                                                    1998        1999        2000        2001        2002
                                                                    ----        ----        ----        ----        ----
                                                                              (thousands, except per share data)
Balance Sheet Data:
Working capital (deficit)                                         $  6,571    $  1,599    $    313    $ (4,167)   $ (4,336)
Total assets                                                        64,339      93,973      49,932      44,452      48,619
Current liabilities                                                  8,231      20,275      17,103      15,491      18,984
Long-term debt                                                      38,095      36,134      15,340      15,849      14,680
Common stock subject to contingent put rights                        8,284       4,283       4,550       4,550       4,550
Stockholders' equity                                                 9,729      33,281      12,939       8,562      10,405

      (1) Restated to reflect a change in the accounting for warrants issued in December 1998, charges related beneficial conversion features within convertible notes, and the recording of compensation expense for warrants. See Note 2, Restatement, in the notes to the consolidated financial statements.

      (2) Restated to reflect an original issue discount on long-term debt relating to accounting for warrants issued in a December 1998 financing transaction of $1,905 and a corresponding increase in stockholders' equity

      (3) Restated to reflect an increase in non-cash expenses and net loss applicable to common shares of $1,716, resulting in an increase of $0.21 in the loss per share. As previously reported, net loss and loss per share for the year ended December 31, 1999 were $6.7 million and $0.82, respectively.

      (4) Restated to reflect an increase in non-cash expenses and net loss of $701, resulting in an increase of $0.05 in the loss per share. As previously reported, net loss and loss per share for the year ended December 31, 2000 were $54.6 million and $4.30, respectively.

      (5) Restated to reflect an increase in non-cash interest expense and net loss of $555, resulting in an increase of $0.04 in the loss per share. As previously reported, net loss and loss per share for the year ended December 31, 2001 were $4.9 million and $ 0.35, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

      As discussed in Note 2, Restatement of Previously Issued Financial Statements, the Company has restated its financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 to correct errors in the accounting treatment of certain previously disclosed financing transactions. The Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.

Introduction

            We are a seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. Our content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

            We report financial results on the basis of four business segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. A fifth division, Radio Classics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. In 2002, our Audio Book Club segment had net sales of approximately $34.3 million, our Radio Spirits segment had net sales of approximately $11.4 million, our MediaBay.com segment had sales of approximately $0.2 million and we had eliminating inter-segment sales of $0.2 million.

            In the third quarter of 2001, we began to implement a series of actions and decisions designed to improve gross profit margin, refine our marketing efforts and reduce general and administrative costs. Specifically, we
(i) reduced the number of items offered for sale at both its Radio Spirits and Audio Book Club subsidiaries, (ii) moved fulfillment of our old-time radio products to a third party fulfillment provider, (iii) limited our investment and marketing efforts in downloadable audio due to lack of customer acceptance at this time, and the limited number and high price point of digital audio download players currently produced and (iv) refined our marketing of old-time radio products and our marketing efforts to existing Audio Book Club members. In connection with the movement of the fulfillment of old-time radio products to a third party provider, in the first quarter of 2002, we closed our old-time radio operations in Schaumburg, Illinois and now run all of our operations, except for fulfillment, from our corporate headquarters located in Cedar Knolls, New Jersey. In the third quarter of 2001, as a result of the actions and decisions made after our aforementioned review of our operations, we recorded $11.3 million of write-downs and strategic charges, as described below. In addition to these strategic charges, we recorded a charge of $2.0 million to write-off the entire carrying amount of our cost method investment in I-Jam.

            During the fourth quarter of 2000, we reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") due to a change in facts and circumstances. We determined that the revised estimates of cash flows from certain of our acquired operations would no longer be sufficient to recover the carrying value of goodwill associated with these businesses. As a result, in the fourth quarter of 2000, we determined that the goodwill associated with these businesses was impaired and recorded an impairment charge of $38.2 million. The impairment charge was measured as the difference between the carrying value of the goodwill and its fair value, which was based upon discounted cash flows.

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

            During the fourth quarter of 2002, the Company reviewed the carrying amounts of its intangible assets and determined, based on decisions made in the fourth quarter of 2002, that the value of certain intangible assets could no longer be supported by anticipated future operations. Specifically, the Company made a strategic decision to no longer compete in the DVD market and accordingly wrote off the value of certain video and DVD rights it had acquired in the amount of $90. The Company made the decision in the fourth quarter of 2002 to no longer pursue other companies, which may be infringing on the Freeny patent and accordingly began discussions with E-Data regarding a re-negotiation of the agreement between the two parties. On April 3, 2003, the parties concluded their negotiations and the Company will be returning certain acquired rights to E-Data in return for 25,000 shares of MediaBay common stock provided to E-Data in the original transaction. Because the decision not to pursue possible infringers was made in 2002 and the discussions with E-Data Commenced in 2002, the Company has written-off the unamortized carrying value of the E-Data license, less the market value of the 25,000 shares of MediaBay common stock to be returned to MediaBay, which has been recorded as a receivable due from E-Data to the Company. The Company has recorded a write-off of $148,000 in 2002. The Company also made the strategic decision in the fourth quarter of 2002 to discontinue future mailings to the Columbia House lists of members of other clubs, which could not support the carrying value of the Columbia

House mailing agreement. Accordingly, in the fourth quarter of 2002, the Company wrote off the remaining value of the Columbia House mailing agreement of $986.

            As a result of the recording of the goodwill write-off, the strategic charges, the write-off of intangibles and the income tax benefit, as well as fluctuations in operating results depending on the timing, magnitude and success of Audio Book Club new member advertising campaigns, comparisons of our historical operating results from year to year may not be meaningful.

Critical Accounting Policies

            Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis we evaluate our estimates including those related to product returns, bad debts, the carrying value and net realizable value of inventories, the recoverability of advances to publishers and other rightsholders, the future revenue associated with deferred advertising and promotion costs, investments, fixed assets, the valuation allowance provided to reduce our deferred tax assets and valuation of goodwill and other intangibles.

            The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

            Our significant accounting policies are described in Note 3 to the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However the following policies are considered to be critical within the SEC definition:

    Revenue Recognition

    The Company derives its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail. The Company also sells classic radio shows to retailers either directly or through distributors. The Company derives additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derives a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company. Allowances for future returns are based upon historical experience and evaluation of current trends.

    We record reductions to our revenue for future returns and record an estimate of future bad debts arising from current sales in general and administrative expenses. These allowances are based upon historical experience and evaluation of current trends. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected. In November 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", which addresses the income statement classification of certain credits, allowances, adjustments, and payments given to customers for the services or benefits provided. The Company adopted EITF No. 01-9 effective January 1, 2002, and, as such, has classified the cost of these sales incentives as a reduction of sales. The effect on sales of applying EITF No. 01-9 in 2002 was $118,000.

    Deferred Member Acquisition Costs

    We are required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of probable future benefits. In order to determine the amount of advertising to be capitalized and the manner and period over which the advertising should be amortized, we prepare estimates of probable future revenues arising from the direct-response advertising in excess of future costs to be incurred in realizing those revenues. If future revenue does not meet our estimates or if members buying patterns were to shift, adjustments to the amount and manner of amortization would be required. At December 31, 2002 we had deferred member acquisition costs of $7.4 million, which is being amortized over the next thirty months.

     Accounts Receivable Valuation

    We record an estimate of our anticipated bad debt expense based on our historical experience. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate, resulting in their inability to make payment to us, additional allowances would be required. For example, a one percent increase in returns as a percentage of gross sales for the year ended 2002, assuming a constant gross profit percentage and all other expenses unchanged, would have resulted in a decrease in net sales of $619,000 and a increase in net loss available to common shares of $340,000. A one percent increase in bad debt expenses as a percentage of net sales, assuming all other expenses were unchanged, would have resulted in an increase in general and administrative expenses and a corresponding increase in net loss available to common shares of $457,000.

    Income Taxes

    The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. As a result of a series of strategic initiatives, our operations have improved. Although realization of net deferred tax assets is not assured, management has determined, based on the Company's improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. At December 31, 2002, we have recorded a deferred tax asset in the amount of $16.2 million. Should we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to our deferred tax asset would increase income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

    Goodwill

    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. At December 31, 2002, we had $9.9 million of goodwill, all of which relates to our Radio Spirits operations. The Company completed its initial transitional impairment test as of January 1, 2002 and its annual impairment test as of October 31, 2002 in connection with the annual budgeting and planning process, which did not result in an impairment loss. However, if conditions or circumstances were to change resulting in a deterioration of our Radio Spirits business, a future impairment of goodwill could be necessary.

Results of Operations

            The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                           Year Ended
                                                          December 31,

                                                     2000     2001     2002
                                                     ----     ----     ----
Sales ............................................    100%     100%     100%
                                                     ====     ====     ====
Cost of sales ....................................     52       47       45
Cost of sales - write-downs ......................     --        5       --
Advertising and promotion ........................     25       29       22
Advertising and promotion - write-downs ..........     --       10       --
General and administrative expense ...............     32       27       24
Asset write-downs and strategic charges ..........     --       17       --
Depreciation and amortization expense ............     18       12        3
Non-cash write-down of intangibles ...............     --       --        3
Non-cash write-down of goodwill ..................     86       --       --
Interest expense, net ............................      7        7        7
Income tax expenses (benefit) ....................     --      (41)       1
Extraordinary loss on early extinguishment of debt      5       --       --
Net (loss) .......................................   (125)     (13)      (5)
Dividends on preferred stock .....................     --       --        0
Net (loss) applicable to common shares ...........   (125)     (13)      (5)

            Year ended December 31, 2002 compared with year ended December 31, 2001

            Sales for the year ended December 31, 2002 increased $3.9 million or 9.4% to $45.7 as compared to $41.8 million for the year ended December 31, 2001. Audio Book Club increased sales by $2.5 million, principally due to an increase in club membership as a result of the Company's marketing efforts to grow the business. For the year ended December 31, 2002, the Audio Book Club attracted approximately 294,000 members as compared to approximately 211,000 members who joined the Audio Book Club during the year ended December 31, 2001. The increase in Radio Spirits sales, of $1.3 million, is principally attributable to sales of the World's Greatest Old-Time Radio continuity program, a marketing program introduced in 2002, which is similar to our Audio Book Club and offers old-time radio products.

            Cost of sales for the year ended December 31, 2002 was $20.7 million. Cost of sales for the year ended December 31, 2001 was $22.0 million, of which $2.3 million represented a charge for the write-down of inventory in the third quarter of 2001. Gross profit as a percentage of net sales for the year ended December 31, 2002 was 55.0%, compared to 47.3% for 2001. Excluding the write-down of inventory in the third quarter of 2001, gross profit as a percentage of net sales was 52.7% for the year ended December 31, 2001. The increase in gross profit is principally due to reduced product costs at both Audio Book Club and Radio Spirits. The reduction in product costs is due to better buying, combined purchasing at both Audio Book Club and Radio Spirits and revisions in the mix of products and packaging at both Audio Book Club and Radio Spirits.

            Advertising and promotion expenses for the year ended December 31, 2002 were $10.2 million. Advertising and promotion expenses for the year ended December 31, 2001 were $15.9 million of which, $4.0 million represented write-downs to deferred member acquisition costs. The decrease in reported advertising costs is principally due to lower expenditures relating to Audio Book Club new member acquisitions in 2002 as compared to 2001 and the write-down of deferred member acquisition costs in the third quarter of 2001 which resulted in lower amortization of new member acquisition costs in 2002 and thus lower reported advertising expense in 2002.

            General and administrative expenses decreased $.3 million, or 2.7%, to $11.2 million for the year ended December 31, 2002 from $11.5 million for the prior comparable period. General and administrative expense decreases are principally attributable to reductions at Radio Spirits partially offset by an increase in bad debt expenses. Bad debt expenses increased $.3 million attendant with an increase in net sales at Audio Book Club. Bad debt expense as a percentage of net sales was 6.2% for the year ended December 31, 2002 as compared to 6.1% for the year ended December 31, 2001. In February 2002, we moved our Radio Spirits operation from Schaumburg, Illinois to our corporate and Audio Book Club offices in Cedar Knolls, New Jersey. In addition to giving us greater control over the operations, general and administrative expenses, other than bad debt expense, for our Radio Spirits division for the year ended December 31, 2002 declined by $.9 million as compared to the year ended December 31, 2001. At Radio Spirits, for the year ended December 31, 2002, we reduced payroll and related costs by $.5 million, office expenses by $.1 million, telephone expenses by .2 million and legal fees by $.1 million as compared to the year ended December 31, 2001.

            Depreciation and amortization expenses decreased $3.9 million to $1.3 million for the year ended December 31, 2002 from $5.2 million for the year ended December 31, 2001. The decrease is principally attributable to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in 2002 and, to a lesser extent, certain intangible assets were fully amortized in 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill continued to be amortized through the year ended December 31, 2001 at which time amortization ceased. The amount of goodwill amortized during the year ended December 31, 2001 was $.5 million. Based on our review for goodwill impairment in 2002, the Company did not recognize any goodwill impairment in 2002 in accordance with SFAS No. 142.

            During the fourth quarter of 2002, the Company reviewed the carrying amounts of its intangible assets and determined, based on decisions made in the fourth quarter of 2002, that the value of certain intangible assets could no longer be supported by anticipated future operations. Specifically, the Company made a strategic decision to no longer compete in the DVD market and accordingly wrote off the value of certain video and DVD rights it had acquired in the amount of $90,000. The Company also made the strategic decision in the fourth quarter of 2002 to discontinue future mailings to the Columbia House lists of members of other clubs. Accordingly, in the fourth quarter of 2002, the Company wrote off the unamortized value of the Columbia House mailing agreement of $986,000.

            Interest expense for the year ended December 31, 2002 was $3.0 million for the year ended December 31, 2002 and $2.8 million for the year ended December 31, 2001. Included in interest expense is the amortization of debt discount resulting from the issuance of warrants and beneficial conversion features related to certain of our financings. The amount amortized was $.7 million and $.6 million for the years ended December 31, 2002 and 2001, respectively.

            Net loss before income taxes for the year ended December 31, 2002 was $1.7 million as compared to a net loss before income taxes for the year ended December 31, 2001 of $22.6 million.

            As a result of the series of strategic initiatives described above, our operations have improved. Although realization of net deferred tax assets is not assured, we determined in 2001, based on our improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly we reduced the valuation allowance for deferred tax assets in the amount of $17.2 million and recorded an income tax benefit.

            During then year ended December 31, 2002, we utilized $550,000 of the $17.2 million deferred tax asset recorded in 2001. Accordingly, we recorded an income tax expense of $550,000.

            The Company accrued preferred stock dividends of $0.2 million on the outstanding 25,000 shares of Series A Preferred stock, which were issued in January 2002.

            Net loss applicable to common shares for the year ended December 31, 2002 was $2.5 million, or $.18 per diluted share of common stock as compared to a net loss of $5.4 million, or $0.39 per diluted share of common stock for the year ended December 31, 2001.

Year ended December 31, 2001 compared with year ended December 31, 2000

            Sales for the year ended December 31, 2001 decreased $2.6 million, or 5.9%, to $41.8 million from $44.4 million for the year ended December 31, 2001. The decrease in sales is primarily attributable to more focused marketing at Audio Book Club to concentrate on more profitable new members and non-recurring I-Jam marketing revenue we recorded in 2000.

            Cost of sales for the year ended December 31, 2001 was $22.0 million, of which $2.3 million represented a charge for the write-down of inventory in the third quarter of 2001. Excluding the write-down, cost of sales for the year ended December 31, 2001 decreased $3.2 million, or 14.2%, to $19.8 million for the year ended December 31, 2001 from $23.0 million for the year ended December 31, 2000. The decrease in cost of sales as a percentage of net sales, is principally due to revisions in the merchandising of our products, including increases in our selling prices and selection of products, which contribute greater gross profit. As a result, gross profit as a percentage of net sales, excluding the write-down, increased to 52.7% for the year ended December 31, 2001 from 48.1% for the year ended December 31, 2000.

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

            General and administrative expenses decreased $2.9 million, or 20.3%, to $11.5 million for the year ended December 31, 2001 from $14.4 million for the prior comparable period. General and administrative expense decreases are principally attributable to decreases in bad debt expenses of $0.1 million commensurate with the reduction in net sales, payroll and related costs due to previously announced staff reductions and the inclusion in 2000 of non-cash compensation expenses related to contingent warrants issued in 2000 of $0.5 million, office expenses of $0.2 million, telephone costs related to a reduction in "800" service calls of $0.2 million, travel costs of $0.1 million, public relations costs of $0.6 million and consulting services principally relating to Internet maintenance and development of $0.4 million. Included in general and administrative expenses in 2000 were $0.4 million of non-cash compensation expense relating to contingent warrants issued in 2000. We also benefited from settlements with certain vendors in 2001.

            As a result of the actions and decisions made after our aforementioned review of our operations, we recorded $11.3 million of strategic charges in 2001. These charges include the following:

      o $2.2 million of inventory written down to net realizable value due to a reduction in the number of stock keeping units (SKU's);

      o $2.4 million of write-downs of deferred member acquisition costs at Audio Book Club related to new member acquisition campaigns that have been determined to be no longer profitable and recoverable through future operations based upon historical performance and future projections;

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

            Of these charges, $2.2 million related to inventory write-downs has been recorded to costs of sales - strategic charges, $4.0 million has been recorded to advertising and promotion - write-downs and the remaining $5.1 million has been recorded to asset write-downs and strategic charges.

            In addition to these strategic charges, we have recorded a charge of $2.0 million to write-off the entire carrying amount of our investment in I-Jam. This charge has been recorded to asset write-downs and strategic charges. We have determined that an other than temporary decline in the value of this investment has occurred, triggered by a strategic change in the direction of the investee as a result of continued losses and operating deficiencies, along with projected future losses.

            During the year ended December 31, 2002, the Company recorded the following activity in its accrual for shutdown expenses related to the move from Illinois to New Jersey:

         Beginning balance, January 1, 2002          $ 531
         Employee related costs                       (115)
         Lease termination costs                      (410)
                                                     -----
         Balance accrued at December 31, 2002        $   6
                                                     =====

            Depreciation and amortization expenses decreased $2.8 million to $5.2 million for the year ended December 31, 2001 from $8.0 million for the year ended December 31, 2000. The decrease is principally attributable to the write-down of goodwill taken in the fourth quarter of 2000. During the fourth quarter of 2000, we reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") due to a change in facts and circumstances. In the fourth quarter of 2000, we made a strategic decision to reduce spending on marketing to customers acquired in the acquisitions of the Columbia House Audiobook Club, Doubleday Direct's Audiobooks Direct and Adventures in Cassettes in order to focus its resources on more profitable revenue sources. In addition, we sold the remaining inventory acquired in its acquisition of Adventures in Cassettes and do not expect to derive any future revenues associated with this business. Consequently, we determined that the revised estimates of cash flows from such operations would no longer be sufficient to recover the carrying value of goodwill associated with these businesses. As a result, in the fourth quarter of 2000, we determined that the goodwill associated with these businesses was impaired and recorded an impairment charge of $38.2 million. The impairment charge was measured as the difference between the carrying value of the goodwill and its fair value, which was based upon discounted cash flows.

            Interest expense for the year ended December 31, 2001 decreased $0.2 million to $2.8 million as compared to net interest expense of $3.0 million for the year ended December 31, 2000. The reduction in interest expense is due to a lower average outstanding principal balance on our debt, as well as lower interest rates on the portion of our debt, which has adjustable interest rates. Included in interest expense is the amortization of debt discount resulting from the issuance of warrants and beneficial conversion features related to certain of our financings. The amount amortized was $0.6 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively.

            Net loss before income tax benefit for the year ended December 31, 2001 was $22.6 million as compared to a net loss before income taxes and an extraordinary item in 2000 of $53.2 million for the year ended December 31, 2000.

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

            Due, in part, to the reduction in the valuation allowance for deferred tax assets offset by the strategic charges enumerated above, we had a net loss of $5.4 million, or $0.39 per diluted share of common stock for the year ended December 31, 2001, as compared to a net loss of $55.3 million or $4.35 per diluted share of common stock for the year ended December 31, 2000.

Liquidity and Capital Resources

            Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have successfully increased cash provided by operating activities in 2002, there can be no assurance that we will not require additional financing to repay debt or fund the expansion of operations, acquisitions, working capital or other related uses. Management believes that additional sources of capital are available if required.

            For the year ended December 31, 2002, our cash increased by $.3 million, as we had cash provided by operating and financing activities of $1.0 million and $0.4 million, respectively, and we had cash used in investing activities of $1.1 million. Net cash provided by operating activities principally consisted of our net loss applicable to common shares of $2.5 million, decreased by depreciation and amortization expenses of $1.3 million, amortization of deferred financing costs and debt discount of $1.5 million, utilization of our deferred tax asset resulting in an income tax expense of $0.6, non-current accrued interest and dividends payable $0.5 million, decreases in prepaid expenses of $1.1 million and increases in accounts payable and accrued expenses of $4.0 million. Net cash provided by operations was reduced by increases in accounts receivable of $2.6 million, inventories of $1.1 million, royalty advances of $0.3 million and a net increase in deferred member acquisition costs of $2.5 million.

            The decrease in prepaid expenses was principally the result of the timing of direct mail campaigns in our Audio Book Club business. In 2001, we incurred certain costs for a January 2002 campaign in December 2001. In 2002, we mailed our campaign in December 2002 and not in January 2003. The increase in accounts payable was principally due to increased advertising expenditures as well as increases in fulfillment costs and inventory purchases as sales increased. The increase in accounts receivable was primarily attributable to higher net sales, principally at our Audio Book Club. The increase in inventories is principally due to the expansion of wholesale sales at Radio Spirits requiring the maintenance of greater inventory. The increase in deferred member acquisition cost is principally due to the expansion of our direct mail and Internet advertising activities to attract new members to Audio Book Club.

            Cash used in investing activities was for the acquisition of fixed assets and the acquisition of the assets used by Great American Audio in their old-time radio business including the license to The Shadow programs and the cash paid in connection with the acquisition of an exclusive field of use license" ("License") to U.S., Canadian and European patents in the spoken audio, E-book and print-on-demand markets from E-Data Corporation. In the fourth quarter of 2002, the Company made a strategic decision to no longer pursue other companies which may be infringing on the Freeny Patent and accordingly impaired the value of this asset. The Company has reduced the carrying value of the asset to its net realizable value based upon the value of 25,000 shares of the Company's common stock to be returned by E-Data to the Company. Accordingly, the Company has recognized a charge included in non-cash write-down of intangibles of $148,000.

            During the year ended December 31, 2002, we repaid $1.6 million under our senior credit facility.

            On January 18, 2002, Evan Herrick, the son of Norton Herrick, our Chairman, a brother of Howard Herrick an Executive Vice President and Director and the brother of Michael Herrick, a Director, exchanged $2.5 million principal amount of a $3.0 million principal amount convertible note of MediaBay, Inc. in exchange for 25,000 shares of Series A Preferred Stock of MediaBay, having a liquidation preference of $2.5 million. The preferred share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the note, and is payable in additional preferred shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. On December 31, 2002, Evan Herrick sold the note to the N. Herrick Irrevocable ABC Trust of which Howard Herrick is the trustee and Norton Herrick is the sole beneficiary.

            On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by our chairman, purchased a $500,000 principal amount convertible senior promissory note. The note is convertible into shares of Common Stock at the rate of $1.82 of principal and/or interest per share. This note was issued in consideration of a $0.5 million loan made to us by Huntingdon.The Company recorded an original issue discount to the note in the amount of $430,658 related to the warrants granted and the beneficial conversion feature related to the note. The amount of the original issue discount is being amortized over 16 months, through the earliest date upon which the holder can demand repayment.

            In May 2002, an unaffiliated third party holder of our subordinated debt converted $1.0 million principal amount of its convertible note into 200,000 shares of our common stock. At December 31, 2002, the principal amount of the subordinated debt held by the unrelated third party was $3.2 million.

            During August and September of 2002, Huntingdon advanced $1.0 million to us, which was converted into a $1.0 million principal amount convertible promissory note payable to Huntingdon (the "$1.0 Million Note") on October 3, 2002. The $1.0 Million Note bears interest at the prime rate plus 2 1/2 %, is convertible into shares of common stock at a rate of $2.00 per share and is due September 30, 2007, provided that the holder may make a demand for repayment after the Company's existing credit facility is repaid. In connection with the transaction, we issued to Huntingdon a ten-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share (the "Initial Warrant"). An original issue discount of $68,034 has been recorded and is being amortized over 16 months, through the earliest date upon which the holder can demand repayment.

            On October 10, 2002, we issued to Huntingdon an additional $150,000 principal amount convertible promissory note to Huntingdon (the "$150,000 Note"). The $150,000 Note is convertible into shares of Common Stock at a rate of $2.00 per share. The remaining terms of the $150,000 Note are similar to those of the $1.0 Million Note. Warrants to purchase 37,500 of shares of Common Stock at an exercise price of $2.00 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant. An original issue discount of $11,687 has been recorded and is being amortized over 16 months, through the earliest date upon which the holder can demand repayment.

            On November 15, 2002, we issued to Huntingdon an additional $350,000 principal amount convertible promissory note to Huntingdon (the "$350,000 Note"). The $350,000 Note is convertible into shares of Common Stock at a rate of $1.25 per share. The remaining terms of the $350,000 Note are similar to those of the $1.0 Million Note. At the time of the loan, warrants to purchase 140,000 of shares of Common Stock at an exercise price of $1.25 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant. An original issue discount of $24,842 has been recorded and is being amortized over 16 months, through the earliest date upon which the holder can demand repayment.

            On October 3, 2002, each of the $2.5 million and $500,000 principal amount convertible notes previously issued to Huntingdon were amended to, among other things, extend the maturity date to September 30, 2007, provided that the holder of either note may demand repayment of the note on or after our credit facility is repaid. The $800,000 million principal amount convertible note issued to Huntingdon was also amended on October 3, 2002 to, among other things, extend the maturity date to September 30, 2007, provided that beginning on the 90th day after our credit facility is repaid the holder may demand repayment.

            Also on October 3, 2002, the $1.98 million principal amount convertible promissory note previously issued to Norton Herrick and the $500,000 principal amount convertible promissory note issued to Evan Herrick, Norton Herrick's son, were amended to, among other things, extend the maturity dates to September 30, 2007; provided that the holder may demand repayment of the note on or after October 31, 2004 and the holder of the $500,000 note may demand repayment after December 31, 2004, in each case, if our credit facility has been repaid.

            We received proceeds from the exercise of stock options and warrants in the amount of $200,000 during the year ended December 31, 2002.

Indebtedness

            Following is a summary of the Company's indebtedness to its creditors:

            Credit Facility

            As of April 10, 2003, the Company had $4,030,000 of indebtedness outstanding under the Amended and Restated Credit Agreement dated as of October 3, 2002, as amended, by and among the Company and Radio Spirits, Inc. and Audio Book Club, Inc., wholly-owned subsidiaries of the Company, as co-borrowers, and ING (U.S.) Capital LLC, as administrative agent, and the other lenders named therein (the "Credit Agreement"). The maturity date of the Credit Agreement is April 30, 2004; provided however, that the Company is required to make monthly payments of principal of $180,000 in April through June 2003, $190,000 in July through September 2003, $200,000 in October through December 2003 and $225,000 in January through March 2004. The Company is not permitted to make any additional borrowings under the Credit Agreement. The interest rate on the credit facility is equal to the prime rate plus 2 1/2%. The Company granted the lenders under the Credit Agreement a security interest in substantially all of the Company's assets and the assets of its subsidiaries and pledged the stock of its subsidiaries.

            The Company is required to maintain Minimum EBITDA, as defined below, of the following:

                  o $3,000,000 for the period beginning on January 1, 2001 and ending prior to March 31, 2003;

                  o $4,000,000 for the period beginning on January 1, 2001 and ending prior to June 30, 2003;

                  o $5,000,000 for the period beginning on January 1, 2001 and ending prior to September 30, 2003;

                  o $6,000,000 for the period beginning on January 1, 2001 and ending prior to December 31, 2003.

                  o $7,000,000 for the period beginning on January 1, 2001 and ending prior to March 31, 2004

                  Under the Credit Agreement, "EBITDA" means, for any period, the sum of (i) net income, (ii) interest expense, (iii) income tax expense, (iv) depreciation expense, (v) extraordinary and nonrecurring losses and (vi) amortization expense, less extraordinary and nonrecurring gains (in each case, determined in accordance with generally accepted accounting principles) plus adjustments for (x) the pro forma effect of any Permitted Acquisition (as defined in the Credit Agreement) and (y) non-cash stock compensation; provided that EBITDA shall be adjusted for the effect of treating the Company's advertising expense and new member acquisition costs as expensed as incurred.

                  The Company was in compliance with this covenant at December 31, 2002.

            In addition to limiting the Company's ability to incur additional indebtedness, the Credit Agreement prohibits the Company from, among other things:

                  o     merging into or consolidating with another entity;

                  o     selling all or substantially all of its assets;

                  o     declaring or paying cash dividends; and

                  o     materially changing the nature of its business.

            We anticipate making the principal payments from cash flow generated from operations.

            The balance of our bank debt, after making the above payments, of $1.6 million is due April 30, 2004. We are currently seeking to refinance or extend this debt. Historically we have been able to extend the maturity of this debt.

            Notes Held by Norton Herrick

            Norton Herrick, the Company's Chairman and principal shareholder, holds a $1,984,250 principal amount Convertible Senior Subordinated Promissory Note due September 30, 2007, except that the holder has the right to demand repayment of the unpaid principal balance of, and interest on, the note at any time on or after the later of (i) October 31, 2004 and (ii) the date on which the Company has repaid all of its obligations under the Credit Agreement. This note is the remaining portion held by Norton Herrick of a $15 million subordinated note entered into between Norton Herrick and MediaBay on December 31, 1998.

            Interest on this note accrues at the rate of 11% per annum and is payable on a monthly basis, at the holder's option, in cash or common stock; provided, however, that cash interest accrues until 10 days after the Company has paid all of its obligations under the Credit Agreement. On October 3, 2002, the note was amended to, among other things, provide that interest accrues on unpaid interest at the interest rate of the note. This note is convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances. This note is secured by a second lien on the assets of Radio Spirits.

            The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

            Notes held by Huntingdon Corporation

            Huntingdon Corporation, a company wholly owned by Norton Herrick, holds the following promissory notes:

                  o $2,500,000 principal amount Convertible Senior Promissory Note (the "$2,500,000 Note") entered into on May 14, 2001;

                  o $800,000 principal amount Convertible Senior Subordinated Promissory Note (the "$800,000 Note") entered into on May 14, 2001;

                  o $500,000 principal amount Convertible Senior Promissory Note (the "$500,000 Note") entered into on February 22, 2002;

                  o $1,000,000 principal amount Convertible Senior Promissory Note (the "$1,000,000 Note") entered into on October 3, 2002;

                  o $150,000 principal amount Convertible Senior Promissory Note (the "$150,000 Note") entered into on October 10, 2002; and

                  o $350,000 principal amount Convertible Senior Promissory Note (the "$350,000 Note") entered into on November 15, 2002.

            Each of the notes held by Huntingdon are due September 30, 2007, provided that the holder has the right, at any time on or after the date on which the Company has repaid all of its obligations under the Credit Agreement, to demand repayment of the unpaid principal balance of and interest on the note; provided, however that, with respect to the $800,000 Note, such demand can not be made until the ninetieth (90th) day after the Company has repaid all of its obligations under the Credit Agreement.

            Each of the $2,500,000 Note and $500,000 Note bears interest at an annual rate equal to the prime rate plus 2%, the $800,000 Note bears interest at the rate of 12% per annum and each of the $1,000,000 Note, $150,000 Note and $350,000 Note bears interest at an annual rate equal to the prime rate plus 2 1/2%. Interest is payable under each note monthly, in arrears, in cash, or at the holder's option, in lieu of cash, in shares of common stock or in kind, provided, however, that cash interest accrues until 10 days after the Company has paid all of its obligations under the Credit Agreement. Interest accrues on unpaid interest under each note (since October 3, 2002 in the case of the $2,500,000 Note, the $500,000 Note and the $800,000 Note) at the respective interest rate of such note.

            The $2,500,000 Note, and the $800,000 Note are convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances of securities. The $500,000 Note is convertible at $1.82. Each of the $1,000,000 Note and the $150,000 Note is convertible into shares of common stock at the rate of $2.00 per share, and the $350,000 Note is convertible into shares of common stock at the rate of $1.25 per share.

            All of the notes held by Huntingdon are secured by a lien second to the senior credit facility on substantially all of the assets of the Company and its subsidiaries, other than inventory, receivables and cash of the Company and its subsidiaries.

            The Company is prohibited from incurring indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of the notes.

            Note held by N. Herrick Irrevocable ABC Trust (the "Trust")

            The Trust holds a $500,000 principal amount 9% Convertible Senior Subordinated Promissory Note due September 30, 2007, except that the holder may demand repayment of the unpaid principal balance and interest on the note, commencing December 31, 2004, if the Company has repaid all of its obligations under the Credit Agreement.

            This note is convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances of securities. This note bears interest at the rate of 9% per annum. Interest is payable monthly, in arrears, in cash or, at the holder's option, shares of common stock; provided, however, that cash interest accrues until 10 days after the Company has repaid its obligations under the Credit Agreement. After October 3, 2002, interest accrues on unpaid interest at the interest rate of the note.

            The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

            Note held by ABC Investment LLC

            ABC Investment LLC is a third party, which holds a $3.2 million principal amount Senior Subordinated Promissory Note due December 31, 2004. This
note is convertible into shares of common stock at the rate of $4.50 per share, subject to adjustment for below conversion price issuances of securities. This note bears interest at the rate of 9% per annum, quarterly, in arrears. The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

Commitments

            Indebtedness

            For debt outstanding at December 31, 2002 the loans mature as follows:

        Year Ending December 31,

                2003 ....................................   $ 2,368,000
                2004 ....................................    15,247,000 (*)
                                                            -----------
                Total maturities, including debt discount
                of $567,000 .............................   $17,615,000
                                                            ===========

(*) Principal amount of this debt is due on demand of the holders at various times during 2004 after we have repaid or refinanced our outstanding obligations under the Credit Agreement.

Real Estate Operating Leases

      The Company leases approximately 12,000 square feet of space in Cedar Knolls, New Jersey pursuant to a lease agreement, which expires in August 2003 at a monthly rent of $16.

      In 1998, the Company entered into two ten-year leases on 7,000 square feet of space in Bethel, Connecticut and 3,000 square feet in Sandy Hook, Connecticut. Lease payments and mandatory capital improvement payments, starting in 2004, are $4 per year and $2 per year on the Bethel and Sandy Hook properties, respectively. The Company is currently sub-leasing this space.

      Minimum annual lease commitments including capital improvement payments under non-cancelable operating leases are as follows:

                            Year ending December 31,

            2003........................................      $   133,000
            2004........................................            6,000
            2005........................................            6,000
            2006........................................            6,000
            2007........................................            6,000
            Thereafter..................................          112,000
                                                              -----------
            Total lease commitments.....................      $   169,000
                                                              ===========

      The Company has negotiated but not yet signed a sixty-six month extension of its lease on its office space in Cedar Knolls, New Jersey. If, as expected the lease is signed, the commitments would increase as follows:

                            Year Ending December 31,

            2003........................................      $   23,000
            2004........................................         162,000
            2005........................................         186,000
            2006........................................         192,000
            2007........................................         198,000
            Thereafter..................................         198,000
                                                              ----------
            Total increase in lease commitments.........      $  959,000
                                                              ==========

            Capitalized Leases

            Payments under capitalized lease obligations are $53,000, $53,000 and $18,000 for the years ending December 31, 2003, 2004 and 2005, respectively.

            Consulting Agreement

            On October 18, 2002, we entered into a consulting agreement with MEH Consulting Services, Inc., ("MEH") a company wholly-owned by Michael Herrick, our former CEO and the son of Norton Herrick. The agreement, effective January 1, 2003, provides, among other things that Mr. Herrick will provide consulting and advisory services to MediaBay, that Mr. Herrick will devote a minimum of 30 hours per week and that Mr. Herrick will be under the direct supervision of our Board of Directors. For his services, we have agreed to pay Mr. Herrick a fee of $16,666 per month plus health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans.

            Employment Agreements

            The Company has commitments pursuant to employment agreements with its officers. The Company's minimum aggregate commitments under such employment agreements are approximately $1.3 million, $.9 million and $.3 million during 2003, 2004 and 2005, respectively.

            Licensing Agreements

            The Company has numerous licensing agreements for both audiobooks and old time radio shows with terms generally ranging from one to five years, which require the Company to pay, in some instances, non-refundable advances upon signing agreements, to be applied against future royalties. The Company's minimum aggregate commitments under existing licensing agreements are $437,000, $397,000 and $347,000 during 2003, 2004 and 2005, respectively.

            Obligations to Sellers in Our Acquisitions

            We granted to the sellers in certain of our acquisitions the right to sell back to us shares of our common stock that we issued to them. Unless our common stock satisfies specific price targets and/or trading volume requirements, these rights could require us to purchase up to 305,000 shares in the future at a cost to us of approximately $4.6 million as follows: (i) 25,000 shares at a cost of $350,000 commencing December 31, 2003, (ii) 230,000 shares at a cost of $3,450,000 commencing December 31, 2004 and (iii) 50,000 shares at a cost of $750,000 commencing December 31, 2005.

            Except as described above and upon a default or violation of a covenant of any of the Company's debt, there are no provisions of any agreements relating to these commitments, which could trigger argument for an early payout, additional collateral support, change in terms, acceleration of maturity or the creation of an additional financing obligation.

Recent Accounting Pronouncements

            In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

            In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement 123" which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The adoption of this statement will not have a material effect on the Company's financial position or results of operations.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation will not have an effect on the Company's financial position or results of operations.

            In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was approved by the FASB. This statement is effective January 1, 2003. Among other things, this statement requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. Therefore, beginning in 2003, our prior financial statements will need to be reclassified to include those gains and losses previously recorded as an extraordinary item as a component of income from continuing operations.

            In July 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities". SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed recognition at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement will not have a material effect on the Company's financial position or results of operations.

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

            Audit Committee Approval of Non-Audit Services

            In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's Audit Committee (the "Committee") to be performed by Deloitte & Touche LLP ("D&T"), the Company's external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the year ended December 31, 2002, D&T was not engaged by the Company for any non-audit services.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

            We are exposed to market risk for the impact of interest rate changes. As a matter of policy, we do not enter into derivative transactions for hedging, trading or speculative purposes.

            Our exposure to market risk for changes in interest rates relate to our long-term debt. As of April 10, 2003, interest on a portion of $9.0 million of our long-term debt is payable at the rate of the prime rate plus 2.0% and interest on a portion of $9.0 million of our long-term debt is payable at the rate of the prime rate plus 2.5%. If the prime rate were to increase, our interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows or earnings for either 2002 or 2001. All of our other debt is at fixed rates of interest.

Item 8. Financial Statements.

            The financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            The directors, executive officers and other key employees of our company are as follows:

Name                              Age      Position
Norton Herrick                    64       Chairman and Director
Carl Wolf                         60       Co-Chairman and Director
Hakan Lindskog                    42       Chief Executive Officer
Howard Herrick                    38       Executive Vice President and Director
John F. Levy                      47       Executive Vice President and Chief Financial Officer
Stephen M. McLaughlin             36       Executive Vice President and Chief Technology Officer
Robert Toro                       38       Senior Vice President of Finance
Paul Ehrlich                      58       Director
Michael Herrick                   36       Director
Mark Hershhorn                    53       Director
Joseph Rosetti                    69       Director

            Norton Herrick, 64, is our co-founder and has been Chairman and Director since our inception. Mr. Herrick served as our President from our inception until January 1996 and was Chief Executive Officer from January 1996 through January 2000. Mr. Herrick has been a private businessman for over 30 years. Mr. Herrick is the father of Michael Herrick, a director, and Howard Herrick, our Executive Vice President and a director. Mr. Herrick has agreed to resign as Chairman and be succeeded by Carl Wolf upon repayment or refinancing of the senior credit facility or approval by the senior lenders.

            Carl T. Wolf, 60, as of November 2002 is our Co-Chairman. Mr. Wolf has been a director of MediaBay since March 1998. Mr. Wolf is the managing partner of the Lakota Investment Group. Mr. Wolf was formerly Chairman of the Board, President and Chief Executive Officer of Alpine Lace Brands, Inc. Mr. Wolf founded Alpine Lace and its predecessors and had been the Chief Executive Officer of each of them since the inception of Alpine Lace in 1983. Mr. Wolf became a director of Alpine Lace shortly after its incorporation in February 1986. Mr. Wolf has agreed to become Chairman on the resignation of Norton Herrick.

            Hakan Lindskog, 42, as of January 2002, is our Chief Executive Officer. Mr. Lindskog joined MediaBay in July 2000 as Chief Operating Officer of MediaBay and Chief Executive Officer for its Audio Book Club division and became President of MediaBay in November 2001. Mr. Lindskog has 15 years management experience in direct marketing, publishing and Internet consumer services. Before joining our company, he was the former Executive Vice President and Chief Operating Officer of RealHome.com, a free membership web service that provides information and services regarding home buying and home ownership. Prior to joining RealHome.com, Mr. Lindskog was Group Executive Vice President and Chief Operating Officer of International Masters Publishers Group (IMP), a $740 million direct marketer, operating in 19 countries. Mr. Lindskog doubled revenue of its U.S. subsidiary to $330 million and took net income from a $1 million loss to a $33 million profit over a three-year period.

            Howard Herrick, 38, is our co-founder and has been our Executive Vice President, Editorial Director and a director since our inception. Since August 1993, Howard Herrick has been Vice President of the corporate general partner of a limited partnership, which is a principal shareholder of The Walking Company. Since 1988, Mr. Herrick has been an officer of The Herrick Company, Inc. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships, which acquire, finance, market, manage and lease office, industrial, motel and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties. Mr. Herrick is the son of

Norton Herrick, our Chairman, and brother of Michael Herrick, a director.

            John F. Levy, 47, joined us in November 1997 and has served as our Executive Vice President and Chief Financial Officer since January 1998. Prior to joining us, Mr. Levy had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.

            Stephen M. McLaughlin, 36, has been our Executive Vice President and Chief Technology Officer since February 1999. Prior to joining us, Mr. McLaughlin was Vice President, Information Technology for Preferred Healthcare Staffing, Inc., a nurse-staffing division of Preferred Employers Holdings, Inc. Mr. McLaughlin co-founded and was a director, Chief Operating Officer and Chief Information Officer of NET Healthcare, Inc., from 1997 until Preferred Employers Holdings acquired it in August 1998. In 1994, Mr. McLaughlin founded FX Media, Inc., an Internet and multimedia development company. As CEO of FX Media, he served as senior software engineer for all of its projects. Mr. McLaughlin holds a degree in Computer Science and Engineering from the Massachusetts Institute of Technology and conducted research at the MIT Media and Artificial Intelligence labs.

            Robert Toro, 38, has been our Senior Vice President of Finance since July 1999, Chief Financial Officer of our Audio Book Club division since November 2001 and an employee since April 1999. Before joining us, Mr. Toro was Senior Vice President of AM Cosmetics Co. and had previously served in senior financial positions in both public and private entertainment and publishing companies. From 1992 through early 1997, Mr. Toro served in various senior financial positions with Marvel Entertainment Group, Inc., a publicly traded youth entertainment company. Mr. Toro is a Certified Public Accountant with six years of experience with the national public accounting firm of Arthur Andersen where he was employed immediately prior to joining Marvel Entertainment Group.

            Paul D. Ehrlich, 58, has been a director since May 2001. Mr. Ehrlich is a Certified Public Accountant and tax and financial consultant. Since August 2000, Mr. Ehrlich has been a Partner with Edwards & Topple, LLP as well as President of Paul D. Ehrlich, CPA, P.C., a tax and financial consulting corporation. From 1981 to August 1, 2000, Mr. Ehrlich was a Shareholder, Tax Specialist and Director of Personal Financial Services of Feldman Sherb & Co., P.C. Mr. Ehrlich has served on the Boards of Directors of several companies and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants (appointed committee member), and the International Association for Financial Planning.

            Michael Herrick, 36, is our co-founder, has been a director since our inception and was Chief Executive Officer from January 2000 through December 2002, was our Co-Chief Executive Officer from April 1998 to January 2000 and has held various other offices with us since our inception. Since August 1993, Michael Herrick has been an officer (since January 1994, Vice President) of the corporate general partner of a limited partnership, which is a principal shareholder of The Walking Company, a nationwide retailer of comfort and walking footwear and related apparel and accessories. Mr. Herrick is a former member of the Board of Directors of the Audio Publisher's Association. Mr. Herrick is currently a principal with MEH Consulting Services, Inc., a business advisory and consulting firm. Mr. Herrick is the son of Norton Herrick, our Chairman, and brother of Howard Herrick, our Executive Vice President and a director. Mr. Herrick received his B.A. degree from the University of Michigan.

            Mark P. Hershhorn, 53, has been a director since February 2003. Mr. Hershhorn is currently President and CEO of CKS & Associates and CEO for Midwest Real Estate Investment LLC, real estate development firms specializing in renovation and rehabilitation of apartment buildings in urban areas. Mr. Hershhorn was formerly President, CEO and a Director of National Media Corporation, a publicly held transactional television marketing company. Prior to National Media Corporation, Mr. Hershhorn served as Senior Vice President of Food Operations and Joint Ventures for NutriSystems, Inc. Mr.

Hershhorn also served as Chief Financial Officer, Treasurer, Vice President and Director of The Franklin Mint, a global direct marketing company operating in ten countries. Mr. Hershhorn began his career at the accounting and auditing firm of Price Waterhouse. Mr. Hershhorn is a member of the Graduate Executive Board of the Wharton Graduate Division of the University of Pennsylvania and an active participant in the Wharton School Mentoring program. He is also Vice Chairman of the Board of Overseas and Executive Committee of the Rutgers University Foundation, a member of the Rutgers University Board of Trustees, Chairman of the Executive Committee of Rutgers University Scarlet R Club, Chairperson of the Rutgers University Annual Fund, a member of the Dean's Advisory Council for Rutgers College and a member of Rutgers University President's Council. Mr. Hershhorn is also a Board Member and Chairman of the Development Committee of Carelift International, a not-for-profit organization, which rebuilds and outfits hospitals in Eastern European countries with current medical technology and supplies. Mr. Hershhorn holds a Bachelor of Arts Degree in Economics from Rutgers University where he was a Henry Rutgers Scholar in Economics, and an MBA from the Wharton School of the University of Pennsylvania.

            Joseph R. Rosetti, 69, has been a director of MediaBay since December 2002. Mr. Rosetti is President of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. Prior to forming SafirRosetti, Joseph
R. Rosetti was the Vice Chairman of Kroll Associates. As Vice Chairman, he had responsibility for Corporate Security/Crisis Management, which provides industry and professional organizations with preventive measures to combat corporate and financial crimes. From 1971 to 1987 he had worldwide responsibility at IBM for security programs in physical security, investigations, personnel security, trade secret protection, information asset security, real and movable and financial asset security and Department of Defense Security. Mr. Rosetti was a member of the U.S. National Chamber of Commerce Crime Reduction Panel and was Staff Director for the Conference of the National Commission on Criminal Justice Standards and Goals, a member of the private Security Task Force to the National Advisory Committee on Criminal Justice Standards and Goals and Chairman of the American Management Association's Council on Crimes against Business. Prior to joining IBM, Mr. Rosetti was the Northeast Director for the Law Enforcement Assistance Administration of the U.S. Department of Justice and a Special Agent, Group Supervisor, and Special Assistant to the Assistant Commissioner for Compliance in the Intelligence Division, U.S. Treasury Department.

            Our Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the shareholders in any year. Norton Herrick, Paul Ehrlich and Joseph Rosetti are Class I directors and will stand for re-election at the 2004 annual meeting of shareholders. Michael Herrick and Mark Hershhorn are Class II directors and stand for re-election at the 2005 annual meeting of shareholders. Howard Herrick and Carl Wolf are Class III directors and stand for re-election at the 2003 annual meeting of shareholders. Our executive officers serve at the direction of the Board and until their successors are duly elected and qualified.

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

            Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31, 2002, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with.

Item 11. Executive Compensation

            The following table discloses, for the periods indicated, compensation paid to our Chief Executive Officer and each of the four most highly compensated executive officers (the "Named Executives").

Summary Compensation Table

                                                                                                            Long-Term
                                                                                                           Compensation
                                                                                                              Awards
                                                                                                            Securities
                                                                Annual Compensation                          Underlying
        Name and Principal Position                 Year                Salary          Bonus             Options/SAR's (#)
Michael Herrick                                     2002               $ 175,000       $ 50,000                      --
Chief Executive Officer (1)                         2001                 175,000         50,000                 150,000
                                                    2000                 154,167         50,000                 600,000

Hakan Lindskog                                      2002                 317,187         45,000                 200,000
President and Chief Operating Officer (1) (2)       2001                 264,063         50,000                 175,000
                                                    2000                 107,015             --                 150,000

John F. Levy                                        2002                 181,414         17,500                  50,000
Executive Vice President and Chief                  2001                 180,000         17,500                      --
Financial Officer                                   2000                 167,027         15,000                      --

Steven M. McLaughlin                                2002                 188,684             --                  10,000
Executive Vice President and Chief                  2001                 178,750             --                      --
Technology Officer                                  2000                 167,500         25,000                  35,000

Robert Toro                                         2002                 176,752         18,500                      --
Senior Vice President Finance                       2001                 159,087         17,500                  50,000
                                                    2000                 141,784         10,000                  20,000

(1) Effective January 1, 2003, Michael Herrick resigned as Chief Executive Officer and Hakan Lindskog was appointed Chief Executive Officer.

(2)   Mr. Lindskog joined MediaBay in June 2000.

            The following table discloses options granted during the fiscal year ended December 31, 2002 to the Named Executives:

           Option/SAR Grants in Fiscal Year Ending December 31, 2002:

                                                                                                           Potential
                                                                                                        Realizable Value
                                Number of        % of Total                                             At Assumed Annual
                                 Shares        Options Granted     Exercise                           Rates of Stock Price
                               Underlying      to Employees in      Price                                 Appreciation
Name                         Options Granted     Fiscal Year      ($/share)     Expiration Date          for Option Term
----                         ---------------     -----------      ---------     ---------------          ---------------
                                                                                                        5% ($)      10% ($)
                                                                                                        ------      -------
Michael Herrick                        --                   --             --              --               --           --

Hakan Lindskog                    100,000(1)                 8%         $1.25        10/18/08           23,751       71,643
                                  100,000(2)                 8%         $3.25        10/18/09              (7)          (7)

John F. Levy                       17,000(3)                 1%         $1.00         1/02/07              (7)          796
                                   17,000(4)                 1%         $1.50        11/10/07(3)           (7)          (7)
                                   16,000(5)                 1%         $2.00        11/10/08(4)           (7)          (7)

Steven M. McLaughlin               10,000(6)                 1%         $1.00         1/03/08(5)            --        1,869

Robert Toro                            --                   --             --              --               --           --

(1)   These options vest on October 18, 2003

(2)   These options vest on October 18, 2004

(3)   These options vested on January 2, 2002

(4)   These options vested on November 10, 2002

(5)   These options vest on November 10, 2003

(6)   These options vested on January 3, 2003

(7) These options do not have any realizable value based on the assumed annual rates of stock price appreciation presented in the table because the exercise price of the options was significantly greater than the market price of the common stock on the grant date and will exceed the assumed market price of the common stock on the expiration date of the option based on such assumed stock price appreciation.

            The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 2002. No options were exercised by any of these executives during fiscal 2002.

Aggregated Option Exercises And Fiscal Year-End Option Values

                                 Number of Securities
                                Underlying Unexercised             Value of Unexercised In-the-Money
                             Options at December 31, 2002             Options at December 31, 2002
                             ----------------------------             ----------------------------
     Name                   Exercisable         Unexercisable       Exercisable         Unexercisable
Michael Herrick                 850,000                    --                --                    --
Hakan Lindskog                   50,000               300,000            $9,500                    --
Steven McLaughlin               148,000                45,000             1,520                $1,900
John F. Levy                     84,000                16,000             3,230                    --
Robert Toro                     100,000                20,000             4,750                 3,800

            The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2002 was $1.19.

Employment Agreements

            Effective as of October 22, 2002, we entered into an employment agreement with Norton Herrick expiring January 15, 2004, which provides for an annual base salary of $100,000 and such increases and bonuses as the Board of Directors may determine from time to time. The employment agreement does not require that Mr. Herrick devote any stated amount of time to our business and activities and contains non-competition and non-solicitation provisions for the term of the employment agreement and for two years thereafter. If Mr. Herrick's employment is terminated under circumstances described in the employment agreement, including as a result of a change in control, Mr. Herrick will be entitled to receive severance pay equal to the greater of $200,000 or two times the total compensation received by Mr. Herrick from us during the twelve months prior to the date of termination.

            We entered into a two-year employment agreement with Carl Wolf on November 15, 2002. The agreement provides for a base salary of $135,000 during the first year of the agreement. Mr. Wolf's employment under the agreement automatically terminates on November 14, 2004, unless prior to such date at least 75% of our Board of Directors vote affirmatively to continue Mr. Wolf's employment. Under the terms of the agreement, Mr. Wolf is required to devote at least 20 hours per week to our business and activities. Pursuant to the agreement, Mr. Wolf was granted options to purchase 570,000 shares of our common stock. Of the total options granted, options with respect to 285,000 shares have an exercise price of $1.25 and vest on November 15, 2003 and options with respect to 285,000 shares have an exercise price of $3.25 and vest on November 15, 2004. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the lesser of Mr. Wolf's base salary for the unexpired period of his employment under the agreement or one year's base salary.

            We entered into a 39-month employment agreement with Hakan Lindskog effective October 1, 2001. The agreement, as amended, provides for an annual base salary of $306,250 in the first 12 months of his employment, an annual base salary of $350,000 for October 1, 2002 through December 31, 2003 and an annual base salary of $400,000 during 2004. Mr. Lindskog's agreement also provides for a minimum bonus of $45,000 payable August 15, 2002, August 15, 2003 and August 15, 2004, and a bonus of $25,000 on March 31, 2003, in each case, if he is employed by the Company on each such date. Mr. Lindskog may also receive performance-based bonuses based on the Company achieving minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) targets, as defined in the agreement. These performance bonuses, if any, would be payable on April 1, 2003, 2004 and 2005. Pursuant to the agreement as amended, we agreed to grant to Mr. Lindskog options to purchase 200,000 shares of common stock. Of the total options granted, options with respect to 100,000 shares have an exercise price of $1.25 and vest on October 18, 2003 and options with respect to 100,000 shares have an exercise price of $3.25 and vest on October 18, 2004. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the greater of 50% of the balance of Mr. Lindskog's base salary for the unexpired period of his employment under the agreement or his last six months base salary immediately prior to the termination.

            We entered into a 38-month employment agreement with Howard Herrick dated October 30, 2002. The agreement provides for an annual base salary of $175,000 in the first year of the agreement and four percent increases in each succeeding year. Mr. Herrick's agreement also provides for a minimum annual bonus of $30,000. Pursuant to the agreement, we granted to Mr. Herrick options to purchase 100,000 shares of common stock with an exercise price of $1.00, which immediately vested. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the greater of $525,000 or three times total compensation received by Mr. Herrick during the twelve months prior to termination.

            We entered into a two-year employment agreement with John Levy effective November 2001. The agreement provides for an annual base salary of $180,000, in the first year of the agreement and an annual base compensation of $190,000 in the second year of the agreement. Mr. Levy's agreement also provides for a minimum bonus of $27,000 in the first year of the agreement and a minimum bonus of $30,000 in the second year of the agreement. Pursuant to the agreement, we granted to Mr. Levy options to purchase 50,000 shares of common stock. Of the total options granted, options with respect to 17,000 shares have an exercise price of $1.00 and vested on January 2, 2002; options with respect to 17,000 shares have an exercise price of $1.50 and vested on November 10, 2002 and options with respect to 16,000 shares have an exercise price of $2.00 and vest on November 10, 2003. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to $100,000.

            We entered into a two-year employment agreement with Stephen McLaughlin effective February 15, 2003. The agreement provides for an annual base salary of $200,000, in the first year of the agreement and an annual base compensation of $210,000 in the second year of the agreement. Mr. McLaughlin's agreement also provides for a minimum bonus of $10,000 in the first year of the agreement and a minimum bonus of $15,000 in the second year of the agreement. Pursuant to the agreement, we granted to Mr. McLaughlin options to purchase 40,000 shares of common stock with an exercise price $1.50. Of the total options granted, options with respect to 20,000 shares vest on February 15, 2004; and options with respect to 20,000 vest on February 15, 2005. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to $100,000. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to 50% of the balance of Mr. McLaughlin's base salary for the unexpired period of his employment under the agreement.

            We entered into a two-year employment agreement with Robert Toro effective July 19, 2001. The agreement provided for an annual base salary of $170,000 in the first year of the agreement and $185,000 in the second year of the agreement. Mr. Toro's agreement also provided for a minimum bonus of $16,500 in the first year of the agreement and a minimum bonus of $18,000 in the second year of the agreement. Pursuant to the agreement, we agreed to grant to Mr. Toro options to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. Of the total options granted, 20,000 vested on July 19, 2002 and 20,000 vest on July 19, 2003. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to Mr. Toro's base salary for the unexpired period of his employment under the agreement.

Stock Plans

            Our 1997 Stock Option Plan provides for the grant of stock options to purchase up to 2,000,000 shares. As of April 10, 2003, options to purchase an aggregate of 1,636,500 shares of our common stock have been granted under the 1997 plan.

            Our 1999 Stock Option Plan provides for the grant of to purchase 2,500,000 shares. As of April 10, 2003, options to purchase an aggregate of 911,850 shares of our common stock have been granted under the 1999 plan.

            Our 2000 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock,
(3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2000 plan. As of April 10, 2003, options to purchase an aggregate of 3,077,250 shares of our common stock have been granted under the 2000 plan.

            Our 2001 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock,
(3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2001 plan. As of April 10, 2003, options to purchase an aggregate of 670,000 shares of our common stock have been granted under the 2000 plan.

            As of April 10, 2002, of the options granted under our plans, options to purchase 5,825,000 shares of our common stock have been granted to our officers and directors as follows: Norton Herrick - 2,800,000 shares; Carl Wolf 725,000 shares; Hakan Lindskog - 350,000 shares; Howard Herrick - 750,000 shares; John F. Levy - 100,000 shares; Robert Toro - 120,000 shares; Stephen McLaughlin - 75,000 shares, Paul Ehrlich - 15,000; Shares; Michael Herrick - 850,000 shares; Mark Hershhorn -- 40,000 shares; Joseph Rosetti - 40,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            The following table details information regarding the Company's existing equity compensation plans as of December 31, 2002:

                                                                                                        (c)
                                                                                                Number of securities
                                                  (a)                        (b)              remaining available for
                                        Number of securities to       Weighted-average         future issuance under
                                        be issued upon exercise       exercise price of      equity compensation plans
                                        of outstanding options,     outstanding options,       (excluding securities
            Plan Category                 warrants and rights        warrants and rights      reflected in column (a))
-----------------------------------       -------------------        -------------------      ------------------------
Equity compensation plans approved
by security holders.................           6,294,600                   $ 4.39                     4,974,400
Equity compensation plans not
approved by security holders........           4,524,589                     4.47                            --
                                              ----------                   ------                     ---------
Total...............................          10,819,189                   $ 4.42                     4,974,400
                                              ==========                   ======                     =========

            Note 1: See Note 10 to the Consolidated Financial Statements for a further description of these plans.

            The following table sets forth information regarding the beneficial ownership of common stock, based on information provided by the persons named below in publicly available filings, as of April 10, 2003:

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

                                                        Number of Shares   Percentage of Shares
 Name and Address of Beneficial Owner                  Beneficially Owned    Beneficially Owned
Norton Herrick                                             17,915,945(1)           57.9%
Howard Herrick                                              9,559,782(2)           44.4
Michael Herrick                                             1,437,484(3)            9.5
Carl T. Wolf                                                  399,590(4)            2.8
Stephen M. McLaughlin                                         193,300(5)            1.3
Robert Toro                                                   100,000(6)              *
John F. Levy                                                   85,000(7)              *
Hakan Lindskog                                                 50,000(8)              *
Joseph Rosetti                                                 25,000(9)              *
Paul Ehrlich                                                   10,000(10)             *
Mark Hershhorn                                                      0(9)              0
                                                           ----------              ----
All directors and executive officers as a group
(11 persons)                                               29,287,641              76.2%
                                                           ==========              ====

*     Less than 1%

(1) Represents (a) 545,400 shares of common stock held by Norton Herrick, (b) 488,460 shares of common stock held by Howard Herrick, Norton Herrick's son, (c) 285,000 shares held by M. Huddleston Enterprises, Inc., (d) 2,800,000 shares of common stock issuable upon exercise of options, (e) 928,701 shares of common stock issuable upon exercise of warrants, (f) 2,302,500 shares of common stock issuable upon exercise of warrants held by Huntingdon Corporation, (g) 3,543,303 shares of common stock issuable upon conversion of convertible promissory notes held by Huntingdon Corporation and (h) 7,022,581 shares of common stock issuable upon conversion of convertible notes held by Huntingdon Corporation. Howard Herrick has irrevocably granted to Norton Herrick sole dispositive power with respect to the 488,460 shares of common stock held by Howard Herrick. Mr. Herrick is the sole stockholder of M. Huddleston Enterprises, Inc. and Huntingdon Corporation and has sole voting and dispositive power over the securities held by these corporations. Does not include the following shares as to which Mr. Herrick may be deemed to be the beneficial owner;
      (x) 363,265 shares of common stock held by Evan Herrick, Norton Herrick's son and (y) 447,350 shares of common stock held by Engelwood Investments LLC, a limited liability company owned by Betty Sutta, Norton Herrick's sister-in-law. In addition, does not include (i) 2,964,180 shares of common stock held by Norton Herrick Irrevocable ABC Trust (the "Trust"),
      (ii) 892,857 shares of common stock issuable upon conversion of a convertible promissory note held by the Trust, (iii) 4,464,285 shares of common stock issuable upon conversion of 25,000 shares of preferred stock held by the Trust, (iv) 46,229 shares which may become issuable to Mr. Herrick upon exercise of warrants which may be required to be issued to Mr. Herrick, (v) 750,000 shares of common stock issuable upon exercise of options held by Howard Herrick, Norton Herrick's son, and (vi) 587,484 shares of common stock and 850,000 shares of common stock issuable upon exercise of options held by Michael Herrick, Norton Herrick's son. See "Certain Relationships and Related Transactions."

(2) Represents (a) 2,964,180 shares held by Norton Herrick Irrevocable ABC Trust (the "Trust"), (b) 488,460 shares of common stock held by Howard Herrick, (c) 750,000 shares of common stock issuable upon exercise of options, (d) 892,857 shares of common stock issuable upon conversion of convertible promissory notes held by the Trust and (e) 4,464,285 shares of common stock issuable upon conversion of 25,000 shares of Series A preferred stock held by the Trust. Howard Herrick is the sole trustee and Norton Herrick is the sole beneficiary of the Norton Herrick Irrevocable ABC Trust. The trust agreement provides that Howard Herrick shall have sole voting and dispositive power over the shares held by the trust. Howard Herrick has irrevocably granted to Norton Herrick sole dispositive power with respect to the 488,460 shares of common stock held by Howard Herrick.

(3) Represents 587,484 shares and 850,000 shares of common stock issuable upon exercise of options.

(4) Represents 247,090 shares of common stock and 152,500 shares of common stock issuable upon exercise of options. Does not include options to purchase 570,000 shares of common stock issuable upon exercise of options.

(5) Represents 300 shares and 193,000 shares of common stock issuable upon exercise of options. Does not include 40,000 shares of common stock issuable upon exercise of options.

(6) Represents shares of common stock issuable upon exercise of options. Does not include 20,000 shares of common stock issuable upon exercise of options.

(7) Represents 1,000 shares of common stock and 84,000 shares of common stock issuable upon exercise of options. Does not include 16,000 shares issuable upon exercise of options.

(8) Represents shares of common stock issuable upon exercise of options. Does not include 300,000 shares issuable upon exercise of options.

(9) Does not include 40,000 shares of common stock issuable upon exercise of options.

(10) Represents shares of common stock issuable upon exercise of options. Does not include 10,000 shares of common stock issuable upon exercise of options.

Item 13. Certain Relationships and Related Transactions

            Companies wholly owned by Norton Herrick, our Chairman, have in the past provided accounting, administrative, legal and general office services to us at cost since our inception. Companies wholly owned by Norton Herrick have also assisted us in obtaining insurance coverage without remuneration. We paid or accrued to these entities $430,000, $88,000 and $133,000 for these services during the years ended December 31, 2002, 2001 and 2000, respectively. In addition, a company wholly owned by Norton Herrick provides us access to a corporate airplane. We generally pay the fuel, fees and other costs related to our use of the airplane directly to the service providers. For use of this airplane, we paid rental fees of approximately $14,000 in each of 2002 and 2001, respectively, and $25,000 in 1999 to Mr. Herrick's affiliate. We anticipate obtaining similar services from time to time from companies affiliated with Norton Herrick, and we will reimburse their costs in providing the services to us.

            On January 18, 2002, Evan Herrick, a son of Norton Herrick, our Chairman, and a brother of Howard Herrick, an Executive Vice President and director and Michael Herrick, a director, exchanged $2.5 million principal amount of a $3.0 million principal amount convertible note of MediaBay (the "Note") for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2.5 million. The Preferred Share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each Preferred Share shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75. On December 31, 2002, Evan Herrick sold the Note and Preferred shares to N. Herrick Irrevocable ABC Trust.

            As previously agreed to with us, if we required, on February 22, 2002, Huntingdon purchased a $500,000 principal amount convertible senior promissory note due June 30, 2003 (the "February Note"). The February Note is convertible into shares of Common Stock at the rate of $0.56 of principal and/or interest per share. The February Note was issued in consideration of a $500,000 loan made by Huntingdon to us. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, we granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $0.56 per share. The warrants are exercisable until May 14, 2011.

            On March 1, 2002, we acquired inventory and licensing agreements, including the exclusive license to The Shadow radio programs. A payment of $333,000 has been paid and additional payments of nine monthly installments of $74,000 commenced on June 15, 2002. All of the required payments have been made and the Company has satisfied its obligation. Norton Herrick, our chairman, guaranteed the payments for no consideration from the Company.

            On October 3, 2002, the Company and Huntingdon entered into an agreement pursuant to which Huntingdon agreed to loan the Company $1.5 million (the "October Agreement").

            During August and September of 2002, Norton Herrick advanced $1.0 million to the Company, which was converted into a $1.0 million principal amount convertible promissory note payable to Huntingdon (the "Initial Note") under the October Agreement. The Initial Note bears interest at the prime rate plus 2 1/2 %, is convertible into shares of common stock at a rate of $2.00 per share and is due September 30, 2007, except that the holder may make a demand for repayment after the Company's existing credit facility is repaid. In connection with the transaction, we issued to Huntingdon a ten-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share (the "Initial Warrant").

            Pursuant to the October Agreement, on October 10, 2002, we issued to Huntingdon an additional $150,000 principal amount convertible promissory note to Huntingdon (the "Second Note"). The Second Note is convertible into shares of Common Stock at a rate of $2.00 per share. The remaining terms of the Second Note are similar to those of the Initial Note. Warrants to purchase 37,500 of shares of Common Stock at an exercise price of $2.00 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant.

            Pursuant to the October Agreement, on November 15, 2002, we issued to Huntingdon an additional $350,000 principal amount convertible promissory note to Huntingdon (the "Third Note"). The Third Note is convertible into shares of Common Stock at a rate of $1.25 per share. The remaining terms of the Third Note are similar to those of the Initial Note. At the time of the loan, warrants to purchase a number of shares of Common Warrants to purchase 140,000 of shares of Common Stock at an exercise price of $1.25 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant.

            Pursuant to the October Agreement, each of the $2.5 million and $500,000 principal amount convertible notes previously issued to Huntingdon were amended to, among other things, extend the maturity date to September 30, 2007, provided that the holder of either note may demand repayment of the note on or after our credit facility is repaid. The $800,000 principal amount convertible note issued to Huntingdon was also amended on October 3, 2002 to, among other things, extend the maturity date to September 30, 2007, provided that beginning on the 90th day after our credit facility is repaid the holder may demand repayment.

            Also on October 3, 2002, the $1,984,000 principal amount convertible promissory note previously issued to Norton Herrick and the $500,000 principal amount convertible promissory note issued to Evan Herrick were amended to, among other things, extend the maturity dates to September 30, 2007; except that the holder may demand repayment of the note on or after October 31, 2004 if our credit facility has been repaid.

            In connection with entering into the consulting agreement, we entered into an indemnification agreement with MEH and Michael Herrick to indemnify MEH and Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, our Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to or in connection with MEH's and Mr. Herrick's service under the agreement or in any other capacity.

            On November 15, 2002, the Company entered into an agreement with Norton Herrick pursuant to which Norton Herrick agreed to resign as Chairman upon the lenders under the senior credit facility consent to such resignation or the Company's repayment of the facility as to permit Carl Wolf to become Chairman. As consideration, Mr. Herrick was given the right to nominate up to four members of the Board of Directors of the Company and the Company agreed not to increase the number of directors to more than seven members without Mr. Herrick's consent.

            On November 15, 2002, in connection with entering into an employment agreement with Norton Herrick, we entered into an indemnification agreement with Mr. Herrick pursuant to which, we agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, our Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of our company or any subsidiary or in any other capacity.

            In December 2002, Michael Herrick exercised options to purchase 150,000 shares of our common stock under an option granted to him on November 23, 2001, by delivering to us 60,976 shares of common stock previously issued to him.

            In 2002, Norton Herrick advanced $372,000 to certain of our vendors and professional firms as payment of amounts owed to them. As we make payments to these vendors, the vendors repay the amounts advanced to them by Mr. Herrick. Mr. Herrick received no interest or other compensation for advancing the monies.

            Companies affiliated with Norton Herrick may continue to provide accounting and general and administrative services to us, provide us with access to a corporate airplane and obtain insurance coverage for us at cost.

Item 14. Controls and Procedures

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

                                     PART IV

            Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) Exhibits

3.1      Restated Articles of Incorporation of the Registrant. (1)

3.2      Articles of Amendment to Articles of Incorporation. (5)

3.3      Articles of Amendment to Articles of Incorporation. (6)

3.4 Articles of Amendment to Articles of Incorporation of the Registration filed with the Department of State of the State of Florida on January 18, 2002. (11)

3.4      Amended and Restated By-Laws of the Registrant.

10.1     Employment Agreement between the Registrant and Norton Herrick.

10.2     Employment Agreement between the Registrant and Robert Toro. (12)

10.3     Employment Agreement between the Registrant and John Levy. (12)

10.4     Employment Agreement between our subsidiary and Hakan Lindskog. (12)

10.5     Employment Agreement between the Registrant and Carl Wolf

10.6     Employment Agreement between the Registrant and Howard Herrick (13)

10.7     Employment Agreement between the Registrant and Steven McLaughlin

10.8 Letter Agreement dated October 18, 2002 between Hakan Lindskog and the Registrant. (13)

10.9 Put Agreement, dated as of December 11, 1998, by and between the Registrant and Premier Electronic Laboratories, Inc. (3)

10.10 Registration and Shareholder Rights Agreement, dated as of December 30, 1998, by and among the Registrant and The Columbia House Company, WCI Record Club Inc. and Sony Music Entertainment Inc. (3)

10.11 $3,200,000 Principal Amount 9% Convertible Senior Subordinated Promissory Note of the Registrant to ABC Investment, L.L.C. due December 31, 2004. (12)

10.12 Modification Letter, dated December 31, 1998, among Norton Herrick, the Registrant and Fleet National Bank (3)

10.13 Security Agreement, dated as of December 31, 1998, by and among the Registrant, Classic Radio Holding Corp. and Classic Radio Acquisition Corp. and Norton Herrick. (3)

10.14    1997 Stock Option Plan (1)

10.15    1999 Stock Incentive Plan (4)

10.16    2000 Stock Incentive Plan (7)

10.17    2001 Stock Incentive Plan (10)

10.18 Amended and Restated Credit Agreement dated as of April 30, 2001 (the "Credit Agreement"), among Registrant Audio Book Club, Inc. ("ABC"), Radio Spirits, Inc. ("RSI") and ING (U.S.) Capital LLC ("ING"). (9)

10.19 Form of Amended and Restated Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VideoYesteryear, Inc. ("VYI"), MediaBay.com, Inc. ("MBCI"), Audiobookclub.com ("ABCC"), ABC-COA Acquisition Corp. (abc-coa"), MediaBay Services, Inc. ("MSI"), ABC Investment Corp. ("AIC"), MediaBay Publishing, Inc. ("MPI"), Radio Classics, Inc. ("RCI") and ING. (9)

10.20 Form of Amended and Restated Intellectual Property Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VYI, MBCI, ABCC, ABC-COA, MSI, AIC, MPI, RCI and ING. (9)

10.21 $1,984,250 principal amount 9% convertible senior subordinated promissory note of Registrant issued to Norton Herrick due December 31, 2004. (9)

10.22 $500,000 principal amount 9% convertible senior subordinated promissory note of Registrant issued to N Herrick Irrevocable ABC Trust due December 31, 2004. (12)

10.23 $2,500,000 principal amount convertible senior promissory note of Registrant issued to Huntingdon Corporation ("Huntingdon") due September 30, 2002. (9)

10.24 $800,000 principal amount 12% convertible senior subordinated promissory note of Registrant issued to Huntingdon due December 31, 2002. (9)

10.25 Form of Security Agreement dated as of April 30, 2001 between Registrant, the subsidiaries of Registrant set forth on Schedule 2 annexed thereto and Huntingdon. (9)

10.26 $500,000 principal amount convertible senior promissory note of Registrant issued to Huntingdon due June 30, 2003. (12)

10.27 Consulting Agreement, dated as of October 18, 2002 and effective as of January 1, 2003 between MEH Consulting Services, Inc. (the "Consultant") and the Registrant. (13)

10.28    Amendment No. 2 to the Credit Agreement dated as of October 3, 2002.
         (11)

10.29 Loan Agreement dated October 3, 2002 between Huntingdon and the Registrant, as amended.

10.30 Agreement dated October 3, 2002 between Norton Herrick and the Registrant, among other things, amending the $1,984,250 principal amount note.

10.31 Agreement dated October 3, 2002 between Evan Herrick and the Registrant, among other things, amending a $500,000 principal amount note.

10.32 Letter Agreement between the Registrant and Norton Herrick entered into in November 2002.

10.33 Indemnification Agreement dated as of November 15, 2002 between the Registrant, MEH Consulting Services. Inc. and Michael Herrick.

10.34 Indemnification Agreement dated as of November 15, 2002 between the Registrant and Norton Herrick.

10.35    Amendment No. 3 to the Credit Agreement dated April 9, 2003.

21.1     Subsidiaries of the Company. (8)

23.1     Consent of Deloitte and Touche LLP.

99.1 Certification of Hakan Lindskog, Chief Executive Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-30665) effective October 22, 1997.

(2) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for reportable event dated December 14, 1998.

(3) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(4) Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated February 23, 1999.

(5) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

(6) Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-95793) effective March 14, 2000.

(7) Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated May 23, 2000.

(8) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001.

(10) Incorporated by reference to the applicable exhibit contained in our proxy statement dated September 21, 2001.

(11) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for reportable event dated January 18, 2002.

(12) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

(13) Incorporated by reference to the applicable exhibit contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(b)      Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts and Reserves

(c)      Reports on Form 8-K filed during the quarter ended December 31, 2002.

         None.

                                 MediaBay, Inc.

                                    Form 10-K

                                     Item 8

                          Index to Financial Statements

Independent Auditors' Report                                                   F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001, as restated      F-3

Consolidated Statements of Operations for the years ended December 31, 2002,
2001, as restated, and 2000, as restated                                       F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2002, 2001, as restated, and 2000, as restated                    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002,
2001, as restated, and 2000, as restated                                       F-6

Notes to Consolidated Financial Statements                                     F-7

Schedule II-Valuation and Qualifying Accounts and Reserves                     S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MediaBay, Inc.

            We have audited the accompanying consolidated balance sheets of MediaBay, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15-b. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MediaBay, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

            As discussed in Note 2, the accompanying 2001 and 2000 financial statements have been restated.


/S/ Deloitte & Touche LLP

Parsippany, New Jersey

April 15, 2003

                                 MEDIABAY, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                         December 31,
                                                                                      2002          2001
                                                                                   ----------    ----------
                                                                                                (As Restated,
                                                                                                 See Note 2)

                                            Assets
Current assets:
  Cash and cash equivalents ....................................................   $      397    $       64
  Accounts receivable, net of allowances for sales returns and doubtful accounts of $5,325 and $4,539 at December 31, 2002 and 2001,
      respectively .............................................................        7,460         4,798
  Inventory ....................................................................        5,244         4,061
  Prepaid expenses and other current assets ....................................          503         1,628
  Royalty advances .............................................................        1,044           773
                                                                                   ----------    ----------
    Total current assets .......................................................       14,648        11,324
Fixed assets, net ..............................................................          358           467
Deferred member acquisition costs ..............................................        7,396         4,868
Deferred income taxes ..........................................................       16,224        16,852
Other intangibles, net .........................................................          122         2,292
Goodwill .......................................................................        9,871         8,649
                                                                                   ----------    ----------
                                                                                   $   48,619    $   44,452
                                                                                   ==========    ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses ........................................   $   16,616    $   13,891
  Current portion -- long-term debt ............................................        2,368         1,600
                                                                                   ----------    ----------
    Total current liabilities ..................................................       18,984        15,491
                                                                                   ----------    ----------
Long-term debt, net of original issue discount of $567 and $1,215 at
    December 31, 2002 and 2001, respectively ...................................       14,680        15,849
                                                                                   ----------    ----------
Common stock subject to contingent put rights ..................................        4,550         4,550
                                                                                   ----------    ----------
Preferred Stock; no par value, authorized 5,000,000 shares; 25,000 shares and no shares issued and outstanding at December 31, 2002 and 2001,
    respectively ...............................................................        2,500            --
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 14,341,376 and 13,861,866 at December 31, 2002 and 2001,
    respectively ...............................................................       94,800        93,468
Contributed capital ............................................................        8,251         7,730
Accumulated deficit ............................................................     (95,146)       (92,636)
                                                                                   ----------    ----------
Total stockholders' equity .....................................................       10,405         8,562
                                                                                   ----------    ----------
                                                                                   $   48,619    $   44,452
                                                                                   ==========    ==========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                                        Years ended December 31,
                                                                                    2002           2001            2000
                                                                                               (As restated,   (As restated,
                                                                                                See Note 2)     See Note 2)
                                                                                  --------     -------------   -------------
Sales, net of returns, discounts and allowances of $16,195,
     $13,099 and $15,455 for the years ended December 31,
     2002, 2001 and 2000, respectively ........................................   $ 45,744       $ 41,805        $ 44,426
Cost of sales .................................................................     20,651         19,783          23,044
Cost of sales - write-downs ...................................................         --          2,261              --
Advertising and promotion .....................................................     10,156         11,922          11,023
Advertising and promotion write-downs .........................................         --          3,971              --
General and administrative ....................................................     11,168         11,483          14,406
Asset write-downs and strategic charges .......................................         --          7,044              --
Depreciation and amortization .................................................      1,314          5,156           7,984
Non-cash write-down of intangibles ............................................      1,224             --              --
Non-cash write-down of goodwill ...............................................         --             --          38,226
                                                                                  --------       --------        --------
      Operating income (loss) .................................................      1,231        (19,815)        (50,257)
Interest expense ..............................................................     (2,974)        (2,790)         (3,046)
Interest income ...............................................................         --             --             106
                                                                                  --------       --------        --------
      Loss before income tax (expense) benefit and
      extraordinary item ......................................................     (1,743)       (22,605)        (53,197)
Income tax (expense) benefit ..................................................       (550)        17,200              --
                                                                                  --------       --------        --------
      Loss before extraordinary item ..........................................     (2,293)        (5,405)        (53,197)
Extraordinary loss on early extinguishment of debt ............................         --             --          (2,152)
                                                                                  --------       --------        --------
      Net loss ................................................................     (2,293)        (5,405)        (55,349)
Dividends on preferred stock ..................................................        217             --              --
                                                                                  --------       --------        --------
      Net loss applicable to common shares ....................................   $ (2,510)      $ (5,405)       $(55,349)
                                                                                  ========       ========        ========

Basic and diluted loss per common share:
  Basic and diluted loss before extraordinary item ............................   $   (.18)      $   (.39)       $  (4.18)
  Extraordinary loss on early extinguishment of debt ..........................         --             --            (.17)
                                                                                  --------       --------        --------
      Basic and diluted loss per common share .................................   $   (.18)      $   (.39)       $  (4.35)
                                                                                  ========       ========        ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2002, 2001 and 2000
                             (Amounts in thousands)

                                                              Preferred   Preferred  Common      Common
                                                               stock --     stock     stock -    stock -
                                                              number of     no par   number of    no par   Contributed Accumulated
                                                                shares      value     shares      value      capital     deficit
                                                              ---------   ---------  ---------   --------  ----------- ------------
Balance at January 1, 2000, as previously reported ........       --            --     $9,338    $ 58,743    $  3,455    $(30,166)
 Prior period adjustment, (See Note 2) ....................       --            --         --          --       2,965      (1,716)
                                                               -----      --------     ------    --------    --------    --------
Balance at January 1, 2000, as restated ...................       --            --      9,338      58,743       6,420     (31,882)
 Sale of common stock .....................................       --            --      3,650      32,850          --          --
 Fees and costs related to equity offerings ...............       --            --         --      (3,474)         --          --
 Contingent put activity ..................................       --            --         --        (267)         --          --
 Warrants granted for financing and consulting services ...       --            --         --          --         306          --
 Intrinsic value of warrants granted (As restated, see
 Note 2) ..................................................       --            --         --          --         442          --
 Beneficial conversion feature of debt issued (As restated,
 see Note 2) ..............................................       --            --         --          --          95          --
 Conversion of convertible notes (As restated, see Note 2)        --            --        874       5,616        (561)         --
 Net loss applicable to common shares (As restated, see
 Note 2) ..................................................       --            --         --          --          --     (55,349)
                                                               -----      --------     ------    --------    --------    --------

Balance at December 31, 2000 (As restated, see Note 2) ....       --            --     13,862      93,468       6,702     (87,231)
 Warrants granted for financing and consulting services ...       --            --         --          --         333          --
 Beneficial conversion feature of debt issued (As restated,
 see Note 2) ..............................................       --            --         --          --         695          --
 Net loss applicable to common shares (As restated, see
 Note 2) ..................................................       --            --         --          --          --      (5,405)
                                                               -----      --------     ------    --------    --------    --------
Balance at December 31, 2001, (As restated, see Note 2) ...       --            --     13,862      93,468       7,730     (92,636)
 Conversion of convertible debt to preferred stock ........       25      $  2,500         --          --          --          --
 Conversion of convertible notes ..........................       --            --        200       1,000         (49)         --
 Options and warrants granted for financing and consulting        --            --         --          --         659          --
 Exercise of options and warrants .........................       --            --        221         207          --          --
 Cancellation of warrants issued ..........................       --            --         --          --        (125)         --
 Stock issued to consultants ..............................       --            --         19          50          --          --
 Stock tendered as payment for exercise of options ........       --            --        (61)         --          --          --
 Stock and warrants issued in acquisition of Freeny patent        --            --        100          75          36          --
 Loss applicable to common shares .........................       --            --         --          --          --      (2,510)
                                                               -----      --------     ------    --------    --------    --------
Balance at December 31, 2002 ..............................       25      $  2,500     14,341    $ 94,800    $  8,251    $(95,146)
                                                               =====      ========     ======    ========    ========    ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                    Years ended December 31,
                                                                                  2002            2001            2000
                                                                                              (As restated,  (As restated,
                                                                                               See Note 2)    See Note 2)
                                                                                --------      -------------  -------------
Cash flows from operating activities:
Net income (loss) applicable to common shares ...............................   $ (2,510)       $ (5,405)       $(55,349)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Non-cash compensation expense related to warrants issued ................         --              --             442
    Depreciation and amortization ...........................................      1,314           5,156           7,984
    Amortization of deferred member acquisition costs .......................      5,571           7,489           6,029
    Amortization of deferred financing costs and original issue discount ....      1,453           1,011             608
    Income tax expense (benefit) ............................................        550         (17,200)             --
    Asset write-downs and strategic charges .................................         --          13,276              --
    Non-cash write-down of goodwill and intangibles .........................      1,224              --          38,226
    Non-current accrued interest and dividends payable ......................        456              --              --
    Extraordinary loss on early extinguishment of debt ......................         --              --           2,152
    Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
      (Increase) decrease in accounts receivable, net .......................     (2,643)            321           3,476
      (Increase) decrease in inventory ......................................     (1,123)            365             495
      Decrease (Increase) in prepaid expenses and other current assets ......      1,106            (558)            251
      (Increase) decrease in royalty advances ...............................       (261)            590            (777)
      Increase in deferred member acquisition costs .........................     (8,099)         (3,748)         (9,313)
      Increase (decrease) in accounts payable and accrued expenses ..........      3,981          (3,360)            148
                                                                                --------        --------        --------
        Net cash provided by (used in) operating activities .................      1,019          (2,063)         (5,628)
                                                                                --------        --------        --------
Cash flows from investing activities:
  Purchase of fixed assets ..................................................       (111)           (188)           (873)
  Maturity of short-term investments ........................................         --              --             100
  Investment in I-Jam Multimedia LLC ........................................         --              --          (2,000)
  Additions to intangible assets ............................................         --            (110)             --
  Assets acquired, net of cash ..............................................     (1,000)             --          (1,250)
                                                                                --------        --------        --------
        Net cash used in investing activities ...............................     (1,111)           (298)         (4,023)
                                                                                --------        --------        --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable - related parties .................      2,000           2,800           2,500
  Repayment of long-term debt ...............................................     (1,640)           (400)        (21,723)
  Increase in deferred financing costs ......................................       (149)           (473)           (203)
  Proceeds from exercise of stock options ...................................        214              --              --
  Proceeds from sale of common stock, net of costs ..........................         --              --          29,377
                                                                                --------        --------        --------
        Net cash provided by financing activities ...........................        425           1,927           9,951
                                                                                --------        --------        --------
Net increase (decrease) in cash and cash equivalents ........................        333            (434)            300
Cash and cash equivalents at beginning of year ..............................         64             498             198
                                                                                --------        --------        --------
Cash and cash equivalents at end of year ....................................   $    397        $     64        $    498
                                                                                ========        ========        ========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2002, 2001 and 2000
                  (Dollars in thousands, except per share data)

(1) Organization

            MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a seller of spoken audio products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company markets audiobooks primarily through its Audio Book Club. Its old-time radio programs are marketed through direct-mail catalogs, over the Internet at RadioSpirits.com and, on a wholesale basis, to major retailers.

(2) Restatement

            Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, it was determined that the Company had incorrectly accounted for warrants issued in December 1998 to its Chairman, Norton Herrick, incorrectly did not record charges related to beneficial conversion features for a convertible subordinated promissory note issued in June 1999, two senior secured convertible notes issued in May 2001 and convertible promissory notes issued from December 1999 to February 2000, and did not record compensation expense for several warrants issued to Norton Herrick during 1999 and 2000.

            On December 31, 1998, the Company and its chairman, Norton Herrick ("its Chairman"), agreed for its Chairman to provide bridge a $15,000 bridge financing to the Company to assist the Company with the financing of its acquisitions. The Company agreed to issue 500,000 warrants to its Chairman with an exercise price of $12.00 and a life of five years. The warrants represent additional consideration for the bridge loan. Accordingly, the warrants have been valued at their fair value and the proceeds from the bridge loan have been allocated on a relative fair value basis between the debt and the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"). This has resulted in a discount on the debt and the resulting discount is being amortized over the life of the loan in accordance with APB 14. This amortization is being recorded as a yield adjustment within interest expense. The amounts of additional interest expense that has been recorded in 1999, 2000, and 2001 is $297, $163 and $131, respectively.

            In January 1999, the Company repaid $1,000 principal amount of the note. A portion of the debt discount has also been extinguished. The extinguishment loss amounted to $125.

            At various dates throughout 1999 and 2000, its Chairman sold $12,016 of his original $15,000 note to third party investors. Portions of the notes sold were subsequently converted into common stock. The Company has reclassified to paid-in capital a portion of the debt discount. The amount reclassified for the years ended December 31, 1999 and 2000 is $234 and $562, respectively.

            The Company obtained a portion of the financing for the acquisition of Audiobooks Direct by borrowing $4,350 from its Chairman by issuing a bridge convertible senior subordinated promissory note in June 1999 and repaid the note in July 1999. The note was issued with a conversion price below the market price of the Company's common stock on the date of issuance. The Company has also recognized a charge related to the beneficial conversion feature in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") in the amount of $1,405. A portion of the reacquisition price includes the repurchase of the $1,124 intrinsic value of the beneficial conversion feature at the extinguishment date. Accordingly, the Company has recorded a gain on extinguishment of debt in accordance EITF 98-5 in the amount of $1,124.

            The Company agreed under a June 11, 1998 letter agreement between the Company and its Chairman to issue 125,000 warrants to its Chairman if the $4,350 bridge loan made by its Chairman to the Company in June 1999 was refinanced. The warrants were issued on September 30,

1999, following receipt of shareholder approval, and have an exercise price of $8.41 per share based upon a formula set out in the letter agreement. As the warrants were contingently issuable, the Company has determined that the appropriate accounting for the warrants would be to record compensation expense in accordance with APB 25, Accounting for Stock Issued to Employees. The Company recorded additional compensation expense of $378 as measured on September 30, 1999, the date the warrants were issued.

            The Company agreed under a December 31, 1998 letter agreement between the Company and its Chairman to issue up to 350,000 additional warrants to its Chairman in the event it was able to obtain alternative financing to replace the $15,000 note by September 30, 1999 and its Chairman is able to sell the debt to third party investors. The warrants were issued at various times throughout 1999 and 2000 and have an exercise price of $8.41 per share based upon a formula set out in the letter agreement. As the warrants are contingently issuable to its Chairman based upon his ability to resell the debt, the Company has determined that the appropriate accounting for the warrants would be to record compensation expense in accordance with APB 25. The Company has recorded additional compensation expense of $585 and $442 in the 1999 and 2000 statements of operations.

            On May 14, 2001, the Company issued to Huntingdon Corporation ("Huntingdon"), a company wholly owned by NH two senior secured convertible notes in the amounts of $2,500 and $800 in consideration for loans made to the Company by Huntingdon in those amounts. The transactions were accounted for in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". The Company has determined the relative fair value of the warrants to be $433, and recorded this amount as a deferred financing charge within prepaid expenses. The Company has reclassified this amount as a debt discount. The Company has determined the additional debt discount associated with the beneficial conversion feature. The amount of additional discount recorded for this beneficial conversion feature at the measurement date is $993. As a result, additional interest expense of $424 has been recorded in the 2001 statement of operations.

            From December 1999 to February 2000, Evan Herrick, the son of Norton Herrick and the brother of Michael Herrick, a MediaBay director, and Howard Herrick, an executive vice president and director, loaned the Company $3,000 for which he received $3,000 principal amount 9% convertible promissory notes due December 31, 2004. The notes were originally convertible into shares of Mediabay common stock at $11.125 per share. The Company has recorded additional interest expense of $51 and $96 for the beneficial conversion feature as required by EITF 98-5 in the 1999 and 2000 statements of operations, respectively.

            The net impact of the restatement has reduced retained earnings by $1,716 as of January 1, 2000.

As a result, the Company has restated its consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                           December 31, 2001          December 31, 2000
                                                      -------------------------   -------------------------
                                                          As                          As
                                                      Previously                  Previously
                                                       Reported     As Restated    Reported     As Restated
                                                      ----------    -----------   ----------    -----------
General and administrative                            $   11,483    $   11,483    $   13,964    $   14,406
Operating loss                                           (19,815)      (19,815)      (49,815)      (50,257)
Interest expense, net                                      2,235         2,790         2,681         2,940
Net loss applicable to common shares                      (4,850)       (5,405)      (54,648)      (55,349)
Basic and diluted loss per common share                     (.35)         (.39)        (4.30)        (4.35)

As of December 31, 2001                          As
                                             Previously
                                              Reported       As Restated
Prepaid Expenses and Other Current Assets   $      1,831    $      1,628
Total Assets                                      45,003          44,452
Long-Term Debt                                    17,064          15,849
Contributed Capital                                4,094           7,730
Accumulated Deficit                              (89,664)        (92,636)
Total Stockholders' Equity                         7,898           8,562

(3) Significant Accounting Policies

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

Fixed Assets, Net

            Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, and third-party web site development costs, are recorded at cost. Depreciation and amortization, which includes the amortization of equipment under capital leases, is provided by the straight-line method over the estimated useful life of three years (the lease term) for computer equipment and five years (the lease term) for sound equipment under capital leases, five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, and two years for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred.

Other Intangibles, Net

            Intangible assets, principally consisting of customer lists, license agreements, and mailing and non-compete agreements acquired in the Company's acquisitions, are being amortized over their estimated useful life, which range from three to seven years, on a straight-line basis.

Goodwill

            Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The Company completed the transitional impairment test as of January 1, 2002, which did not result in an impairment loss and performed its annual impairment test as of October 31, 2002, which did not result in an impairment loss. Prior to January 1, 2002, goodwill was amortized over the estimated period of benefit not to exceed 20 years.

Long-Lived Assets

            Long-lived assets (excluding financial instruments and deferred tax assets) and certain identifiable intangibles to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset. In performing these estimates, the Company groups its assets at the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset.

Revenue Recognition

            The Company derives its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail. The Company also sells classic radio shows to retailers either directly or through distributors. The Company derives additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derives a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company. Allowances for future returns are based upon historical experience and evaluation of current trends.

Shipping and Handling Revenue and Costs

            Amounts paid to the Company for shipping and handling by customers is included in sales. Amounts the Company incurs for shipping and handling costs are included in cost of sales. The Company recognizes shipping and handling revenue upon shipment of merchandise. Shipping and handling expenses are recognized on a monthly basis from invoices from the third party fulfillment houses, which provide the services.

Cost of Sales

         Cost of sales includes the following:

            o Product costs (including free audiobooks in the initial enrollment offer to prospective members)

            o     Royalties to publishers and rightsholders

            o     Fulfillment costs, including shipping and handling

            o     Customer service

            o Direct response billing, collection and accounts receivable management

Cooperative Advertising and Related Selling Expenses

            In November 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", which addresses the income statement classification of certain credits, allowances, adjustments, and payments given to customers for the services or benefits provided. The Company adopted EITF No. 01-9 effective January 1, 2002, and, as such, has classified the cost of these sales incentives as a reduction of net sales. The effect on net sales of applying EITF No. 01-9 in 2002 was $118.

General and Administrative Costs

            General and administrative costs include the following:

                  o     Bad debt

                  o     Payroll and related items

                  o     Commissions

                  o     Insurance

                  o     Office expenses

                  o     Telephone and postage

                  o     Public and investor relations

                  o     Dues and subscriptions

                  o     Rent and utilities

                  o     Travel and entertainment o Bank charges

                  o     Professional fees, principally legal and auditing fees

                  o     Consulting

            The Company records an estimate of its anticipated bad debt expense based on historical experience.

Stock-Based Compensation

            The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                               Year Ended December 31,
                                                         ------------------------------------
                                                           2002          2001           1999
                                                         ------------------------------------
Net loss applicable to common shares, as reported        ($2,510)      ($5,405)      ($55,349)
Add: Stock-based employee compensation expense
   included in reported net income applicable to
   common shares, net of related tax effects                  --            --             --
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects             (1,245)         (163)       (18,537)
                                                         ------------------------------------

Pro forma net loss applicable to common shares            (3,755)       (5,568)       (73,886)
                                                         ====================================

Net loss per share:

Basic and diluted-as reported                            ($ 0.18)      ($ 0.39)      ($  4.35)
                                                         ====================================
Basic and diluted-pro forma                              ($ 0.27)      ($ 0.40)      ($  5.81)
                                                         ====================================

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

Deferred Member Acquisition Costs

            Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Accordingly, the Company has capitalized direct response advertising costs and amortizes these costs over the period of future benefit (the average member life), which has been determined to be generally 30 months. The costs are being amortized on accelerated basis consistent with the recognition of related revenue.

Royalties

            The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. The Company pays certain of its publishers and other rightsholders advances for rights to products. Royalties earned on the sale of the products are payable only in excess of the amount of the advance. Advances, which have not been recovered through earned royalties are recorded as an asset. Advances not expected to be recovered through royalties on sales are charged to royalty expense.

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

(4) Asset Write-Downs and Strategic Charges

            In the third quarter of 2001, the Company began to implement a series of actions and decisions designed to improve gross profit margin, refine its marketing efforts and reduce general and administrative costs. Specifically, the Company reduced the number of items offered for sale at both its Radio Spirits and Audio Book Club subsidiaries, has moved fulfillment of its old-time radio products to a third party fulfillment provider, limited its investment and marketing efforts in downloadable audio and refined its marketing of old-time radio products and its marketing efforts to existing Audio Book Club members. In connection with the movement of the fulfillment of old-time radio products to a third party provider, the Company closed its old-time radio operations in Schaumburg, Illinois in February 2002 and runs all of its operations from its corporate headquarters located in Cedar Knolls, New Jersey. The Company has also reviewed its general and administrative costs and has eliminated certain activities unrelated to its old-time radio and Audio Book Club operations.

            As a result of these decisions in the third quarter of 2001, the Company recorded $11,276 of strategic charges. These charges include the following:

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

            In addition to these strategic charges, in 2001, the Company recorded a charge of $2,000 to write-off the entire carrying amount of its cost method investment in I-Jam. This charge has been recorded to asset write-downs and strategic charges. The Company has determined that an other than temporary decline in the value of this investment has occurred in 2001 triggered by a strategic change in the direction of the investee as a result of continued losses and operating deficiencies, along with projected future losses.

            During the year ended December 31, 2002, the Company recorded the following activity in its accrual for shutdown expenses related to the move from Illinois to New Jersey:

         Beginning balance, January 1, 2002          $ 531
         Employee related costs                       (115)
         Lease termination costs                      (410)
                                                     -----
         Balance accrued at December 31, 2002        $   6
                                                     =====

(5) Fixed Assets

            Fixed Assets consist of the following as of December 31,:

                                                                 2002     2001
             Capital leases, equipment and related
             software                                         $   813    $ 713
             Furniture and fixtures                                80       91
             Leasehold improvements                                73       56
             Web site development costs                            57       57
                                                              -------    -----
             Total                                              1,023      917
             Accumulated depreciation                            (665)    (450)
                                                              -------    -----
                                                              $   358    $ 467
                                                              =======    =====

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $221, $601 and $684, respectively.

(6) Asset Acquisitions

            On March 1, 2002, the Company acquired inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. The Company expended $379 in cash at closing, including fees and expenses. Additional payments of nine monthly installments of $74 commenced on June 15, 2002. The Company estimates other costs related to the asset purchase are approximately $297. The preliminary allocation of asset value is as follows:

                     Other assets                    $    5
                     Net Inventory                       60
                     Royalty Advances (The Shadow)       10
                     Goodwill                         1,222
                                                     ------
                     Total                           $1,297
                                                     ======

            In July 2002, the Company contracted to obtain an "Exclusive Field of Use License" ("License") to U.S. Patent No. 4,528,643 known as the "Freeny Patent. The license also enables the Company, in certain instances, to pursue infringers of the Freeny Patent in related fields, including the music download market. The acquisition was finalized in November 2002.

            As consideration for the License, the Company issued to E-Data Corporation ("E-Data") 100,000 shares of its common stock and a warrant to purchase up to 50,000 shares of the Company's common stock at a price of $5.00 per share. The stock issued to E-Data was valued at the date of the closing of the transaction at $75, based on the market price of the stock at closing, and the warrant was valued at $4. The Company also received a warrant to purchase 50,000 shares of E-Data common stock with an exercise price of $.25. This warrant was valued at $1. The Company also incurred legal and other acquisition costs of $102. The total value of the transaction less the E-Data warrant received was recorded as an intangible asset with a value of $180. In the fourth quarter of 2002, the Company made a strategic decision to no longer pursue other companies which may be infringing on the Freeny patent and accordingly impaired the value of this asset. The Company has reduced the carrying value of the asset to its net realizable value based upon the value of 25,000 shares to be returned by E-Data to the Company. Accordingly, the Company has recognized a charge to general and adminstrative expenses of $148.

(7) Goodwill and Other Intangibles

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

            In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests and are written down, with a resulting charge to operations, only in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than their fair value.

            In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The following table presents annual results of the Company on a comparable basis:

                                                        For the Year Ended December 31,
                                                      2002          2001          2000
                                                   ----------    ----------    ----------
Net loss:
Reported net loss applicable to common shares      $   (2,510)   $   (5,405)   $  (55,349)
Goodwill amortization                                      --           509         2,531
                                                   ----------    ----------    ----------
Adjusted net loss                                  $   (2,510)   $   (4,896)   $  (52,818)
                                                   ==========    ==========    ==========
Basic and diluted loss per common share:
Reported basic and diluted loss per common share   $     (.18)   $     (.39)   $    (4.35)
Goodwill amortization                                      --           .04           .20
                                                   ----------    ----------    ----------
Adjusted basic and diluted loss per common share   $     (.18)   $     (.35)   $    (4.15)
                                                   ==========    ==========    ==========

            SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. The Company completed the transitional impairment test as of January 1, 2002, and its annual impairment test as of October 31, 2002, neither of which resulted in an impairment loss. Any future impairment losses incurred will be reported in operating results.

            The following is a reconciliation of changes in the carrying amounts of goodwill for the Radio Spirits reportable segment for each of 2002 and 2001:

                                      2002     2001
Balance at January 1,               $8,649   $9,158
Goodwill acquired during the year    1,222       --
Amortization                            --      509
                                    ------   ------
Ending Balance                      $9,871   $8,649
                                    ======   ======

As of December 31, 2001, accumulated goodwill amortization was $1,518.

            During the fourth quarter of 2002, the Company reviewed the carrying amounts of its intangible assets and determined, based on decisions made in the fourth quarter of 2002, that the value of certain intangible assets could no longer be supported by anticipated future operations. Specifically, the Company made a strategic decision to no longer compete in the DVD market and accordingly wrote off the value of certain video and DVD rights it had acquired in the amount of $90. The Company also made the strategic decision in the fourth quarter of 2002 to discontinue future mailings to the Columbia House lists of members of other clubs which could not support the remaining carrying value of the Columbia House mailing agreement. Accordingly, in the fourth quarter of 2002, the Company wrote off the remaining value of the Columbia House mailing agreement of $986.

            Amortization of intangible assets was $1,093, $4,027 and $4,710 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company estimates intangible amortization expenses of $108 and $9 in 2003 and 2004, respectively.

            The following table presents details of other intangibles at December 31, 2002 and December 31, 2001:

                                       December 31,2002                         December 31, 2001
                              ---------------------------------        ----------------------------------
                                          Accumulated                             Accumulated
                                Cost      Amortization     Net          Cost      Amortization      Net
                                ----      ------------     ---          ----      ------------      ---
Mailing Agreements             $  592        $  524        $ 68        $2,892        $1,362        $1,530
Customer Lists                  4,380         4,380          --         4,380         3,818           562
Non-Compete Agreements            200           151          49           200           110            90
Other                               5            --           5           110            --           110
                               ------        ------        ----        ------        ------        ------
Total Other Intangibles        $5,177        $5,055        $122        $7,582        $5,290        $2,292
                               ======        ======        ====        ======        ======        ======

(8) Long-Term Debt

As of December 31,                                           2002        2001
Credit agreement, senior secured bank debt .............   $  4,540    $  6,180
Note to Seller of GAA assets ...........................        148          --
Subordinated debt ......................................      3,200       4,200

Related party notes and related accrued interest, net of
original issue discount ................................      9,160       7,069
                                                           --------    --------
                                                             17,048      17,449
Less: current maturities ...............................     (2,368)     (1,600)
                                                           --------    --------
                                                           $ 14,680    $ 15,849
                                                           ========    ========

Senior Credit Facility

            In April 2000, the Company repaid $20,293 of its senior credit facility out of the net proceeds from the follow-on primary offering, representing the remaining term portion of such debt. Accordingly, the Company recorded an extraordinary loss of $2,152 relating to the write-off of deferred financing fees incurred in connection with such debt. Also in April 2000, the Company amended the terms of its remaining revolving debt with its lenders to calculate the amount available to be borrowed based on a formula of eligible receivables and inventory, as defined. In June 2000, the Company paid down its bank debt by an additional $500.

            On April 30, 2001, the maturity date of the principal amount of the senior credit facility was extended to September 30, 2002 with certain conditions. On April 1, 2002, the maturity date of the principal amount of the senior credit facility was extended to January 15, 2003 and on October 3, 2002 the maturity date of the principal amount was again extended to January 15, 2004 with certain conditions and prepayments. The Company is required to make monthly payments of principal of $180 in April through June 2003, $190 in July through September 2003 and $200 in October through December 2003.

            Since November 1999, the Company is not permitted to make any additional borrowings under the Credit Agreement. The interest rate on the credit facility is equal to the prime rate plus 2 1/2%. The weighted average interest rate for the years ended December 31, 2002 and 2001 was 6.76% and 9.26%, respectively.

            On April 9, 2003 the maturity date of the principal amount of the senior credit facility of $4,030 was extended to April 30, 2004 with certain conditions. In addition to its scheduled principal payments through 2003, the Company is required to make payments of $225 per month for the months of January, February and March 2004.


            The Company was in compliance with its debt covenants at December 31, 2002.

Subordinated Debt

            In August 2002, ABC Investment LLC, a third party holder of subordinated debt converted principal amount of $1,000 into 200,000 shares of the Company's common stock. At December 31, 2002, the principal amount of the subordinated debt held by ABC Investment LLC is $3,200. The note is convertible into shares of common stock at the rate of $4.50 per share, subject to adjustment for below conversion price issuances of securities. The note bears interest at the rate of 9% per annum, quarterly, in arrears. The note is due December 31, 2004. The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

Related Party Debt

            NH Irrevocable ABC Trust

            From December 1999 to February 2000, Evan Herrick, a son of Norton Herrick, the Company's Chairman, and a brother of Howard Herrick, an Executive Vice President and director and Michael Herrick, a director loaned the Company $3,000 for which he received $3,000 principal amount 9% convertible promissory notes due December 31, 2004 (the "3,000 Note"). At the time of issuance of the convertible notes, the Company's board of directors resolved to seek to replace or refinance the convertible notes and accept a proposal for refinancing, whether or not the refinancing was as favorable as the convertible notes. Such refinancing could include, without limitation, a higher interest rate, lower conversion price, issuance of equity securities and/or the payment of fees.

            In April and August 2000, the Company's Board of Directors determined that reducing the conversion price of the $3,000 Note to the then current market value of the Company's common stock would be more favorable to the Company than accepting the alternatives available to the Company to refinance or replace the notes. The Company revised the terms of the $3,000 Note. Evan Herrick waived interest on the notes from July 1, 2000 to December 31, 2000 and after December 31, 2000 agreed to accept payment of interest in cash or common stock at the Company's option under certain circumstances.

            On May 14, 2001, the Company modified the conversion price of the $3,000 Note to $.56, subject to adjustment for below conversion price issuances of securities, as consideration for agreeing to permit additional debt and to exchange the note for preferred stock if requested by the Company under specified conditions.

            On January 18, 2002, Evan Herrick exchanged $2,500 principal amount of the $3,000 Note in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2,500. The Preferred Share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

            On October 3, 2002, the remaining $500 principal amount convertible promissory note issued to Evan Herrick was amended to, among other things, extend the maturity dates to September 30, 2007; provided that the holder may demand repayment of the note on or after October 31, 2004 and the holder of the $500 note may demand repayment after December 31, 2004, in each case, if the senior credit facility has been repaid.

            On December 31, 2002, Evan Herrick sold the Note and Preferred shares to N. Herrick Irrevocable ABC Trust (the "Trust"). This note bears interest at the rate of 9% per annum. Interest is payable monthly, in arrears, in cash or, at the holder's option, shares of common stock; provided, however, that cash interest accrues until 10 days after the Company has repaid its obligations under the Credit Agreement. After October 3, 2002, interest accrues on unpaid interest at the interest rate of the note.

            The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

            Norton Herrick

            In January and February 2000, Norton Herrick sold $4,224 principal amount of a note issued to him in December 1998 to two unaffiliated third parties, which was converted into 379,662 shares of the Company's common stock. Under a December 1998 letter agreement between he Company (the "December Letter") and Norton Herrick, the Company issued to Norton Herrick warrants to purchase an additional 98,554 shares of its common stock at an exercise price of $8.41 per share. As no additional value is obtained by the Company in connection with the resell of the debt, the Company has recorded non-cash additional compensation expense of $442 in the 2000 statement of operations. The compensation expense has been determined at the date each grant of warrants was made.

            In August 2000, Mr. Herrick sold the remaining $2,776 principal amount of the note issued to him in December 1998 to two unaffiliated third parties. The terms of subordinated debt were modified so that the third parties agreed to waive any interest due to them and convert the entire subordinated debt by December 31, 2000. One of the unaffiliated third parties converted $792 principal amount of the note into 440,000 shares of the Company's common stock. The third parties failed to pay Mr. Herrick the entire purchase price of the note they purchased. In December 2000, the parties rescinded the transaction as to $1,984 principal amount of the note, which was not converted or paid for. As a result of these transactions under the December Letter, the Company issued to Norton Herrick warrants to purchase an additional 18,480 shares of its common stock at an exercise price of $8.41 per share. The warrants were not a cost of the refinancing and were accounted for under APB 25, since the strike price was in excess of market at the time the warrants were granted, no expense was recorded.

            On May 14, 2001, the Company modified the $1,984 senior subordinated convertible note held by Norton Herrick as consideration for Mr. Herrick's consent to certain transactions described below, elimination of the variable conversion price feature of the note and foregoing current cash interest until MediaBay's revolving credit facility is repaid. The modified note is convertible into common stock at a conversion rate of $0.56 per share. Mr. Herrick was granted registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

            On October 3, 2002, the $1,984 senior subordinated convertible note previously issued to Norton Herrick was again amended to, among other things, extend the maturity dates to September 30, 2007; provided that the holder may demand repayment of the note on or after the later of (i) October 31, 2004 and
(ii) the date on which the senior credit facility has been repaid and to provide that interest accrues on unpaid interest at the interest rate of the note. Interest on this note accrues at the rate of 11% per annum and is payable on a monthly basis, at the holders' option, in cash or common stock; provided, however, that cash interest accrues until 10 days after the Company has paid all of its obligations under the Credit Agreement. The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

            Huntingdon Corporation

            On May 14, 2001 the Company issued a $2,500 secured senior convertible note to Huntingdon Corporation ("Huntingdon"), a company wholly owned by MediaBay's chairman, Norton Herrick, in consideration for loans made by Huntingdon to the Company in the amount of $2,500 (the "2,500 Note"). The $2,500
Note is convertible into MediaBay common stock at a conversion rate of $0.56 per share. The $2,500 Note, in certain respects, ranks pari passu with the current revolving credit facility and has a security interest in all of the assets of the Company, except inventory, receivables and cash. The $2,500 Note bears interest at the prime rate plus 2.5%. Interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash.

            The Company also issued an $800 secured senior subordinated convertible note to Huntingdon in consideration of $800 of advances made by Huntingdon in December 2000 and February 2001 (the "$800 Note"). The $800 Note bears interest at 12% per annum and interest, at Huntingdon's option, (i) is payable in-kind, (ii) is payable in shares of common stock or (iii) will accrue until the revolving credit facility is repaid in full and, thereafter, payable in cash. The $800 Note is convertible into MediaBay common stock at a conversion rate of $0.56 per share and is secured by a second security interest in all of the assets of the Company, except inventory, receivables and cash.

            In connection with these transactions, Huntingdon was granted ten-year warrants to purchase 1,650,000 shares of common stock at an exercise price of $0.56 per share as consideration of the $800 Note and the $2,500 Note, plus ten-year warrants to purchase an additional 250,000 shares of common stock at an exercise price of $0.56 per share if Huntingdon loans the Company an additional $500. Huntingdon was granted registration rights relating to the shares of common stock issuable upon conversion of the notes and exercise of the warrants.

            The issuance of the $2,500 Note and the $800 Note have been accounted for in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". The Company has determined the relative fair value of the warrants and is amortizing this amount over the life of the notes. The relative fair value of the warrants amounted to $433. The Company has classified this amount as a debt discount. The Company has determined the additional debt discount associated with the beneficial conversion feature at the measurement date is $993. As a result additional interest expense of $424 has been recorded in the 2001 statement of operations.

            As previously agreed to with the Company, on February 22, 2002, Huntingdon purchased a $500 principal amount convertible senior promissory note due June 30, 2003 (the "February Note"). The February Note is convertible into shares of Common Stock at the rate of $0.56 of principal and/or interest per share. The February Note was issued in consideration of a $500 loan made by Huntingdon to the Company. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, the Company granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $0.56 per share. The warrants are exercisable until May 14, 2011. The Company has determined the total debt discount relating to the issuance of the warrants and the beneficial conversion feature of the February Note to be $431. The amount amortized to interest expense in 2002 was $269.

            During August and September of 2002, Huntingdon advanced $1,000 to the Company, which was converted into a $1,000 principal amount convertible promissory note payable to Huntingdon (the "$1,000 Note") on October 3, 2002. The $1,000 Note bears interest at the prime rate plus 2 1/2 %, is convertible into shares of common stock at a rate of $2.00 per share and is due September 30, 2007, provided that the holder may make a demand for repayment after the Company's existing credit facility is repaid. In connection with the transaction, the Company issued to Huntingdon a ten-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 per share (the "Initial Warrant"). An original issue discount of $68 has been recorded and is being amortized over 16 months, through the earliest date upon which the holder can demand repayment

            On October 3, 2002, the Company and Huntingdon entered into an agreement pursuant to which Huntingdon agreed to loan the Company $1,500 (the "October Agreement").

            On October 10, 2002, the Company issued to Huntingdon an additional $150 principal amount convertible promissory note to Huntingdon (the "$150 Note") in accordance with the October Agreement. The $150 Note is convertible into shares of Common Stock at a rate of $2.00 per share. The remaining terms of the $150 Note are similar to those of the $1,000 Note. Warrants to purchase 37,500 of shares of Common Stock at an exercise price of $2.00 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant. An original issue discount of $12 has been recorded and is being amortized over 16 months, through the earliest date upon which the holder can demand repayment.

            On November 15, 2002, the Company issued to Huntingdon an additional $350 principal amount convertible promissory note to Huntingdon (the "$350 Note") in accordance with the October Agreement. The $350 Note is convertible into shares of Common Stock at a rate of $1.25 per share. The remaining terms of the $350 Note are similar to those of the Initial Note. At the time of the loan, warrants to purchase a number of shares of Common Warrants to purchase 140,000 of shares of Common Stock at an exercise price of $1.25 were also issued to Huntingdon. The remaining terms of this warrant are similar to those of the Initial Warrant. An original issue discount of $25 has been recorded and is being amortized over 16 months, through the earliest date upon which the holder can demand repayment.

            The Company has recorded original debt discount of $131 relating to the $1,000 Note, the $150 Note and the $350 Note representing the value of the Notes ascribed to the warrants granted. The Company has determined because the conversion price was significantly higher than the market price on the dates of grant, that there was no beneficial conversion feature.

            On October 3, 2002, each of the notes previously issued to Huntingdon were amended to, among other things, extend the maturity date. Each of the notes held by Huntingdon are due September 30, 2007, provided that the holder has the right, at any time on or after the date on which the Company has repaid all of its obligations under the Credit Agreement, to demand repayment of the unpaid principal balance of and interest on the note; provided, however that, with respect to the $800 Note, such demand can not be made after the ninetieth (90th) day after the Company has repaid all of its obligations under the Credit Agreement. All of the notes held by Huntingdon are secured by a lien on substantially all of the assets of the Company and its subsidiaries, other than inventory, receivables and cash of the Company and its subsidiaries.

            The Company is prohibited from incurring indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of the notes.

            The future minimum loan payments are as follows:

         Year Ending December 31,

           2003 ............................................   $ 2,368
           2004 ............................................    15,247 (*)
                                                               -------
           Total maturities, including debt discount of $567   $17,615
                                                               =======

(*) Principal amount of this debt is due on demand of the holders at various times during 2004 after the Company has repaid or refinanced its outstanding obligations under the Credit Agreement.

(9) Commitments and Contingencies

            Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $291, $272 and $351, respectively.

            In 1998, the Company entered into two ten-year leases on 7,000 square feet of space in Bethel, Connecticut and 3,000 square feet in Sandy Hook, Connecticut. Lease payments and mandatory capital improvement payments, starting in 2004, are $4 per year and $2 per year on the Bethel and Sandy Hook properties, respectively. The Company is currently sub-leasing this space.

Capital Equipment Leases

During the year ended December 31, 2002, the Company had three capital leases. The Company leased computer equipment under a three-year lease, which expired in June 2002. Total annual lease payments, including interest, were $55 and the lease provided for a bargain purchase option of $14 at the end of the lease term, which the Company exercised. Lease payments under this agreement in 2002, including the lease buyout, were $42. Lease payments in 2001 and 2000 were $55 in each year. The Company also leases sound equipment under a 5-year lease, which expires in May 2005. Total annual lease payments, including interest, are $33 and the lease provides for a bargain purchase of $7. Lease payments under this agreement were $33, $33 and $22 in 2002, 2001 and 2000, respectively. The Company leases computer equipment under a three-year lease, which expires in February 2005. The annual lease payments, including interest, are $21. Lease payments under this agreement in 2002 were $18. The amount of equipment capitalized under the three leases and included in fixed assets is $330 and net of depreciation the fixed asset balance is $156 and $157 at December 31, 2002 and 2001, respectively. The obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2002 and 2001 were $112 and $136, respectively.

         Minimum annual lease commitments under capital leases are as follows:

         2003                                        $  53
         2004                                           53
         2005                                           18
                                                     -----
         Total capital lease commitments             $ 124
                                                     =====

Real Estate Operating Leases

         The Company leases approximately 12,000 square feet of space in Cedar Knolls, New Jersey pursuant to a lease agreement, which expires in August 2003 at a monthly rent of $16.

         In 1998, the Company entered into two ten-year leases on 7,000 square feet of space in Bethel, Connecticut and 3,000 square feet in Sandy Hook, Connecticut. Lease payments and mandatory capital improvement payments, starting in 2004, are $4 per year and $2 per year on the Bethel and Sandy Hook properties, respectively. The Company is currently sub-leasing this space.


         Minimum annual lease commitments including capital improvement payments under non-cancelable operating leases are as follows:

                            Year ending December 31,

                   2003 ..........................      $133
                   2004 ..........................         6
                   2005 ..........................         6
                   2006 ..........................         6
                   2007 ..........................         6
                   Thereafter ....................        12
                                                        ----
                   Total lease commitments .......      $169
                                                        ====

Employment Agreements

            The Company has commitments pursuant to employment agreements with its officers. The Company's minimum aggregate commitments under such employment agreements are approximately $1,328, $911 and $262 during 2003, 2004 and 2005, respectively.

Licensing Agreements

            The Company has numerous licensing agreements for both audiobooks and old time radio shows with terms generally ranging from one to five years, which require the Company to pay, in some instances, non-refundable advances upon signing agreements, against future royalties. The Company is required to pay royalties based on net sales. Royalty expenses were $3,243, $3,199 and $2,483 for 2002, 2001 and 2000, respectively. Minimum advances required to be paid under existing agreements for the next five years are as follows"

                   2003                                $  437
                   2004                                   397
                   2005                                   347
                   2006                                   200
                   2007                                    40
                                                       ------
                   Total                               $1,421
                                                       ======

Litigation

            The Company is not a defendant in any litigation. In the normal course of business, the Company is subject to threats of litigation. The Company does not believe that the potential impact of any threatened litigation, if ultimately litigated, will have a material adverse effect on the Company.

(10) Stock Option and Stock Incentive Plans

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

            Options under the Company's option plans expire at various times between 2003 and 2011. In accordance with the plans, options generally have terms of 5 to 10 years and vest from grant date to three years.

            Stock option activity under the plans is as follows:

                                                   Weighted average
                                         Shares    exercise price
                                       ---------   --------------
Outstanding at January 1, 2000         3,013,950       $7.63
    Granted                            4,118,500        5.69
    Exercised                                 --          --
    Canceled                            (479,350)       6.35
                                      ----------       -----

Outstanding at December 31, 2000       6,653,100        6.52
    Granted                              898,000        1.23
    Exercised                                 --          --
    Canceled                          (1,561,750)       9.01
                                      ----------       -----
Outstanding at December 31, 2001       5,989,350        5.06
    Granted                            1,205,000        2.27
    Exercised                           (151,000)        .51
    Canceled                            (748,750)       6.95
                                      ----------       -----
Outstanding at December 31, 2002       6,294,600       $4.39
                                      ==========       =====

The per share weighted-average fair value of stock options granted during the years ended December 31, 2002, 2001 and 2000 is as follows using an accepted option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

                        No. of        Exercise          Assumed        Risk-free     Fair Value
       Date             Shares          Price           Volatility   interest rate   per Share
       ----             ------          -----           ----------   -------------   ---------
2000 Grants:
   First Quarter         931,000      $   10.42            100%           6.46%      $    9.78
   Second Quarter      2,950,500           4.37            100%           6.40%           3.04
   Third Quarter         113,000           3.32            100%           6.01%           1.63
   Fourth Quarter        124,000           3.94            100%           5.78%           2.31
                       ---------
Total                  4,118,500
                       =========

2001 Grants:
   First Quarter              --      $      --             --              --       $      --
   Second Quarter         84,000           2.07            165%           4.81%           0.12
   Third Quarter           6,000           2.00            165%           4.63%           0.14
   Fourth Quarter        808,000           1.14            165%           4.85%           0.19
                       ---------
Total                    898,000
                       =========


                         No. of       Exercise          Assumed         Risk-free    Fair Value
       Date              Shares         Price          Volatility     interest rate  per Share
       ----              ------         -----          ----------     -------------  ---------
2002 Grants:
   First Quarter         250,000      $    2.70            159%           4.42%      $    1.25
   Second Quarter             --             --             --              --              --
   Third Quarter          40,000           4.44            159%           3.46%           3.31
   Fourth Quarter        915,000           2.06            159%           3.08%           0.87
                       ---------
                       1,205,000
                       =========

            The following table summarizes information for options outstanding and exercisable at December 31, 2002:

                                                                      Options Exercisable
                                                                  -----------------------------
                          Options Outstanding       Weighted
 Range of                   Weighted Average         Average                 Weighted  Average
  Prices         Number  Remaining Life in Years  Exercise Price   Number      Exercise Price
  ------         ------  -----------------------  --------------  -------    -------------------
$0.50-4.00     4,350,500          5.14                $2.97       3,327,000        $3.22
 4.13-8.00     1,284,750          2.38                 5.85       1,198,750         5.90
 8.13-14.88      659,350          5.28                10.92         659,350        10.92
-----------    ---------          ----                -----       ---------        -----
$0.50-14.88    6,294,600          4.59                $4.39       5,185,100        $4.82
===========    =========          ====                =====       =========        =====

            At December 31, 2002, there were 364,500 additional shares available for grant under the 1997 Plan, 1,508,150 additional shares available for grant under the 1999 Plan, 351,750 additional shares available for grant under the 2000 Plan and 2,830,000 available for grant under the 2001 Plan. There was no compensation expense recorded in connection with these plans in each of the years ended December 31, 2002, 2001, and 2000.

(11) Warrants and Non-Plan Options

            In addition to the 677,500 warrants granted in 2002 described in
Note 8 above and the 50,000 warrants described in Note 6 above, during the year ended December 31, 2002, the Company granted non-plan options and warrants to purchase a total of 300,000 shares of the Company's common stock, none of which vested in 2002, to consultants and advisors. During the year ended December 31, 2002, warrants to purchase 1,250,000 of the Company's common stock, including the 300,000 warrants issued in 2002, were canceled and warrants to purchase 330,000 shares of the Company's common stock expired.

            During the year ended December 31, 2002, employee options to purchase 1,000 shares of the Company's common stock and warrants to purchase 69,500 shares of the Company's common stock were exercised and the Company received $241 as payment of the exercise prices. In addition, Michael Herrick, a director, exercised options to purchase 150,000 shares of the Company's common stock under an option granted to him on November 23, 2001, by delivering to the Company 60,976 shares of common stock previously issued to him.

            The following table summarizes information for warrants and non-plan options outstanding and exercisable at December 31, 2002:

                                                                      Options Exercisable
                                                                  -----------------------------
                          Options Outstanding       Weighted
 Range of                   Weighted Average         Average                 Weighted  Average
  Prices         Number  Remaining Life in Years  Exercise Price    Number     Exercise Price
------------   --------- -----------------------  --------------  ---------  -------------------
$0.10-4.00     2,718,500          7.43                $1.20       2,718,500        $1.20
$4.81-9.97     1,421,149          3.30                 8.59       1,336,149         8.69
$10.00-14.20     384,940          1.12                12.42         384,940        12.42
------------   ---------          ----                -----       ---------        -----
$0.10-14.20    4,524,589          5.60                $4.47       4,439,589        $4.43
============   =========          ====                =====       =========        =====

(12) Common Stock Subject to Contingent Put Rights

            In connection with its various acquisitions, the Company granted the sellers the right, under specified conditions, to sell back to the Company up to an aggregate of 675,000 shares issued to the sellers in connection with the various acquisitions. At December 31, 2002 and 2001, rights have terminated as to 370,000 shares. The sellers have the right under certain conditions to sell the remaining 305,000 shares of stock to the Company at prices ranging from $14.00 to $15.00 per share at various times commencing in December 2003 and expiring in December 2008, unless the rights are terminated earlier as a result of the Company's stock meeting common stock price and/or performance targets prior to exercise. If all of the rights were exercised prior to termination, the maximum amount the Company would be required to pay for the repurchase of all of the shares is approximately $4,550, payable as follows: (1) $350 commencing December 2003; (2) $3,450 commencing December 2004; and (3) $750 commencing December 2005.

(13) Equity

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

            The terms of the Company's debt agreements prohibit the Company from declaring or paying any dividends or distributions on the Company's common stock.

(14) Income Taxes

            The Company's income tax provision for the years ended December 31, 2002 and 2001 includes a Federal deferred tax expense of $550 and a Federal deferred tax benefit of $17,200, respectively.

            Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 7% to the pre-tax loss as a result of the following:

                                                                           Restated    Restated
                                                                 2002        2001        2000
                                                               --------    --------    --------
Computed tax benefit                                           $   (797)   $ (9,268)   $(21,867)
Increase (decrease) in valuation allowance for Federal
and State deferred tax assets                                     1,347      (7,932)     21,867
                                                               --------    --------    --------
Income tax expense (benefit)                                   $    550    $(17,200)   $     --
                                                               ========    ========    ========

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

            The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Deferred tax assets:

                                                                     Restated
                                                           2002        2001
                                                         --------    --------
Federal and state net operating loss carry-forwards      $ 22,224    $ 19,148
Loss in I-Jam, LLC                                             85          85
Accounts receivable, principally due to allowance for
doubtful accounts and reserve for returns                   1,668       1,289
Inventory, principally due to reserve for obsolescence        475         927
Fixed assets/Intangibles                                   13,725      16,163
Beneficial conversion feature                                 (42)       (197)
                                                         --------    --------
Total net deferred tax assets                              38,135      37,415
Less valuation allowance                                  (21,911)    (20,563)
                                                         --------    --------
Net deferred tax assets                                  $ 16,224    $ 16,852
                                                         ========    ========

            The Company has approximately $55,141 of net operating loss carry-forwards, which may be used to offset possible future earnings, if any, in computing future income tax liabilities. The net operating losses will expire between December 31, 2018 and December 31, 2022 for federal income tax purposes. For state purposes, the net operating losses will expire at varying times between 2006 and 2012, as the Company is subject to corporate income tax in several states.

(15) Net Loss Per Share of Common Stock

            Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

            Basic and diluted loss per share were computed using the weighted average number of shares outstanding for the years ended December 31, 2002, 2001 and 2000 of 14,086, 13,862 and 12,718, respectively.

            Common equivalent shares of 17,916 including 15,913 relating to convertible subordinated debt and convertible preferred stock were not included in the calculation of fully diluted shares because they were anti-dilutive. Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net loss were $1,134 for the year ended December 31, 2002.

            Common equivalent shares totaling 11,787, including 11,520 shares associated with the conversion of $12,484 of convertible debt and the related reduction in interest expense for the twelve-month period ended December 31, 2001 of $1,070, were not included in the computation of diluted loss per share for the year ended December 31, 2001 because they would have been anti-dilutive. Common equivalent shares not included in the computation of diluted loss per share for the year ended December 31, 2000 was 473.

(16) Supplemental Cash Flow Information

            No cash has been expended for income taxes for the years ended December 31, 2002, 2001 and 2000. Cash expended for interest was $766, $1,095 and $2,157 for the years ended December 31, 2002, 2001 and 2000, respectively.

            The Company had the following non-cash activities for the years ended December 31, 2002, 2001, and 2000:

                                                         2002    2001     2000
                                                         ----    ----     ----
E-Data rights acquisition ............................  $   75  $   --   $   --
Conversions of subordinated notes into common shares .   1,000      --    5,616
Conversion of notes into preferred shares ............   2,500      --       --
Stock tendered as payment for exercise of options ....      75      --       --

(17) Related Party Transactions

            Companies wholly owned by Norton Herrick provided certain legal, accounting, administrative and general office services to, and obtained insurance coverage for, the Company. In connection with such services, the Company paid or accrued to such entities the aggregate of $477, $88 and $133 during the years ended December 31, 2002, 2001 and 2000, respectively. In addition, a company wholly owned by Norton Herrick provides the Company access to a corporate airplane. The Company generally pays the fuel, fees and other costs related to its use of the airplane directly to the service providers. For the use of this airplane, the Company paid rental fees to Mr. Herrick's affiliate of approximately $14 and $25 in 2001 and 2000, respectively. The Company anticipates obtaining similar services from time to time from companies affiliated with Norton Herrick for which it will reimburse such companies' cost to provide such services to the Company. The Company owed Norton Herrick $566 and $89 for services rendered but not paid for as December 31, 2002 and 2001, respectively.

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

            In 2001, Glebe Resources. Inc., a company wholly owned by Norton Herrick, on MediaBay's behalf, advanced a security deposit to a vendor in the amount of $100. The advance was subsequently repaid and Glebe received no compensation for and did not profit from this transaction.

            On October 18, 2002, the Company entered into a consulting agreement with MEH Consulting Services, Inc., a company wholly-owned by Michael Herrick, the Company's former CEO, a director and the son of Norton Herrick. The agreement, effective January 1, 2003, provides, among other things that Mr. Herrick will provide consulting and advisory services to MediaBay, that Mr. Herrick will devote a minimum of 30 hours per week and that Mr. Herrick will be under the direct supervision of the Company's Board of Directors. For his services, the Company has agreed to pay Mr. Herrick a fee of $17 per month plus health insurance and other benefits applicable to the Company's officers to the extent such benefits may be provided under the Company's benefit plans.

            In 2002, Mr. Herrick advanced $372 to certain of the Company's vendors and professional firms as payment of amounts owed to them. As the Company makes payments to these vendors, the vendors repay the amounts advanced by Mr. Herrick to him.

            See Notes 8 and 13 for other related party transactions.

(18) Recent Accounting Pronouncements

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

            In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of this statement will not have a material effect on the Company's financial position or results of operations.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation will not have an effect on the Company's financial position or results of operations.

            In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was approved by the FASB. This statement is effective January 1, 2003. Among other things, this statement requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. Therefore, beginning in 2003, the Company's prior financial statements will need to be reclassified to include those gains and losses previously recorded as an extraordinary item as a component of income from continuing operations.

            In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed recognition at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement will not have a material effect on the Company's financial position or results of operations.

(19) Segment Reporting

            For 2002, 2001 and 2000, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees and interest expenses. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the years ended December 31, 2002, 2001 and 2000 from its newest subsidiary RadioClassics.

            The accounting policies of the reportable segments are the same as those described in Note 3. Inter-segment sales are recorded at prevailing sales prices.

            The information presented for the years ended December 31, 2001 and 2000, have been restated, see Note 2, above.

Year ended December 31, 2002


                                                           Corporate    ABC        RSI      MBAY.com   Inter-Seg.    Total
                                                           ---------    ---        ---      --------   ----------    -----
Sales                                                      $     --   $ 34,342   $ 11,348   $    215   $     (161)  $ 45,744
(Loss) profit before non-cash write-down of
intangibles, depreciation, amortization
interest expense, income tax expense and
dividends on preferred stock                                 (3,233)     5,281      2,141       (436)          16      3,769
Depreciation and amortization                                    --      1,217         97         --           --      1,314
Interest expense                                              2,903         --         71         --           --      2,974
Non-cash write-down of intangibles                                       1,134         90                              1,224
Income tax (expense)                                                     (449)      (101)                               (550)
Dividends on preferred stock                                    217         --         --         --           --        217
Net (loss) income applicable to common shares                (6,353)     2,481      1,782       (436)          16     (2,510)
Total assets                                                     --     31,225     17,454         --          (60)    48,619
Purchase of fixed assets                                         --        100         11         --           --        111

Year ended December 31, 2001

                                                          Corporate     ABC        RSI      MBAY.com   Inter-Seg.    Total
                                                          ---------     ---        ---      --------   ----------    -----
Sales                                                      $     --   $ 31,793   $ 10,021   $    249        ($258)  $ 41,805
(Loss) profit before asset write-downs and strategic
charges, depreciation, amortization, interest expense
and income tax benefit                                       (2,239)     2,058         15     (1,225)           8     (1,383)
Asset write-downs and strategic charges                       2,000      6,031      4,342        903           --     13,276
Depreciation and amortization                                    --      3,942        910        304           --      5,156
Interest expense                                              2,779         --         11         --           --      2,790
Income tax benefit                                               --     14,035      3,165         --           --     17,200
Net (loss) income applicable to common shares                (7,018)     6,120     (2,083)    (2,432)           8     (5,405)
Total assets                                                     --     27,740     16,785          3          (76)    44,452
Purchase of fixed assets                                         --         58        130         --           --        188

Year ended December 31, 2000

                                                           Corporate     ABC        RSI      MBAY.com   Inter-Seg.    Total
                                                           ---------     ---        ---      --------   ----------    -----
Sales                                                      $     --   $ 31,442   $ 12,252   $  1,566   $     (834)  $ 44,426
(Loss) profit before depreciation, amortization, non-cash
write-down of goodwill, interest expense and extraordinary
loss on early extinguishment of debt                         (3,215)    (1,051)     1,150       (967)          36     (4,047)
Depreciation and amortization                                    --      6,586        970        428           --      7,984
Non-cash write-down of goodwill                                  --     36,792      1,434         --           --     38,226
Interest expense, net                                         2,931         --          9         --           --      2,940
Extraordinary loss on early extinguishment of debt            2,152         --         --         --           --      2,152
Net loss applicable to common shares                         (8,298)   (44,429)    (1,263)    (1,395)          36    (55,349)
Total assets                                                  2,000     28,179     18,431      1,498         (176)    49,932
Purchase of fixed assets                                         --        123        288        462           --        873

(19) Quarterly Operating Data (Unaudited)

            Each of the quarters in the year ended December 31, 2001 and the first three quarters in the year ended December 31, 2002 have been restated. See
Note 2 above. The following table presents selected unaudited operating data of the Company for each quarter in the two year period ended December 31, 2002 both as previously reported and as restated.

As Previously Reported

                    Year Ended
                December 31, 2002             1st       2nd      3rd
                                            Quarter   Quarter  Quarter
Sales                                       $ 9,480   $11,977  $11,267
Cost of sales                                 4,289     5,194    5,241
Net (loss) income applicable to common
  shares                                       (525)      553       27
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share      $ (0.04)  $  0.04  $   .00
Diluted earnings (loss) per common share    $ (0.04)  $  0.03  $   .00

As Restated, See Note 2

                    Year Ended
                December 31, 2002               1st          2nd         3rd         4th
                                              Quarter      Quarter     Quarter     Quarter
Sales                                        $   9,480    $  11,977   $  11,267   $  13,020
Cost of sales                                    4,289        5,194       5,241       5,927
Net (loss) applicable to common shares            (759)         338        (187)     (1,902)(***)
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share       $   (0.05)   $    0.02   $    (.01)  $    (.13)
Diluted earnings (loss) per common share     $   (0.05)   $    0.02   $    (.01)  $    (.13)

As Previously Reported

                    Year Ended
                December 31, 2001                 1st             2nd           3rd               4th
                                                Quarter         Quarter       Quarter           Quarter
Sales                                          $  9,601        $ 10,915      $  9,879          $ 11,410
Cost of sales                                     3,816           5,455         5,285             5,227
Cost of sales - write-downs                          --              --         2,261                --
Net income (loss)                                10,624(*)       (2,043)      (16,748)(**)        3,317(****)
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share         $   0.77(*)     $  (0.15)     $  (1.21)(**)     $   0.24(****)
Diluted earnings (loss) per common share       $   0.58(*)     $  (0.15)     $  (1.21)(**)     $   0.12(****)


As Restated, See Note 2
                    Year Ended
                December 31, 2001                 1st              2nd            3rd                4th
                                                Quarter          Quarter        Quarter            Quarter
Sales                                          $   9,601        $  10,915      $   9,879          $  11,410
Cost of sales                                      3,816            5,455          5,285              5,227
Cost of sales - write-downs                           --               --          2,261                 --
Net income (loss)                                 10,591(*)        (2,151)       (16,955)(**)         3,110(****)
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share         $    0.77(*)     $   (0.16)     $   (1.22)(**)     $    0.23(****)
Diluted earnings (loss) per common share       $    0.58(*)     $   (0.16)     $   (1.22)(**)     $    0.11(****)

(*) Includes a reduction in the valuation allowance for deferred tax assets in the amount of $13,000.

(**) Includes asset write-downs and strategic charges in addition to cost of sales write-downs of $11,015.

(***) Includes write-down of intangible assets of $1.2 million and income tax expense of $550 related to utilization of deferred tax asset.

(****) Includes a reduction in the valuation allowance for deferred tax assets in the amount of $4,200.

(20) Subsequent Events

            From January 1, 2003 to April 14, 2003, the Company issued options to purchase 85,000 shares of its common stock to certain directors, employees and consultants to the Company under its 2000 Stock Option plan. The Company also cancelled options to purchase 5,000 shares of its common stock. The Company also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share as part of non-complete agreements and has recorded the associated value of $58 on its first quarter 2003 balance sheet and is amortizing the value over the remaining life ranging from 1 to 5 years.

            On April 9, 2003 the maturity date of the principal amount of the senior credit facility of $4,030 was extended to April 30, 2004 with certain conditions. In addition to its scheduled principal payments through 2003, the Company is required to make payments of $225 per month for the months of January, February and March 2004.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              For the years ended December 31, 2002, 2001 and 2000

                                                       Balance      Amounts                  Write-Offs
                                                      Beginning    Charged to    Amounts      Against     Balance End
                                                      of Period    Net Income    Acquired     Reserves    of Period
                                                      ---------    ----------    --------     --------    ---------
Allowances for sales returns and doubtful accounts:
Year Ended December 31, 2002                          $    4,539   $   18,793           --   $   18,007   $    5,325
Year Ended December 31, 2001                               4,516       15,496           --       15,473        4,539
Year Ended December 31, 2000                               5,911       18,038           --       19,433        4,516

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MEDIABAY, INC.


                                          By: /s/ John F. Levy
                                              -------------------------------
                                              John F. Levy,
                                              Executive Vice President and
                                              Chief Financial Officer

            Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                                     Title                                   Date
          ---------                                     -----                                   ----
      /s/ Norton Herrick
------------------------------
        Norton Herrick          Director and Chairman                                   April 15, 2003


        /s/ Carl Wolf
------------------------------
          Carl Wolf             Co-Chairman and Director                                April 15, 2003


      /s/ Hakan Lindskog
------------------------------  Chief Executive Officer
        Hakan Lindskog          (Principal Executive Officer)                           April 15, 2003


      /s/ Howard Herrick
------------------------------
        Howard Herrick          Director and Executive Vice President                   April 15, 2003


       /s/ John F. Levy
------------------------------  Executive Vice President and Chief  Financial  Officer
         John F. Levy           (Principal Financial and Accounting Officer)            April 15, 2003


       /s/ Paul Ehrlich
------------------------------
         Paul Ehrlich           Director                                                April 15, 2003


     /s/ Michael Herrick
------------------------------
       Michael Herrick          Director                                                April 15, 2003


------------------------------
        Mark Hershhorn          Director


------------------------------
        Joseph Rosetti          Director

                  Certification of Principal Executive Officer

I, Hakan Lindskog, certify that:

            1. I have reviewed this annual report on Form 10-K of MediaBay, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


            Date: April 16, 2003              /s/ Hakan Lindskog
                                           ------------------------------
                                              Chief Executive Officer

                  Certification of Principal Financial Officer

I, John F. Levy, certify that:

            1. I have reviewed this annual report on Form 10-K of MediaBay, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


            Date: April 16, 2003               /s/ John F. Levy
                                               --------------------------
                                               Chief Financial Officer