Form 10-Q/A
period 2002-03-31
MEDIABAY INC
filed 2003-04-25
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1


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

Explanatory Note

      This Amendment No. 1 to MediaBay, Inc.'s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002 includes unaudited restated condensed consolidated financial statements at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and March 31, 2001. The Company is restating its previously issued condensed consolidated financial statements to correct errors in the accounting treatment relating to previously disclosed financing transactions as described in Note 2 (Restatement) to the Notes to the Financial Statements.

      This Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part II of the original Form 10-Q only for the effects of the restatement, and no other information included in the original Form 10-Q is amended hereby.

      The Company did not amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended on or prior to December 31, 2001, and the financial statements and related financial information contained in such reports should no longer be relied upon.

                                 MEDIABAY, INC.

                          Quarter ended March 31, 2002
                                   Form 10-Q/A
                                      Index

                                                                                    Page
                                                                                    ----
PART I:    Financial Information

Item 1:    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets at March 31, 2002 and
           December 31, 2001, as restated (unaudited)                                 4

           Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2002 and 2001, as restated (unaudited)        5

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001, as restated (unaudited)        6

           Notes to Condensed Consolidated Financial Statements (unaudited)           7

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 18

Item 3:    Quantitative and Qualitative Disclosures of Market Risk                   18

PART II: Other Information

Item 2:    Changes in Securities and Use of Proceeds                                 18

Item 6:    Exhibits and Reports on Form 8-K                                          19

           Signatures                                                                20

           Certification of Principal Executive Officer                              21

           Certification of Principal Financial Officer                              22

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                                         MEDIABAY, INC.
                             Condensed Consolidated Balance Sheets
                                     (Dollars in thousands)
                                          (Unaudited)

                                                                                 March 31,         December 31,
                                                                                      2002                 2001
                                                                             -------------        -------------
                              Assets                                         (As restated,        (As restated,
                                                                               see Note 2)          see Note 2)
Current assets:
     Cash and cash equivalents                                                    $     23             $     64
      Accounts receivable, net of allowances for sales returns and doubtful accounts of $3,573 and $4,539 at March 31, 2002
        and December 31, 2001, respectively                                          4,230                4,798
     Inventory                                                                       4,098                4,061
     Prepaid expenses and other current assets                                       1,417                1,628
     Royalty advances                                                                  769                  773
                                                                                  --------             --------
          Total current assets                                                      10,537               11,324
Fixed assets, net of accumulated depreciation of $505 and $450 at
   March 31, 2002 and December 31, 2001, respectively                                  483                  467
Deferred member acquisition costs                                                    6,221                4,868
Deferred income taxes                                                               16,774               16,852
Other intangibles, net                                                               1,861                2,292
Goodwill                                                                             9,879                8,649
                                                                                  --------             --------
                                                                                  $ 45,755             $ 44,452
                                                                                  ========             ========

               Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                        $ 14,704             $ 13,891
     Current portion - long-term debt                                                9,047                1,600
                                                                                  --------             --------
          Total current liabilities                                                 23,751               15,491
                                                                                  --------             --------
Long-term debt, net of original issue discount of $1,344 and $1,215
   at March 31, 2002 and December 31, 2001, respectively                             6,640               15,849
                                                                                  --------             --------
Common stock subject to contingent put rights                                        4,550                4,550
Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares and no shares issued and outstanding at March 31, 2002
   and December 31, 2001, respectively                                               2,500                   --
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 13,875,602 at March 31, 2002 and 13,861,866 at
   December 31, 2001, respectively                                                  93,468               93,468
Contributed capital                                                                  8,241                7,730
Accumulated deficit                                                                (93,395)             (92,636)
                                                                                  --------             --------
           Total stockholders' equity                                               10,814                8,562
                                                                                  --------             --------
                                                                                  $ 45,755             $ 44,452
                                                                                  ========             ========

See accompanying notes to condensed consolidated financial statements.

                               MEDIABAY, INC.
               Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                 2002              2001
                                                            -------------     -------------
                                                            (As restated,     (As restated,
                                                             see Note 2)       see Note 2)
Sales, net of returns, discounts and allowances of
        $2,131 and $3,309 for the three months ended
        March 31, 2002 and 2001, respectively                    $ 9,480         $  9,601
Cost of sales                                                      4,289            3,816
                                                                 -------         --------
        Gross profit                                               5,191            5,785
Expenses:
   Advertising and promotion                                       2,188            3,186
   General and administrative                                      2,487            2,962
   Depreciation and amortization                                     498            1,492
                                                                 -------         --------
        Operating profit (loss)                                       18           (1,855)
Interest expense                                                     732              554
                                                                 -------         --------
        Loss before income taxes                                    (714)          (2,409)
Benefit for income taxes                                              --           13,000
                                                                 -------         --------
        Net (loss) income                                           (714)          10,591
Dividends on preferred stock                                          45               --
                                                                 -------         --------
        Net (loss) income applicable to common shares            $  (759)        $ 10,591
                                                                 =======         ========

Basic and diluted (loss) earnings per common share:
    Basic (loss) earnings per common share                       $  (.05)        $    .77
                                                                 =======         ========
    Diluted (loss) earnings per common share                     $  (.05)        $    .58
                                                                 =======         ========



See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                       2002               2001
                                                                                  -------------      -------------
                                                                                  (As restated,      (As restated,
                                                                                    see Note 2)        see Note 2)
Cash flows from operating activities:
   Net (loss) income applicable to common shares                                       $   (759)          $ 10,591
   Adjustments to reconcile net (loss) income to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                                                          498              1,492
     Amortization of deferred member acquisition costs                                    1,264              1,961
     Amortization of deferred financing costs and original issue discount                   377                 99
     Deferred income tax benefit                                                             --            (13,000)
      Changes in asset and liability accounts, net of asset acquisition:
        Decrease in accounts receivable, net                                                567                877
        Decrease (increase) in inventory                                                     23               (571)
        Decrease in prepaid expenses                                                        293                112
        Decrease (increase) in royalty advances                                              14               (305)
        Increase in deferred member acquisition costs                                    (2,617)            (1,565)
        Increase (decrease) in accounts payable and accrued expenses                        555               (288)
                                                                                       --------           --------
               Net cash provided by (used in) operating activities                          215               (597)
                                                                                       --------           --------
Cash flows from investing activities:
      Acquisition of fixed assets                                                           (77)               (23)
      Assets acquired, net of cash                                                         (379)                --
                                                                                       --------           --------
               Net cash used in investing activities                                       (456)               (23)
                                                                                       --------           --------
Cash flows from financing activities:
      Net proceeds from issuance of long-term debt                                          500                300
      Payment of long-term debt                                                            (300)                --
      Increase in deferred financing costs                                                   --                (91)
                                                                                       --------           --------
               Net cash provided by financing activities                                    200                209
                                                                                       --------           --------
Net decrease in cash and cash equivalents                                                   (41)              (411)
Cash and cash equivalents at beginning of period                                             64                498
                                                                                       --------           --------
Cash and cash equivalents at end of period                                             $     23           $     87
                                                                                       ========           ========


See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


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

(2) Restatement

      Subsequent to the issuance of its consolidated financial statements for the three month period ended March 31, 2002, the Company's management determined that amounts previously reported did not reflect fully the impact of certain previously disclosed financing transactions undertaken by the Company from 1998 through 2001. The following discussion outlines the impact of the restatement with respect to these transactions on the unaudited quarterly results for the three months ended March 31, 2002 and 2001 and as of March 31, 2002 and December 31, 2001.

      In December 1998, the Company obtained $15,000 of bridge financing from its chairman, Norton Herrick ("NH"), and in connection with this financing issued 500,000 warrants. The Company has determined that $1,905 of debt discount, with a corresponding increase in contributed capital, should have been recorded to reflect the relative fair value assigned to the warrants. The amount of amortization expense not previously recorded by the Company associated with these warrants, which has been recorded within interest expense, for the three months ended March 31, 2002 and 2001 is $33. The remaining unamortized debt discount as of March 31, 2002 and December 31, 2001 is $360 and $393, respectively.

      At various dates throughout 1999 and 2000, NH sold $12,016 of his original $15,000 note to third party investors. Portions of the notes sold were subsequently converted into common stock. TheCompany has recorded a reduction to contributed capital in the amount of $797 to reflect the reclassification of a portion of this debt discount to contributed capital. In addition, under a December 31, 1998 letter agreement the Company agreed to issue up to 350,000 additional warrants to NH in the event the Company was unable to obtain alternative financing to replace the $15,000 note by September 30, 1999. As a result, the Company issued warrants to NH at various times throughout 1999 and 2000 with an exercise price of $8.41 per share based upon a formula set out in the letter agreement. As the warrants are contingently issuable and reflect compensation to NH, the Company has recorded an increase to contributed capital of $1,027 to reflect the intrinsic value associated with these warrants.

      In June 1999, the Company obtained a portion of the financing for the acquisition of Audiobooks Direct through a bridge loan from NH in the amount of $4,350 which was subsequently repaid in July 1999. In connection with this financing, the Company has recorded an increase to contributed capital of $1,405 to reflect the relative fair value associated with a beneficial conversion feature. In addition, the Company has recorded a reduction in contributed capital of $1,124 to reflect the repurchase of the intrinsic value associated with the beneficial conversion feature at the time the loan was repaid.

      In connection with this bridge loan, the Company agreed under a June 11, 1998 letter agreement to issue 125,000 warrants to NH if the $4,350 bridge loan was refinanced. The warrants were issued on September 30, 1999, following receipt of shareholder approval, and have an exercise price of $8.41 per share based upon a formula set out in the letter agreement. As the warrants are contingently issuable and reflect compensation to NH, the Company has recorded an increase to contributed capital of $378 to reflect the intrinsic value associated with these warrants.

      From December 1999 to February 2000, Evan Herrick, the son of NH and the brother of Michael Herrick, Chief Executive Officer and a director, and Howard Herrick, an executive vice president and a director, loaned the Company $3,000 for which he received $3,000 principal amount 9% convertible promissory notes due December 31, 2004. The notes were originally convertible into shares of common stock at $11.125 per share. The Company has recorded an increase to contributed capital of $147 to reflect the intrinsic value associated with the beneficial conversion feature of the loan.

      In May 2001, the Company obtained $3,300 of financing from Huntingdon Corporation ("HC"), a company wholly owned by NH, and in connection with this financing issued 1,650,000 warrants. The Company has determined that an additional debt discount of $446 and $619 should have been recorded as of March 31, 2002 and December 31, 2001, respectively, to reflect the relative fair value assigned to the warrants and additional discount associated with a beneficial conversion feature. In addition, the Company has recorded an increase to contributed capital of $695 to reflect this discount and the associated tax effects. Previously recorded debt discount of $135 and $203 associated with this transaction has been reclassified by the Company from prepaid expenses and other current assets to debt discount within long-term debt as of March 31, 2002 and December 31, 2001, respectively. The amount of additional amortization expense associated with these warrants and beneficial conversion feature, which has been recorded within interest expense, for the three months ended March 31, 2002 is $174.

      In February 2002, the Company obtained an additional $500 of financing from HC and issued an additional 250,000 warrants in connection with this financing. The Company has determined that an additional $43 of debt discount should have been recorded as of March 31, 2002 to reflect the relative fair value assigned to the warrants and the beneficial conversion feature. In addition, the Company has recorded a reduction to contributed capital of $7 as of March 31, 2002 to reflect this discount and the associated tax effects. Previously recorded debt discount of $360 associated with this transaction has been reclassified by the Company from prepaid expenses and other current assets to debt discount within long-term debt as of March 31, 2002. The amount of additional amortization expense associated with these warrants and beneficial conversion feature, which has been recorded within interest expense, for the three months ended March 31, 2002 is $27.

      The net impact of the restatement has increased the accumulated deficit by $2,972 as of December 31, 2001.

      As a result of the foregoing, the interim condensed consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and March 31, 2001 have been restated from the amounts previously reported to reflect additional interest expense, additional debt discount, and the impact on contributed capital and accumulated deficit. A summary of the significant effects of the restatement is as follows:

For the three months ended:                                           March 31, 2002                      March 31, 2001
                                                              -----------------------------        ---------------------------
                                                                  As                                   As
                                                              Previously             As            Previously            As
                                                               Reported           Restated          Reported          Restated
                                                              -----------         ---------        ----------         --------
Interest expense                                                 $   498           $   732           $   521          $   554
Net (loss) income                                                   (480)             (714)           10,624           10,591
Net (loss) income applicable to common shares                       (525)             (759)           10,624           10,591

Basic and diluted (loss) earnings per common share:
Basic (loss) earnings per common share                           $  (.04)          $  (.05)          $   .77          $   .77
Diluted (loss) earnings per common share                         $  (.04)          $  (.05)          $   .58          $   .58


As of:                                                                March 31, 2002                    December 31, 2001
                                                              -----------------------------        ---------------------------
                                                                  As                                   As
                                                              Previously             As            Previously            As
                                                               Reported           Restated          Reported          Restated
                                                              -----------         ---------        ----------         --------
Prepaid expenses and other current assets                       $  1,912          $  1,417          $  1,831         $  1,628
Total assets                                                      46,676            45,755            45,003           44,452
Long-term debt, net of original issue discount                     7,984             6,640            17,064           15,849
Contributed capital                                                4,612             8,241             4,094            7,730
Accumulated deficit                                              (90,189)          (93,395)          (89,664)         (92,636)
Total stockholders' equity                                        10,391            10,814             7,898            8,562


(3) Significant Accounting Policies

      Basis of Presentation

      The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

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

      Consolidation Policy

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.


(4) Deferred Income Taxes

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


(5) Long-term Debt

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

      Related Party Debt

      On January 18, 2002, Evan Herrick, son of Norton Herrick, the Company's Chairman, and brother of Michael Herrick, Chief Executive Officer and a director and Howard Herrick, an executive vice president and a director, exchanged $2,500 principal amount of a $3,000 principal amount convertible note of MediaBay, Inc. (the "Note") in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2,500. The Preferred Share dividend rate of 9% ($9.00 per share) is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

      On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by MediaBay's chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003 (the "2002 Note"). The 2002 Note was issued in consideration of a $500 loan made to the Company by Huntingdon. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, the Company granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $.56 per share. The warrants are exercisable until May 14, 2011. The Company has determined the total debt discount relating to the issuance of the warrants and the beneficial conversion feature of the February Note to be $431. The amount amortized to interest expense as of March 31, 2002 was $27.

(6) Stockholders' Equity and Stock Options and Warrants

      Stock Options and Warrants

      In addition to the 250,000 warrants described in Note 5 above, during the three months ended March 31, 2002, the Company granted plan and non-plan options and warrants to purchase a total of 307,500 shares of the Company's common stock to consultants and Board members. The fair value of $133, computed using accepted option-pricing model, has been included in prepaid expenses and contributed capital and is being amortized to expense over their respective service periods. The options and warrants vest on various dates and have exercise periods from three to five years from date of vesting. Exercise prices range from $1.00 to $5.00 per share. During the three months ended March 31, 2002, non-plan options to purchase 75,000 shares of the Company's common stock were cancelled and warrants to purchase 100,000 shares of the Company's common stock expired.

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


(7) Net (Loss) Earnings Per Share of Common Stock

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

(8) Asset Acquisition

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

                Other assets                             $    5
                Net Inventory                                60
                Royalty Advances (The Shadow)                10
                Goodwill                                  1,230
                                                         ------
                Total                                    $1,305
                                                         ======

(9) Supplemental Cash Flow Information

      Cash paid for interest expense was $162 and $131 for the three months ended March 31, 2002 and 2001, respectively.

      In the first quarter of 2002, the Company issued 13,736 shares of the Company's common stock to consultants under a consulting agreement. The shares have been valued at $25 and are being amortized to expense over the period of benefit.


 (10) Segment Reporting

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

Segment Reporting
Three Months Ended March 31, 2002

                                                                                                              Inter-
                                                      Corporate        ABC          RSI        Mbay.com       segment        Total
                                                       --------      --------     --------     --------       -------      --------
Sales, net of returns, discounts and allowances        $     --      $  7,921     $  1,532     $     50       $   (23)     $  9,480
Operating profit (loss)                                  (1,013)        1,052           95         (116)           --            18
Depreciation and amortization                               437            31           30           --            --           498
Interest expense                                            724            --            8           --            --           732
Dividends on Preferred Stock                                 45            --           --           --            --            45
Net (loss) income applicable to common shares            (1,782)        1,052           87         (116)           --          (759)
Total assets                                                 --        31,661       14,169            1           (76)       45,755
Acquisition of fixed assets                                  --            70            7           --            --            77

Three Months Ended March 31, 2001
                                                                                                               Inter-
                                                        Corporate        ABC          RSI       Mbay.com       segment       Total
                                                         --------      -------      -------     --------       -------     --------
Sales, net of returns, discounts and allowances                        $ 7,788      $ 1,737     $    147       $  (71)     $  9,601
Operating profit (loss)                                    (1,629)         782         (420)        (606)           18       (1,855)
Depreciation and amortization                               1,311           33           42          106            --        1,492
Interest expense                                              550           --            4           --            --          554
Benefit for income taxes                                       --        9,835        3,165           --                     13,000
Net (loss) income applicable to common shares              (2,179)      10,618       2,739         (606)           19       10,591

Total assets                                                2,000       37,156       20,201        1,354          (143)      60,568
Acquisition of fixed assets                                    --            4            9           10            --           23

(11) Goodwill and Other Intangibles

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests and are written down, with a resulting charge to operations, only in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than their fair value.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis:

                                                              For Three Months Ended March 31,
                                                                    2002            2001
                                                                 ----------      ----------
Net (loss) income:
Reported net (loss) income applicable to common shares           $     (759)     $   10,591
Goodwill amortization                                                    --             127
                                                                 ----------      ----------
Adjusted net (loss) income                                       $     (759)     $   10,718
                                                                 ==========      ==========

Basic (loss) earnings per common share:
Reported basic net (loss) earnings per common share              $     (.05)     $      .77
Goodwill amortization                                                    --             .01
                                                                 ----------      ----------
Adjusted basic (loss) earnings per common share                  $     (.05)     $      .78
                                                                 ==========      ==========

Diluted (loss) earnings per common share:
Reported diluted net (loss) earnings per common share            $     (.05)     $      .58
Goodwill amortization                                                    --             .01
                                                                 ----------      ----------
Adjusted diluted (loss) earnings per common share                $     (.05)     $      .59
                                                                 ==========      ==========

      SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. The Company is currently in the process of evaluating whether its goodwill is impaired as of January 1, 2002. Any transitional impairment loss resulting from the adoption of SFAS 142 will be recognized as a cumulative effect of a change in accounting principle in the Company's statements of operations as of January 1, 2002. Any impairment losses incurred after the initial application of this standard will be reported in operating results. Subsequent impairment tests will be performed in the fourth quarter of each year in connection with the annual budgeting and planning process. The Company has allocated total goodwill, net of accumulated amortization of $1,518, of $9,879 to the Company's Radio Spirits division.

      The company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $436 for the three months ended March 31, 2002. The following table presents the Company's estimate of amortization expenses for all of 2002, and for each of the succeeding years:

For the years ending December 31,
2002                           $ 1,079
2003                           $   436
2004                           $   338
2005                           $   329

The following table presents details of Other Intangibles at March 31, 2002 and December 31, 2001:

                                                  March 31, 2002                                   December 31, 2001
                                      ----------------------------------------           ---------------------------------------
                                                   Accumulated                                        Accumulated
                                       Cost        Amortization           Net             Cost        Amortization           Net
                                      ------       ------------         ------           ------       ------------         ------
Mailing Agreements                    $2,892           $1,481           $1,411           $2,892           $1,362           $1,530
Customer Lists                         4,380            4,125              255            4,380            3,818              562
Non-Compete Agreements                   200              120               80              200              110               90
Other                                    115               --              115              110               --              110
                                      ------           ------           ------           ------           ------           ------
Total Other Intangibles               $7,587           $5,726           $1,861           $7,582           $5,290           $2,292
                                      ======           ======           ======           ======           ======           ======

(12) Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 at the beginning of January 1, 2003. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position, results of operations, or cash flows.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows.


(13) Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Forward-looking Statements

      Certain statements in this Form 10-Q/A constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, without limitation, our history of losses, our ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, pay our trade creditors and collect receivables and successfully implement our acquisition strategy, dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


Restatement

      As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its financial statements for the three month periods ended March 31, 2002 and 2001, and the balance sheet as of March 31, 2002 and December 31, 2001. The Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.


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


Results of Operations

      Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Sales, net of returns, discounts and allowance for the three months ended March 31, 2002 were $9,480, a decrease of $121 or 1.3%. as compared to $9,601 for the three months ended March 31, 2001. The decrease in sales was primarily attributable to the timing of wholesale orders at Radio Spirits.

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

      Net interest expense for the three months ended March 31, 2002 was $732 as compared to $554 for the three months ended March 31, 2001. The increase in interest expenses is principally due to additional charges of $234 for the three months ended March 31, 2002, as compared to $33 for the three months ended March 31, 2001, for amortization of debt discount related to warrants and beneficial conversion features related to our financings.

      The net loss before income taxes for the three months ended March 31, 2002 decreased $1,695 to $714, as compared to a net loss of $2,409 for the three months ended March 31, 2001.

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

      Primarily due to the reduction in the valuation allowance for deferred tax assets in 2001, we had net income of $10,591, or $.58 per diluted share for the three months ended March 31, 2001, as compared to a net loss of $759, or $.05 per diluted share, for the three months ended March 31, 2002.


Liquidity and Capital Resources

      Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives have generated cash from operating activities in the last three quarters, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses. Management believes that additional sources of capital are available if required.

      For the three months ended March 31, 2002, our cash decreased by $41, as we had net cash provided by operating activities and financing activities of $215 and $200, respectively and used net cash of $456 for investing activities. Net cash provided by operating activities principally consisted of depreciation and amortization expenses of $498, amortization of deferred financing costs and original issue discount of $377, decreases in accounts receivable and prepaid expenses of $567 and $293, respectively, increases in accounts payable and accrued expenses of $555 partially offset by the net loss of $759 and a net increase in deferred member acquisition costs of $1,353.

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

      Net cash used in investing activities consists of acquisitions of fixed assets, principally computer equipment, and the acquisition by RSI, our wholly owned subsidiary of inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. We made payments, including costs, of $379. Additional payments of nine monthly installments of $74 commence on June 15, 2002. Other costs related to the asset purchase are estimated at approximately $305.

      On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by our chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003. For a further description of this transaction, see Note 5 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q/A.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 beginning January 1, 2003. The Company has not determined the impact, if any, the adoption of this statement will have on our financial position, results of operations, or cash flows.

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


      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows.


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

Item 3: Quantitative and Qualitative Disclosures of Market Risk

      The Company is exposed to market risk for the impact of interest rate changes. As a matter of policy the Company does not enter into derivative transactions for hedging, trading or speculative purposes.

      The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of March 31, 2002, net of original issue discount of $1,344, of $15,687 of which interest on $8,880 principal amount of this debt is payable at the prime rate plus 2%. If the prime rate were to increase our interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows, or earnings for the three months ended March 31, 2002. All of our other debt is at fixed rates of interest.


                           Part II - Other Information

Item 2: Changes in Securities and Use of Proceeds (Dollars in thousands, except per share date)

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

Item 6: Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            99.1 Certification of Hakan Lindskog, Chief Executive Officer of MediaBay, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MediaBay, Inc.


Dated:   April 25, 2003             By:       /s/ Hakan Lindskog
                                              ----------------------------------
                                              Hakan Lindskog
                                              Chief Executive Officer
                                              and President


Dated    April 25, 2003             By:       /s/ John F. Levy
                                              ----------------------------------
                                              John F. Levy
                                              Chief Financial Officer
                                              (principal accounting and
                                              financial officer)

                  Certification of Principal Executive Officer

I, Hakan Lindskog, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of MediaBay, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: April 25, 2003

                                                       /s/ Hakan Lindskog
                                                       -----------------------
                                                       Hakan Lindskog
                                                       Chief Executive Officer

                                 MediaBay, Inc.

                  Certification of Principal Financial Officer

I, John F. Levy, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of MediaBay, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: April 25, 2003

                                                       /s/ John F. Levy
                                                       -----------------------
                                                       John F. Levy
                                                       Chief Financial Officer