Form 10-Q/A
period 2002-06-30
MEDIABAY INC
filed 2003-04-25
CIK 1040973

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

Explanatory Note

      This Amendment No. 1 to MediaBay, Inc.'s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2002 includes unaudited restated condensed consolidated financial statements at June 30, 2002 and December 31, 2001 and for the three months and six months ended June 30, 2002 and June 30, 2001. The Company is restating its previously issued condensed consolidated financial statements to correct errors in the accounting treatment relating to previously disclosed financing transactions as described in Note 2 (Restatement) to the Notes to the Financial Statements.

      This Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of
Part II of the original Form 10-Q only for the effects of the restatement, and no other information included in the original Form 10-Q is amended hereby.

      The Company did not amend its Annual Reports on Form 10K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended on or prior to December 31, 2001, and the financial statements and related financial information contained in such reports should no longer be relied upon.

                                 MEDIABAY, INC.

                           Quarter ended June 30, 2002
                                   Form 10-Q/A
                                      Index

                                                                            Page
                                                                            ----

PART I:    Financial Information

Item 1:    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets at June 30, 2002
           and December 31, 2001, as restated (unaudited)                      4

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, as restated
           (unaudited)                                                         5

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2002 and 2001, as restated (unaudited)        6

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                         7

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3:    Quantitative and Qualitative Disclosures of Market Risk            22

Part II: Other Information

Item 2:    Changes in Securities and Use of Proceeds                          23

Item 6:    Exhibits and Reports on Form 8-K                                   23

           Signatures                                                         24

           Certification of Principal Executive Officer                       25

           Certification of Principal Financial Officer                       26

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                                 MEDIABAY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            June 30, 2002   December 31, 2001
                                                                                            -------------   -----------------
                                                                                            (As restated,     (As restated,
                                                                                             see Note 2)       see Note 2)
                                     Assets

Current assets:
     Cash and cash equivalents                                                                 $    243         $     64
     Accounts receivable, net of allowances for sales returns and doubtful accounts of
       $4,346 and $4,539 at June 30, 2002 and December 31, 2001, respectively                     5,384            4,798
     Inventory                                                                                    4,492            4,061
     Prepaid expenses and other current assets                                                    1,075            1,628
     Royalty advances                                                                             1,009              773
                                                                                               --------         --------
          Total current assets                                                                   12,203           11,324
Fixed assets, net of accumulated depreciation of $568 and $450 at June 30, 2002 and
     December 31, 2001, respectively                                                                434              467
Deferred member acquisition costs                                                                 6,899            4,868
Deferred income taxes                                                                            16,774           16,852
Other intangibles, net                                                                            1,476            2,292
Goodwill                                                                                          9,879            8,649
                                                                                               --------         --------
                                                                                               $ 47,665         $ 44,452
                                                                                               ========         ========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                     $ 14,780         $ 13,891
     Current portion - long-term debt                                                             9,873            1,600
                                                                                               --------         --------
          Total current liabilities                                                              24,653           15,491
                                                                                               --------         --------
Long-term debt and related accrued interest, net of original issue discount of $989 and
$1,215 at June 30, 2002 and December 31, 2001, respectively                                       6,072           15,849
                                                                                               --------         --------
Common stock subject to contingent put rights                                                     4,550            4,550
                                                                                               --------         --------
Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares and no shares
    issued and outstanding at June 30, 2002 and December 31, 2001, respectively                   2,500               --
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding
    14,150,852 at June 30, 2002 and 13,861,866 at December 31, 2001, respectively                94,723           93,468
Contributed capital                                                                               8,223            7,730
Accumulated deficit                                                                             (93,056)         (92,636)
                                                                                               --------         --------
           Total stockholders' equity                                                            12,390            8,562
                                                                                               --------         --------
                                                                                               $ 47,665         $ 44,452
                                                                                               ========         ========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                         Three months ended                 Six months ended
                                                                              June 30,                          June 30,
                                                                              --------                          --------
                                                                        2002            2001             2002             2001
                                                                     -----------     -----------      -----------      -----------
                                                                         (As             (As             (As              (As
                                                                      restated,       restated,        restated,        restated,
                                                                     see Note 2)     see Note 2)      see Note 2)      see Note 2)
Sales, net of returns, discounts and allowances of $4,160 and          $11,977        $ 10,915         $ 21,457         $ 20,516
     $3,088, and $6,291 and $6,397 for the three and six months ended June 30, 2002 and 2001, respectively
Cost of sales                                                            5,194           5,455            9,483            9,271
                                                                       -------        --------         --------         --------
     Gross profit                                                        6,783           5,460           11,974           11,245
Expenses:
     Advertising and promotion                                           2,588           2,698            4,776            5,884
     General and administrative                                          2,547           2,760            5,033            5,722
     Depreciation and amortization                                         448           1,487              945            2,979
                                                                       -------        --------         --------         --------
         Operating profit (loss)                                         1,200          (1,485)           1,220           (3,340)
Interest expense                                                           805             666            1,538            1,220
                                                                       -------        --------         --------         --------
         Income (loss) before income taxes                                 395          (2,151)            (318)          (4,560)
Benefit for income taxes                                                    --              --               --           13,000
                                                                       -------        --------         --------         --------
         Net income (loss)                                                 395          (2,151)            (318)           8,440
Dividends on preferred stock                                                57              --              102               --
                                                                       =======        ========         ========         ========
         Net income (loss) applicable to common shares                 $   338        $ (2,151)        $   (420)        $  8,440
                                                                       =======        ========         ========         ========

Basic and diluted earnings (loss) per share common share:
         Basic earnings (loss) per common share                        $   .02        $   (.16)        $   (.03)        $    .61
                                                                       =======        ========         ========         ========
         Diluted earnings (loss) per common share                      $   .02        $   (.16)        $   (.03)        $    .42
                                                                       =======        ========         ========         ========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Six months ended June 30,
                                                                                     2002             2001
                                                                                 -------------    -------------
                                                                                 (As restated,    (As restated,
                                                                                  see Note 2)      see Note 2)
Cash flows from operating activities:
    Net (loss) income applicable to common shares                                   $  (420)        $  8,440
    Adjustments to reconcile net (loss) income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                   945            2,979
        Amortization of deferred member acquisition costs                             2,617            4,009
        Amortization of deferred financing costs and original issue discount            820              316
        Deferred income tax benefit                                                      --          (13,000)
        Changes in asset and liability accounts, net of asset acquisition:
           (Increase) decrease in accounts receivable, net                             (586)             971
           Increase in inventory                                                       (371)            (318)
           Decrease in prepaid expenses                                                 617              162
           Increase in royalty advances                                                (226)            (270)
           Increase in deferred member acquisition costs                             (4,647)          (2,034)
           Increase (decrease) in accounts payable and accrued expenses               2,007           (3,788)
                                                                                    -------         --------
                  Net cash provided by (used in) operating activities                   756           (2,533)
                                                                                    -------         --------
Cash flows from investing activities:
        Acquisition of fixed assets                                                     (91)             (59)
        Assets acquired, net of cash                                                   (379)              --
                                                                                    -------         --------
                  Net cash used in investing activities                                (470)             (59)
                                                                                    -------         --------
Cash flows from financing activities:
        Proceeds from exercise of stock options and warrants                            212               --
        Net proceeds from issuance of long-term debt                                    500            2,800
        Payment of long-term debt                                                      (774)              --
        Increase in deferred financing costs                                            (45)            (429)
                                                                                    -------         --------
                  Net cash (used in) provided by financing activities                  (107)           2,371
                                                                                    -------         --------
Net increase (decrease) in cash and cash equivalents                                    179             (221)
Cash and cash equivalents at beginning of period                                         64              498
                                                                                    -------         --------
Cash and cash equivalents at end of period                                          $   243         $    277
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

(2) Restatement

      Subsequent to the issuance of its consolidated financial statements for the three and six month periods ended June 30, 2002, the Company's management determined that amounts previously reported did not reflect fully the impact of certain previously disclosed financing transactions undertaken by the Company from 1998 through 2001. The following discussion outlines the impact of the restatement with respect to these transactions on the unaudited quarterly results for the three and six months ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001.

      In December 1998, the Company obtained $15,000 of bridge financing from its chairman, Norton Herrick ("NH"), and in connection with this financing issued 500,000 warrants. The Company has determined that $1,905 of debt discount, with a corresponding increase in contributed capital, should have been recorded to reflect the relative fair value assigned to the warrants. The amount of amortization expense not previously recorded by the Company associated with these warrants, which has been recorded within interest expense, for the three months ended June 30, 2002 and 2001 is $33, and for the six months ended June 30, 2002 and 2001 is $65. The remaining unamortized debt discount as of the end of June 30, 2002 and December 31, 2001 is $327 and $393, respectively.

      At various dates throughout 1999 and 2000, NH sold $12,016 of his original $15,000 note to third party investors. Portions of the notes sold were subsequently converted into common stock. The Company has recorded a reduction to contributed capital in the amount of $797 to reflect the reclassification of a portion of this debt discount to contributed capital. In addition, under a December 31, 1998 letter agreement the Company agreed to issue up to 350,000 additional warrants to NH in the event the Company was unable to obtain alternative financing to replace the $15,000 note by September 30, 1999. As a result, the Company issued warrants to NH at various times throughout 1999 and 2000 with an exercise price of $8.41 per share based upon a formula set out in the letter agreement. As the warrants are contingently issuable and reflect compensation to NH, the Company has recorded an increase to contributed capital of $1,027 to reflect the intrinsic value associated with these warrants.

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

      In May 2001, the Company obtained $3,300 of financing from Huntingdon Corporation ("HC"), a company wholly owned by NH, and in connection with this financing issued 1,650,000 warrants. The Company has determined that an additional debt discount of $272 and $619 should have been recorded as of June 30, 2002 and December 31, 2001, respectively, to reflect the relative fair value assigned to the warrants and additional discount associated with a beneficial conversion feature. In addition, the Company has recorded an increase to contributed capital of $695 to reflect this discount and the associated tax effects. Previously recorded debt discount of $68 and $203 associated with this transaction has been reclassified by the Company from prepaid expenses and other current assets to debt discount within long-term debt as of June 30, 2002 and December 31, 2001, respectively. The amount of additional amortization expense associated with these warrants and beneficial conversion feature, which has been recorded within interest expense, for the three months ended June 30, 2002 and 2001 is $174 and $75, respectively, and for the six months ended June 30, 2002 and 2001 is $348 and $76, respectively.

      In February 2002, the Company obtained an additional $500 of financing from HC and issued an additional 250,000 warrants in connection with this financing. The Company has determined that an additional $35 of debt discount should have been recorded as of June 30, 2002 to reflect the relative fair value assigned to the warrants and the beneficial conversion feature. In addition, the Company has recorded a reduction to contributed capital of $7 as of June 30, 2002 to reflect this discount and the associated tax effects. Previously recorded debt discount of $287 associated with this transaction has been reclassified by the Company from prepaid expenses and other current assets to debt discount within long-term debt as of June 30, 2002. The amount of amortization expense associated with these warrants and beneficial conversion feature, which has been recorded within interest expense, for the three and six months ended June 30, 2002 is $8 and $36, respectively.

      The net impact of the restatement has increased accumulated deficit by $2,972 as of December 31, 2001.

      As a result of the foregoing, the interim condensed consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 have been restated from the amounts previously reported to reflect additional interest expense, additional debt discount, and the impact on contributed capital and accumulated deficit. A summary of the significant effects of the restatement is as follows:

For the three months ended:                                     June 30, 2002                     June 30, 2001
                                                          --------------------------        --------------------------
                                                              As                                As
                                                          Previously           As           Previously           As
                                                           Reported         Restated         Reported         Restated
                                                          --------------------------        ----------        --------
Interest expense                                           $    590         $    805         $    558         $    666
Net income (loss)                                               610              395           (2,043)          (2,151)
Net income (loss) applicable to common shares                   553              338           (2,043)          (2,151)

Basic and diluted earnings (loss) per common share:
Basic earnings per (loss)common share                      $    .04         $    .02         $   (.15)        $   (.16)
Diluted earnings (loss) per common share                   $    .03         $    .02         $   (.15)        $   (.16)

For the six months ended:                                       June 30, 2002                     June 30, 2001
                                                          --------------------------        --------------------------
                                                              As                                As
                                                          Previously           As           Previously           As
                                                           Reported         Restated         Reported         Restated
                                                          ----------        --------        ----------        --------
Interest expense                                           $  1,089         $  1,538         $  1,079         $  1,220
Net income (loss)                                               131             (318)           8,581            8,440
Net  income (loss) applicable to common shares                   29             (420)           8,581            8,440

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share                     $    .00         $   (.03)        $    .62         $    .61
Diluted earnings (loss) per common share                   $    .00         $   (.03)        $    .43         $    .42

As of:                                                          June 30, 2002                    December 31, 2001
                                                          --------------------------        --------------------------
                                                              As                                As
                                                          Previously           As           Previously           As
                                                           Reported         Restated         Reported         Restated
                                                          ----------        --------        ----------        --------
Prepaid expenses and other current assets                  $  1,430         $  1,075         $  1,831         $  1,628
Total assets                                                 48,446           47,665           45,003           44,452
Long-term debt, net of original issue discount                7,061            6,072           17,064           15,849
Contributed capital                                           4,594            8,223            4,094            7,730
Accumulated deficit                                         (89,635)         (93,056)         (89,664)         (92,636)
Total stockholders' equity                                   12,182           12,390            7,898            8,562

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

      Subordinated Debt

      During the three months ended June 30, 2002, an unrelated third party holder of the Company's subordinated debt converted principal amount of $1,000 into 200,000 shares of the Company's common stock. At June 30, 2002, the principal amount of subordinated debt held by the unrelated third party was $3,200. The Company reflected the non-cash impact of the conversion through a reduction in outstanding long-term debt and the issuance of common stock in its second quarter 2002 results.

      Related Party Debt

      On January 18, 2002, Evan Herrick, the son of Norton Herrick, the Company's chairman, and the brother of Michael Herrick, Chief Executive Officer and a director and Howard Herrick, an executive vice president and a director, exchanged the $2,500 principal amount of a $3,000 principal amount convertible note of MediaBay, Inc. (the "Note") in exchange for 25,000 shares of Series A Preferred Stock of MediaBay (the "Preferred Shares"), having a liquidation preference of $2,500. The Preferred Share dividend rate of 9% is the same as the interest rate of the Note, and is payable in additional Preferred Shares, shares of common stock of MediaBay or cash, at the holder's option, provided that if the holder elects to receive payment in cash, the payment will accrue until MediaBay is permitted to make the payment under its existing credit facility. The conversion rate of the Preferred Shares is the same as the conversion rate of the Note. The Preferred Shares vote together with the Common Stock as a single class on all matters submitted to stockholders for a vote, and certain matters require the majority vote of the Preferred Shares. The holder of each of the Preferred Shares shall have a number of votes for each Preferred Share held multiplied by a fraction, the numerator of which is the liquidation preference and the denominator of which is $1.75.

      On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation ("Huntingdon"), a business wholly owned by MediaBay's chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003 (the "February Note"). The 2002 Note was issued in consideration of a $500 loan made to the Company by Huntingdon. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, the Company granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $.56 per share. The warrants are exercisable until May 14, 2011. The Company has determined the total debt discount relating to the issuance of the warrants and the beneficial conversion feature of the February Note to be $431. The amount amortized to interest expense for the three and six month periods ended June 30, 2002 are $81 and $108 respectively.

(6) Stockholders' Equity and Stock Options and Warrants

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

      Common and Preferred Stock

      During the six months ended June 30, 2002, the Company issued 19,986 shares of its common stock to consultants under consulting agreements. The shares have been valued at $50 and are being amortized to expense over the period of benefit. The Company also issued 25,000 shares of preferred stock with a liquidation value of $2,500 to a principal stockholder in exchange for a $2,500 principal amount convertible note as more fully described in Note 5 above.

      During the three months ended June 30, 2002, the Company issued 200,000 shares of common stock to an unrelated third party upon conversion of $1,000 principal amount of subordinated debt.

(7) Net Earnings (Loss) Per Share of Common Stock

      Basic earnings (loss) per share was computed using the weighted average number of common shares outstanding for the three and six months ended June 30, 2002 of 13,987,118 and 13,926,811, respectively and for the three and six months ended June 30, 2001 of 13,861,866.

      Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings (loss) per share for the three months ended June 30, 2002 were due to the inclusion of 3,232,627 common equivalent shares, as calculated under the treasury stock method and 15,708,000 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income was $280 for the three months ended June 30, 2002. For the six months ended June 30, 2002, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 2,466,075 common equivalent shares, as calculated under the treasury stock method and 15,627,000 common equivalent shares relating to convertible debt and preferred stock calculated under the "if-converted method." Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net loss were $571 for the six months ended June 30, 2002 due to their anti-dilutive effect.

      Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings (loss) per share for the six months ended June 30, 2001 were due to the inclusion of 165,000 common equivalent shares, as calculated under the treasury stock method, and 7,018,000 common equivalent shares relating to convertible subordinated debt calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net income was $475 for the six months ended June 30, 2001.

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

(10) Segment Reporting

      For 2002 and 2001, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs; and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the three and six months ended June 30, 2002 and 2001 from its newest subsidiary RadioClassics, which is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

Segment Reporting
Three Months Ended June 30, 2002

                                                                                             Inter-
                                                 Corporate     ABC        RSI      Mbay.com  segment     Total
                                                 ---------     ---        ---      --------  -------     -----
Sales, net of returns, discounts and allowances   $    --    $ 9,208   $  2,775    $    57    $ (63)   $ 11,977
Operating (loss) profit                            (1,104)     1,784        597       (115)      38       1,200
Depreciation and amortization                         385         33         30         --       --         448
Interest expense                                      768         --         37         --       --         805
Dividends on preferred stock                           57         --         --         --       --          57
Net income (loss) applicable to common shares      (1,929)     1,784        560       (115)      38         338
Total assets                                           --     29,171     18,557          2      (65)     47,665
Acquisition of fixed assets                            --          3         11         --       --          14

Three Months Ended June 30, 2001

                                                                                             Inter-
                                                 Corporate     ABC        RSI      Mbay.com  segment     Total
                                                 ---------     ---        ---      --------  -------     -----
Sales, net of returns, discounts and allowances   $    --    $ 8,069   $  2,865    $    56    ($ 75)   $ 10,915
Operating (loss) profit                            (1,840)       510        209       (373)       9      (1,485)
Depreciation and amortization                       1,311         33         43        100       --       1,487
Interest expense                                      663         --          3         --       --         666
Net income (loss) applicable to common shares      (2,503)       510        206       (373)       9      (2,151)
Total assets                                        2,000     33,609     20,582      1,043      (73)     57,161
Acquisition of fixed assets                            --          4         27          5       --          36

Six Months Ended June 30, 2002

                                                                                             Inter-
                                                 Corporate     ABC        RSI      Mbay.com  segment     Total
                                                 ---------     ---        ---      --------  -------     -----
Sales, net of returns, discounts and allowances   $    --    $17,129   $  4,307    $   107    $ (86)     21,457
Operating (loss) profit                            (2,116)     2,837        692       (231)      38       1,220
Depreciation and amortization                         821         64         60         --       --         945
Interest expense                                    1,493         --         45         --       --       1,538
Dividends on preferred stock                          102         --         --         --       --         102
Net income (loss) applicable to common shares      (3,711)     2,837        647       (231)      38        (420)
Total assets                                           --     29,171     18,557          2      (65)     47,665
Acquisition of fixed assets                            --         73         18         --       --          91

Six Months Ended June 30, 2001

                                                                                             Inter-
                                                 Corporate     ABC        RSI      Mbay.com  segment     Total
                                                 ---------     ---        ---      --------  -------     -----
Sales, net of returns, discounts and allowances   $    --    $15,857   $  4,602    $   203    ($146)   $ 20,516
Operating (loss) profit                            (3,469)     1,292       (213)      (979)      29      (3,340)
Depreciation and amortization                       2,622         66         85        206       --       2,979
Interest expense                                    1,213         --          7         --       --       1,220
Benefit for Income Taxes                               --      9,835      3,165         --       --      13,000
Net income (loss) applicable to common shares       8,318      1,293       (220)      (979)      28       8,440
Total assets                                        2,000     33,609     20,582      1,043      (73)     57,161
Acquisition of fixed assets                            --          8         36         15       --          59

(11) Goodwill and Other Intangible

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

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis:

                                                            For Three Months          For Six Months
                                                             Ended June 30,           Ended June 30,
                                                            2002        2001         2002         2001
                                                         ---------   ---------    ---------    ---------
Net income (loss):
Reported net income (loss) applicable to common shares   $     338   $  (2,151)   $    (420)   $   8,440
Goodwill amortization                                           --         127           --          254
                                                         ---------   ---------    ---------    ---------
Adjusted net income (loss)                               $     338   $  (2,024)   $    (420)   $   8,694
                                                         =========   =========    =========    =========

Basic earnings (loss) per common share:
Reported basic net earnings (loss) per common share      $     .02   $    (.16)   $    (.03)   $     .61
Goodwill amortization                                           --         .01           --          .02
                                                         ---------   ---------    ---------    ---------
Adjusted basic earnings (loss) per common share          $     .02   $    (.15)   $    (.03)   $     .63
                                                         =========   =========    =========    =========
Diluted earnings (loss) per common share:
Reported diluted net earnings (loss) per common share    $     .02   $    (.16)   $     .03    $     .42
Goodwill amortization                                           --         .01           --          .01
                                                         ---------   ---------    ---------    ---------
Adjusted diluted earnings (loss) per common share        $     .02   $    (.15)   $     .03    $     .43
                                                         =========   =========    =========    =========

      The Company completed its transitional impairment test which did not result in an impairment loss. Subsequent impairment tests will be performed in the fourth quarter of each year in connection with the annual budgeting and planning process. The Company has allocated total goodwill, net of accumulated amortization of $1,518, of $9,879 to the Company's Radio Spirits division.

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

For the years ending December 31,
2002                                              $1,079
2003                                              $  436
2004                                              $  338
2005                                              $  329

The following table presents details of Other Intangibles at June 30, 2002 and December 31, 2001:

                                     June 30, 2002                     December 31, 2001
                             ------------------------------      ------------------------------
                                      Accumulated                         Accumulated
                              Cost    Amortization    Net         Cost    Amortization     Net
                              ----    ------------    ---         ----    ------------     ---
Mailing Agreements           $2,892      $1,600      $1,292      $2,892      $1,362      $1,530
Customer Lists                4,380       4,380          --       4,380       3,818         562
Non-Compete Agreements          200         131          69         200         110          90
Other                           115          --         115         110          --         110
                             ------      ------      ------      ------      ------      ------
Total Other Intangibles      $7,587      $6,111      $1,476      $7,582      $5,290      $2,292
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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows. This statement is effective for the Company beginning with its first fiscal quarter for the three months ended March 31, 2003, and will require the reclassification of gains and losses previously recorded on an extraordinary item to be recorded as a component of income from continuing operations.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

(13) Subsequent Events

      In July 2002, the Company obtained an "Exclusive Field of Use License" ("License") to U.S. Patent No. 4,528,643 known as the "Freeny Patent", entitled "System for Reproducing Information in Material Objects at a Point of Sale Location", and corresponding Canadian, UK and European patents in the spoken audio, E-book and print-on-demand markets from E-Data Corporation ("E-Data"). The license also enables the Company, in certain instances, to pursue infringers of the Freeny Patent in related fields, including the music download market.

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

      Subsequent to June 30, 2002, in addition to the warrant issued to E-Data, discussed above, the Company issued five-year plan options to purchase 15,000 shares of the company's common stock to a consultant. These options have been valued at $14 using an accepted valuation method. The Company also cancelled plan options to purchase 11,000 shares of the Company's common stock.

      In August 2002, payment of $1,466 of interest on the notes due to Huntingdon of $2,500, $800 and $500 was extended to January 15, 2004.

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

Restatement

      As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its financial statements for the three and six month periods ended June 30, 2002 and 2001, and the balance sheet as of June 30, 2002 and December 31, 2001. The Management's Discussion and Analysis of Financial Conditions and Results of Operations gives effect to this restatement.

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

Results of Operations

      Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Sales, net of returns, discounts and allowances for the three months ended June 30, 2002 were $11,977 an increase of $1,062, or 9.7%, as compared to $10,915 for the three months ended June 30, 2001. The increase in sales is principally due to increased sales at our Audio Book Club due to an increase in membership and sales per member. These increases were partially offset by planned lower direct mail sales of our old time radio products as we focused on more profitable customers.

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

      Advertising and promotion expenses decreased $110 or 4.1% to $2,588 for the three months ended June 30, 2002 as compared to $2,698 in the prior comparable period. The decrease in reported advertising expense is principally due to lower advertising expenditures in 2001 and the write-down of deferred member acquisition costs in the third quarter of 2001, which resulted in lower amortization of new member acquisition costs in 2002 and thus lower reported advertising expense in 2002. We have attracted approximately 56.0% more new members in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

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

      Interest expense for the three months ended June 30, 2002 increased $139 to $805 as compared to $666 for the three months ended June 30, 2001. The increase is principally due to increased borrowings offset by a decrease in interest rates. Included in net interest expenses are additional charges of $215 and $108 for the three months ended June 30, 2002 and 2001, respectively for amortization of debt discount related to warrants and beneficial conversion features related to our financings. Preferred dividends for the three months ended June 30, 2002 were $57 on 25,000 shares of Series A Preferred Stock.

      Principally due to the lower costs enumerated above and decreased amortization of goodwill, the Company reported net income applicable to common shares of $338, or $.02 per diluted share of common stock, an improvement of $2,489, as compared to a net loss applicable to common shares for the three months ended June 30, 2002 of $2,151, or $.16 per diluted share for the three months ended June 30, 2001.

      Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Sales, net of returns, discounts and allowances for the six months ended June 30, 2002 were $21,457, an increase of $941, as compared to $20,516 for the six months ended June 30, 2001. The increase in sales is principally due to increase sales at our Audio Book Club due to an increase in membership and sales per member. These increases were partially offset by planned lower direct mail sales of our old time radio products as we focused on more profitable customers.

      Cost of sales for the six months ended June 30, 2002 increased $212, or 2.3%, to $9,483 from $9,271 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 44.2% from 45.2%. We revised the merchandising of products in our catalogs, to retail chains and on our web sites, to sell only those items, which contribute greater gross profit. As a result, gross profit as a percentage of net sales increased to 55.8% for the six months ended June 30, 2002 as compared to a gross profit as a percentage of net sales of 54.8% for the six months ended June 30, 2001. This increase in gross profit margin occurred despite up-front enrollment costs, included in cost of goods sold, associated with a high number of new members acquired in the first six months of 2002 as a result of successful direct marketing efforts at Audio Book Club. Principally due to improved margins on products, gross profit increased $729 to $11,974 for the six months ended June 30, 2002 as compared to $11,245 for the six months ended June 30, 2001.

      Advertising and promotion expenses decreased $1,108 or 18.8% to $4,776 for the six months ended June 30, 2002 as compared to $5,884 in the prior comparable period. The decrease is principally due to the timing and size of new member direct mail campaigns in both 2002 and 2001 and the write-down of deferred member acquisition costs in the third quarter of 2001 resulting in lower amortization of new member enrollment costs in 2002. In 2002, we made the strategic decision to aggressively grow our Audio Book Club membership by expanding our targeted direct mail campaigns and its Internet marketing efforts. We have attracted approximately 160,000 new members in the six months ended June 30, 2002 an increase of 60.0% over the new members attracted in the six months ended June 30, 2001 of 100,000.

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

      Net interest expense for the six months ended June 30, 2002 increased $318 to $1,538 as compared to $1,220 for the six months ended June 30, 2001. Included in net interest expenses are $449 and $141 for the six months ended June 30, 2002 and 2001, respectively for amortization of debt discount related to warrants and beneficial conversion features related to our financings. Included in net interest expenses are $215 and $108 for the three months ended June 30, 2002 and 2001, respectively for amortization of debt discount related to warrants and beneficial conversion features related to our financings. Preferred stock dividends of $102 for the six months ended June 30, 2002 were on 25,000 shares of Series A Preferred Stock.

      Principally due to increased net sales and the lower costs enumerated above and decreased amortization of goodwill, the loss before taxes for the six months ended June 30, 2002 decreased $4,242 to $ 318, as compared to a loss of $(4, 560) for the six months ended June 30, 2001.

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

      Primarily due to the reduction in the valuation allowance for deferred tax assets in 2001, we had net income applicable to common shares of $8,440, or $0.42 per diluted share for the six months ended June 30, 2001, as compared to a net loss of $420, or $.03 per diluted share, for the six months ended June 30, 2002.

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

      For the six months ended June 30, 2002, our cash increased by $179, as we had net cash provided by operating activities of $756 and net cash of $470 and $107 used in investing and financing activities, respectively. Net cash provided by operating activities principally consisted of our net loss of $420, increased by depreciation and amortization of intangibles and deferred financing costs and debt discount of $1,765, a decrease in prepaid expenses of $617 and an increase in accounts payable and accrued expense of $2,007. Net cash provided by operations was partially offset by increases in accounts receivable of $586, inventories of $371, royalty advances of $226 and a net increase in deferred member acquisition costs of $2,030.

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

      The Company received proceeds from the exercise of stock options and warrants in the amount of $212 in the second quarter of 2002. On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by our chairman, purchased a $500 principal amount convertible senior promissory note due June 30, 2003. For a further description of this transaction, see Note 5 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q /A.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows. This statement is effective for the Company beginning with its first fiscal quarter for the three months ended March 31, 2003, and will require the reclassification of gains and losses previously recorded on an extraordinary item to be recorded as a component of income from continuing operations.

      In July 2002, the FASB issued FAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

      The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of June 30, 2002, net of original issue discount of $989, of $15,945 of which interest on $8,480 principal amount of this debt is payable at the prime rate plus 2%. If the prime rate were to increase our interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows, or earnings for the three and six months ended June 30, 2002. All of our other debt is at fixed rates of interest.

                           Part II - Other Information

Item 2: Changes in Securities and Use of Proceeds (Dollars in thousands, except per share date)

      During the three months ended June 30, 2002, we granted warrants to purchase a total of 100,000 shares of our common stock to a consultant. The fair value of $36, computed using an accepted option-pricing model, has been included in prepaid expenses and contributed capital and is being amortized to expense over the period of service. The warrants vest over one year from grant date and have an exercise period of three year from the date of vesting. Exercise prices range from $4.00 to $7.00 per share. During the three months ended June 30, 2002, warrants to purchase 75,000 shares of our common stock were cancelled.

      During the three months ended June 30, 2002, the Company cancelled five-year plan options to purchase a total of 254,750 shares of the Company's common stock.

      During the three months ended June 30, 2002, we issued 6,250 shares of our common stock to consultants under consulting agreements and a total of 69,000 shares of common stock were issued as a result of the exercise of options and warrants in the second quarter of 2002, resulting in proceeds to us of $212.

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

                                           MediaBay, Inc.


Dated: April 25, 2003                  By: /s/ Hakan Lindskog
                                           -------------------------------------
                                           Hakan Lindskog
                                           Chief Executive Officer and President


Dated  April 25, 2003                  By: /s/ John F. Levy
                                           -------------------------------------
                                           John F. Levy
                                           Chief Financial Officer
                                           (principal accounting and financial
                                           officer)

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

Date: April 25, 2003


                                        /s/ Hakan Lindskog
                                        ----------------------------------------
                                        Hakan Lindskog
                                        Chief Executive Officer

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

Date: April 25, 2003


                                        /s/ John F. Levy
                                        ----------------------------------------
                                        John F. Levy
                                        Chief Financial Officer