Form 10-Q/A
period 2002-09-30
MEDIABAY INC
filed 2003-04-25
CIK 1040973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Explanatory Note

      This Amendment No. 1 to MediaBay, Inc.'s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2002 includes unaudited restated condensed consolidated financial statements at September 30, 2002 and December 31, 2001 and for the three months and nine months ended September 30, 2002 and September 30, 2001. The Company is restating its previously issued condensed consolidated financial statements to correct errors in the accounting treatment relating to previously disclosed financing transactions as described in Note 2 (Restatement) to the Notes to the Financial Statements.

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

                                 MEDIABAY, INC.

                        Quarter ended September 30, 2002
                                   Form 10-Q/A
                                      Index

                                                                            Page
                                                                            ----

PART I:    Financial Information

Item 1:    Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2002
           and December 31, 2001, as restated (unaudited)                      4

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2002 and 2001, as
           restated (unaudited)                                                5

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001, as restated
           (unaudited)                                                         6

           Notes to Condensed Consolidated Financial Statements (unaudited)    7

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18

Item 3:    Quantitative and Qualitative Disclosures of Market Risk            24

Item 4:    Controls and Procedures                                            24

Part II: Other Information

Item 2:    Changes in Securities and Use of Proceeds                          25

Item 6:    Exhibits and Reports on Form 8-K                                   25

           Signatures                                                         26

           Certification of Principal Executive Officer                       27

           Certification of Principal Financial Officer                       28

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                                 MEDIABAY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               September 30,     December 31,
                                                                                   2002              2001
                                                                               -------------     -------------
                                                                               (As restated,     (As restated,
                                                                                see Note 2)       see Note 2)
                                     Assets
Current assets:
     Cash and cash equivalents                                                    $     22         $     64
     Accounts receivable, net of allowances for sales returns and doubtful accounts of $4,331 and $4,539 at September 30, 2002 and December
        31, 2001, respectively                                                       6,834            4,798
     Inventory                                                                       5,502            4,061
     Prepaid expenses and other current assets                                       1,818            1,628
     Royalty advances                                                                  862              773
                                                                                  --------         --------
          Total current assets                                                      15,038           11,324
Fixed assets, net of accumulated depreciation of $630 and $450 at
     September 30, 2002 and December 31, 2001, respectively                            387              467
Deferred member acquisition costs                                                    7,617            4.868
Deferred income taxes                                                               16,774           16,852
Other intangibles, net                                                               1,347            2,292
Goodwill                                                                             9,879            8,649
                                                                                  --------         --------
                                                                                  $ 51,042         $ 44,452
                                                                                  ========         ========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                        $ 17,431         $ 13,891
     Current portion - long-term debt                                                2,470            1,600
                                                                                  --------         --------
          Total current liabilities                                                 19,901           15,491
                                                                                  --------         --------
Long-term debt, net of original issue discount of $587 and $1,215 at
September 30, 2002 and December 31, 2001, respectively                              14,510           15,849
                                                                                  --------         --------
Common stock subject to contingent put rights                                        4,550            4,550
                                                                                  --------         --------
Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares and no shares issued and outstanding at September 30, 2002 and
     December 31, 2001, respectively                                                 2,500               --
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 14,252,352 at September 30, 2002 and 13,861,866 at
     December 31, 2001, respectively                                                94,725           93,468
Contributed capital                                                                  8,099            7,730
Accumulated deficit                                                                (93,243)         (92,636)
                                                                                  --------         --------
          Total stockholders' equity                                                12,081            8,562
                                                                                  --------         --------
                                                                                  $ 51,042         $ 44,452
                                                                                  ========         ========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                         Three months ended                 Nine months ended
                                                                            September 30,                     September 30,
                                                                            -------------                     -------------
                                                                       2002             2001             2002             2001
                                                                   -------------    -------------    -------------    -------------
                                                                   (As restated,    (As restated,    (As restated,    (As restated,
                                                                    see Note 2)      see Note 2)      see Note 2)      see Note 2)
Sales, net of returns, discounts and allowances of $4,598 and
$2,634, and $10,889 and $9,031 for the three and nine months
ended September 30, 2002 and 2001, respectively                      $ 11,267         $  9,879         $ 32,724         $ 30,395
Cost of sales                                                           5,241            5,285           14,724           14,556
Cost of sales - write-downs                                                --            2,261               --            2,261
Advertising and promotion                                               2,633            3,158            7,409            9,042
Advertising and promotion - write-downs                                    --            3,971               --            3,971
General and administrative                                              2,499            2,814            7,532            8,536
Asset write-downs and strategic charges                                    --            7,044               --            7,044
Depreciation and amortization                                             191            1,486            1,136            4,465
                                                                     --------         --------         --------         --------
     Operating income (loss)                                              703          (16,140)           1,923          (19,480)
Interest expense                                                          833              815            2,371            2,036
                                                                     --------         --------         --------         --------
     Loss before income taxes                                            (130)         (16,955)            (448)         (21,516)
Benefit for income taxes                                                   --               --               --           13,000
                                                                     --------         --------         --------         --------
     Net loss                                                            (130)         (16,955)            (448)          (8,516)
Dividends on preferred stock                                               57               --              159               --
                                                                     --------         --------         --------         --------
     Net loss applicable to common shares                            $   (187)        $(16,955)        $   (607)        $ (8,516)
                                                                     ========         ========         ========         ========

Basic and diluted (loss) per share:
     Basic (loss) per common share                                   $   (.01)        $  (1.22)        $   (.04)        $   (.61)
                                                                     ========         ========         ========         ========
     Diluted (loss) per common share                                 $   (.01)        $  (1.22)        $   (.04)        $   (.61)
                                                                     ========         ========         ========         ========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                 2002             2001
                                                                             -------------    -------------
                                                                             (As restated,    (As restated,
                                                                              see Note 2)      see Note 2)
Cash flows from operating activities:
     Net loss applicable to common shares                                       $  (607)        $ (8,516)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                            1,136            4,465
         Amortization of deferred member acquisition costs                        4,011            6,105
         Non-current accrued interest and dividends                                 196               --
         Amortization of deferred financing costs and debt discount               1,268              664
         Deferred income tax benefit                                                 --          (13,000)
         Asset write-downs and strategic charges                                     --           13,276
         Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
             (Increase) decrease in accounts receivable, net                     (2,036)           1,216
             Increase in inventory                                               (1,381)             (90)
             (Increase) decrease in prepaid expenses                               (275)             105
             (Increase) decrease in royalty advances                                (78)             275
             Increase in deferred member acquisition costs                       (6,761)          (3,381)
             Increase (decrease) in accounts payable and accrued
             expenses                                                             4,766           (3,458)
                                                                                -------         --------
                     Net cash provided by (used in) operating activities            239           (2,339)
                                                                                -------         --------
Cash flows from investing activities:
         Acquisition of fixed assets                                               (106)            (147)
         Assets acquired, net of cash                                              (675)              --
         Acquisition of intangible assets                                            --             (110)
                                                                                -------         --------
                     Net cash used in investing activities                         (781)            (257)
                                                                                -------         --------
Cash flows from financing activities:
         Proceeds from exercise of stock options and warrants                       214               --
         Net proceeds from issuance of long-term debt                             1,500            2,800
         Payment of long-term debt                                               (1,150)            (100)
         Increase in deferred financing costs                                       (64)            (431)
                                                                                -------         --------
                     Net cash provided by financing activities                      500            2,269
                                                                                -------         --------
Net decrease in cash and cash equivalents                                           (42)            (327)
Cash and cash equivalents at beginning of period                                     64              498
                                                                                -------         --------
Cash and cash equivalents at end of period                                      $    22         $    171
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

(2) Restatement

      Subsequent to the issuance of its consolidated financial statements for the three and nine month periods ended September 30, 2002, the Company's management determined that amounts previously reported did not reflect fully the impact of certain previously disclosed financing transactions undertaken by the Company from 1998 through 2001. The following discussion outlines the impact of the restatement with respect to these transactions on the unaudited quarterly results for the three and nine months ended September 30, 2002 and 2001 and as of September 30, 2002 and December 31, 2001.

      In December 1998, the Company obtained $1,500 of bridge financing from its chairman, Norton Herrick ("NH"), and in connection with this financing issued 500,000 warrants. The Company has determined that $1,905 of debt discount, with a corresponding increase in contributed capital, should have been recorded to reflect the relative fair value assigned to the warrants. The amount of amortization expense not previously recorded by the Company associated with these warrants, which has been recorded within interest expense, for the three months ended September 30, 2002 and 2001 is $31 and $33, respectively, and for the nine months ended September 30, 2002 and 2001 is $96 and $98, respectively. The remaining unamortized debt discount as of September 30, 2002 and December 31, 2001 is $297 and $393, respectively.

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

      In June, the Company obtained a portion of the financing for the acquisition of Audiobooks Direct through a bridge loan from NH in the amount of $4,350 which was subsequently repaid in July 1999. In connection with this financing, the Company has recorded an increase to contributed capital of $1,405 to reflect the relative fair value associated with a beneficial conversion feature. In addition, the Company has recorded a reduction in contributed capital of $1,124 to reflect the repurchase of the intrinsic value associated with the beneficial conversion feature at the time the loan was repaid.

      In connection with this bridge loan, the Company agreed under a June 11, 1998 letter agreement between the Company and its Chairman to issue 125,000 warrants to NH if the $4,350 bridge loan was refinanced. The warrants were issued on September 30, 1999, following receipt of shareholder approval, and have an exercise price of $8.41 per share based upon a formula set out in the letter agreement. As the warrants are contingently issuable and reflect compensation to NH, the Company has recorded an increase to contributed capital of $378 to reflect the intrinsic value associated with these warrants.

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

      In May 2001, the Company obtained $3,300 of financing from Huntingdon Corporation ("HC"), a company wholly owned by NH, and in connection with this financing issued 1,650,000 warrants. The Company has determined that an additional debt discount of $98 and $619 should have been recorded as of September 30, 2002 and December 31, 2001, respectively, to reflect the relative fair value assigned to the warrants and additional discount associated with a beneficial conversion feature. In addition, the Company has recorded an increase to contributed capital of $695 to reflect this discount and the associated tax effects. Previously recorded debt discount of zero and $203 associated with this transaction has been reclassified by the Company from prepaid expenses and other current assets to debt discount within long-term debt as of September 30, 2002 and December 31, 2001, respectively. The amount of additional amortization expense associated with these warrants and beneficial conversion feature, which has been recorded within interest expense, for the three months ended September 30, 2002 and 2001 is $174, and for the nine months ended September 30, 2002 and 2001 is $522 and $250, respectively.

      In February 2002, the Company obtained an additional $500 of financing from HC and issued an additional 250,000 warrants in connection with this financing. The Company has determined that an additional $25 of debt discount should have been recorded as of September 30, 2002 to reflect the relative fair value assigned to the warrants and the beneficial conversion feature. In addition, the Company has recorded a reduction to contributed capital of $7 as of September 30, 2002 to reflect this discount and the associated tax effects. Previously recorded debt discount of $216 associated with this transaction has been reclassified by the Company from prepaid expenses and other current assets to debt discount within long-term debt as of September 30, 2002. The amount of additional amortization expense associated with these warrants and beneficial conversion feature, which has been recorded within interest expense, for the three and nine months ended September 30, 2002 is $9 and $45, respectively.

      An unaffiliated third party holder of the Company's subordinated debt converted $1,000 principal amount of the original $15,000 note issued in December 1998 into shares of common stock. To reflect the impact on debt discount of the note conversion as of September 30, 2002, the Company has recorded a reduction in debt discount and an increase in contributed capital for $49.

      The net impact of the restatement has increased accumulated deficit by $2,972 as of December 31, 2001.

      As a result of the foregoing, the interim condensed consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 have been restated from the amounts previously reported to reflect additional interest expense, additional debt discount, and the impact on contributed capital and accumulated deficit. A summary of the significant effects of the restatement is as follows:

For the three months ended:                                   September 30, 2002                September 30, 2001
                                                          --------------------------        --------------------------
                                                              As                                As
                                                          Previously           As           Previously           As
                                                           Reported         Restated         Reported         Restated
                                                          --------------------------        --------------------------
Interest expense                                           $    619         $    833         $    608         $    815
Net income (loss)                                                84             (130)         (16,748)         (16,955)
Net income (loss) applicable to common shares                    27             (187)         (16,748)         (16,955)

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share                     $    .00         $   (.01)        $  (1.21)        $  (1.22)
Diluted earnings (loss) per common share                   $    .00         $   (.01)        $  (1.21)        $  (1.22)

For the nine months ended:                                    September 30, 2002                September 30, 2001
                                                          --------------------------        --------------------------
                                                              As                                As
                                                          Previously           As           Previously           As
                                                           Reported         Restated         Reported         Restated
                                                          --------------------------        --------------------------
Interest expense                                           $  1,708         $  2,371         $  1,688         $  2,036
Net income (loss)                                               215             (448)          (8,168)          (8,516)
Net income (loss) applicable to common shares                    56             (607)          (8,168)          (8,516)

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share                     $    .00             (.04)        $   (.59)        $   (.61)
Diluted earnings (loss) per common share                   $    .00             (.04)        $   (.59)        $   (.61)

As of:                                                        September 30, 2002                September 30, 2001
                                                          --------------------------        --------------------------
                                                              As                                As
                                                          Previously           As           Previously           As
                                                           Reported         Restated         Reported         Restated
                                                          --------------------------        --------------------------
Prepaid expenses and other current assets                  $  2,034         $  1,818         $  1,831         $  1,628
Total assets                                                 51,684           51,042           45,003           44,452
Long-term debt, net of original issue discount               15,097           14,510           17,064           15,849
Contributed capital                                           4,519            8,099            4,094            7,730
Accumulated deficit                                         (89,608)         (93,243)         (89,664)         (92,636)
Total stockholders' equity                                   12,136           12,081            7,898            8,562

(3) Significant Accounting Policies

      Basis of Presentation

      The interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the interim unaudited financial statements include all material adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the entire year or any other interim period.

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

(5) Asset Acquisition

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
                                                                    ======

(6) Freeny Patent

      In July 2002, the Company agreed to obtain an "Exclusive Field of Use License" ("License") to U.S. Patent No. 4,528,643 known as the "Freeny Patent", entitled "System for Reproducing Information in Material Objects at a Point of Sale Location", and corresponding Canadian and European patents in the spoken audio, E-book and print-on-demand markets from E-Data Corporation ("E-Data"). The license also enables the Company, in certain instances, to pursue infringers of the Freeny Patent in related fields, including the music download market.

      As consideration for the License, the Company issued to E-Data 100,000 shares of its common stock and a warrant to purchase up to 50,000 shares of the Company's common stock at a price of $5.00 per share. The Company also received a warrant to purchase 50,000 shares of E-Data common stock with an exercise price of $.25. The transaction closed subsequent to September 30, 2002.

(7) Goodwill and Other Intangibles

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

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis:

                                                         For Three Months              For Nine Months
                                                       Ended September 30,           Ended September 30,
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
Net loss:
Reported net loss applicable to common shares       $     (187)    $  (16,955)    $     (607)    $   (8,516)
Goodwill amortization                                       --            128             --            382
                                                    ----------     ----------     ----------     ----------
Adjusted net loss applicable to common shares       $     (187)    $  (16,827)    $     (607)    $   (8,134)
                                                    ==========     ==========     ==========     ==========

Basic and diluted loss per common share:
Reported basic and diluted loss per common share    $     (.01)    $    (1.22)    $     (.04)    $     (.61)
Goodwill amortization                                       --            .01             --            .03
                                                    ----------     ----------     ----------     ----------
Adjusted basic and diluted loss per common share    $     (.01)    $    (1.21)    $     (.04)    $     (.58)
                                                    ==========     ==========     ==========     ==========

      The Company completed its transitional impairment test which did not result in an impairment loss. Subsequent impairment tests will be performed in the fourth quarter of each year in connection with the annual budgeting and planning process. The Company has allocated total goodwill, net of accumulated amortization of $1,518, of $9,879 to the Company's Radio Spirits division.

      The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $129 for the three months ended September 30, 2002 and $950 for the nine months ended September 30, 2002. The following table presents the Company's estimate of intangible amortization expenses for the three months ending December 31, 2002, and for each of the succeeding years:

For the years ending December 31,
2002                                                                      $1,079
2003                                                                      $  436
2004                                                                      $  338
2005                                                                      $  329

The following table presents details of Other Intangibles at September 30, 2002 and December 31, 2001:

                                      September 30, 2002                         December 31, 2001
                               ----------------------------------        ----------------------------------
                                           Accumulated                               Accumulated
                                Cost      Amortization      Net           Cost      Amortization      Net
                                ----      ------------      ---           ----      ------------      ---
Mailing Agreements             $2,892        $1,719        $1,173        $2,892        $1,362        $1,530
Customer Lists                  4,380         4,380            --         4,380         3,818           562
Non-Compete Agreements            200           141            59           200           110            90
Other                             115            --           115           110            --           110
                               ------        ------        ------        ------        ------        ------
Total Other Intangibles        $7,587        $6,240        $1,347        $7,582        $5,290        $2,292
                               ======        ======        ======        ======        ======        ======

(8) Long-term Debt

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

      Subordinated Debt

      During the nine months ended September 30, 2002, an unaffiliated third party holder of the Company's subordinated debt converted principal amount of $1,000 into 200,000 shares of the Company's common stock. At September 30, 2002, the principal amount of subordinated debt held by the unrelated third party was $3,200. The Company reflected the non-cash impact of this conversion through a reduction in outstanding long-term debt and the issuance of common stock.

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

      On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation ("Huntingdon"), a business wholly owned by Norton Herrick, was issued a $500 principal amount convertible senior promissory note due June 30, 2003 as consideration of a $500 loan made to the Company by Huntingdon. This note is convertible into shares of Common Stock at the rate of $1.82 of principal per share. This note bears interest at the annual rate of the prime rate plus two percent. As partial consideration for the loan and pursuant to an agreement dated April 30, 2001, the Company granted to Huntingdon warrants to purchase 250,000 of Common Stock at an exercise price of $.56 per share. The warrants are exercisable until May 14, 2011. The Company has determined the total debt discount relating to the issuance of the warrants and the beneficial conversion feature of the February Note to be $431. The amount amortized to interest expense for the three and nine months ended September 30, 2002 was $81 and $199 respectively.

      In August 2002, payment of $1,466 of interest on the $2,500, $800 and $500 principal amount notes due to Huntingdon was extended to the later of January 15, 2004 and ten days following repayment of the Credit Facility.

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

(9) Stockholders' Equity and Stock Options and Warrants

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

      Common and Preferred Stock

      During the nine months ended September 30, 2002, the Company issued 19,986 shares of its common stock to consultants under consulting agreements. The shares have been valued at $50 and are being amortized to expense over the period of benefit. The Company also issued 25,000 shares of preferred stock with a liquidation value of $2,500 to a principal stockholder in exchange for a $2,500 principal amount convertible note as more fully described in Note 8 above.

      During the nine months ended September 30, 2002, ABC Investment LLC, a third party holder of subordinated debt converted principal amount of $1,000 into 200,000 shares of the Company's common stock.

(10) Net (Loss) Per Share of Common Stock

      Basic earnings (loss) per share was computed using the weighted average number of common shares outstanding for the three and nine months ended September 30, 2002 of 14,218,640 and 14,025,157, respectively, and for the three and nine months ended September 30, 2001 of 13,861,866.

      Common equivalent shares totaling 17,659,927, including 15,708,000 shares associated with the conversion of convertible debt, and the related reduction in interest expense of $271 for the three months ended September 30, 2002, were not included in the computation of diluted loss per share at September 30, 2002 because they would have been anti-dilutive. Common equivalent shares totaling 17,822,755, including 15,654,000 shares associated with the conversion of convertible debt, and the related reduction in interest expense of $834 for the nine months ended September 30, 2002, were not included in the computation of diluted loss per share at September 30, 2002 because they would have been anti-dilutive.

      Common equivalent shares totaling 10,035,000, including 9,765,000 shares associated with the conversion of $12,484 of convertible debt, and the related reduction in interest expense for the nine months ended September 30, 2001 of $771, were not included in the computation of diluted loss per share at September 30, 2001 because they would have been anti-dilutive. Common equivalent shares totaling 10,080,000, including 9,765,000 shares associated with the conversion of $12,484 of convertible debt, and the related reduction in interest expense for the three months ended September 30, 2001 of $296, were not included in the computation of diluted loss per share at September 30, 2001 because they would have been anti-dilutive.

(11) Supplemental Cash Flow Information

      Cash paid for interest expense was $564 and $840 for the nine months ended September 30, 2002 and 2001, respectively.

      During the nine months ended September 30, 2002, the Company issued 19,986 shares of the Company's common stock to consultants under consulting agreements. The shares have been valued at $50 and are being amortized to expense over the period of benefit.

(12) Segment Reporting

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

Three Months Ended September 30, 2002

                                                                                                         Inter-
                                                       Corporate       ABC          RSI       Mbay.com   segment      Total
                                                       ---------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --     $  8,792     $  2,465     $    46     $ (36)    $ 11,267
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization, interest and
dividends                                                  (626)       1,516          121        (123)        6          894
Depreciation and amortization                               129           31           31          --        --          191
Interest expense                                            817           --           16          --        --          833
Dividends on preferred stock                                 57           --           --          --        --           57
Net (loss) income applicable to common shares            (1,629)       1,485           74        (123)        6         (187)
Total assets                                                 --       30,492       20,606           3       (59)      51,042
Acquisition of fixed assets                                  --           14           --          --        --           14

Three Months Ended September 30, 2001

                                                                                                         Inter-
                                                       Corporate       ABC          RSI       Mbay.com   segment      Total
                                                       ---------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --     $  7,681     $  2,242     $    27     $ (71)    $  9,879
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization and interest        (706)        (483)          90        (263)      (16)      (1,378)
Asset write-downs and strategic charges                   2,000        6,031        4,342         903        --       13,276
Depreciation and amortization                             1,310           32           45          99        --        1,486
Interest expense                                            813           --            2          --        --          815
Net loss applicable to common shares                     (4,829)      (6,546)      (4,299)     (1,265)      (16)     (16,955)
Total assets                                                 --       24,396       17,008          10       (88)      41,326
Acquisition of fixed assets                                  --           14           74          --        --           88

Nine Months Ended September 30, 2002

                                                                                                         Inter-
                                                       Corporate       ABC          RSI       Mbay.com   segment      Total
                                                       ---------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --     $ 25,920     $  6,772     $   154     $(122)    $ 32,724
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization, interest and
dividends                                                (1,921)       4,417          900        (354)       17        3,059
Depreciation and amortization                               950           95           91          --        --        1,136
Interest expense                                          2,310           --           61          --        --        2,371
Dividends on preferred stock                                159           --           --          --        --          159
Net income (loss) applicable to common shares            (5,340)       4,322          748        (354)       17         (607)
Total assets                                                 --       30,492       20,606           3       (59)      51,042
Acquisition of fixed assets                                  --           88           18          --        --          106

Nine Months Ended September 30, 2001

                                                                                                         Inter-
                                                       Corporate       ABC          RSI       Mbay.com   segment      Total
                                                       ---------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --     $ 23,538     $  6,844     $   230     $(217)    $ 30,395
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization and interest      (1,553)         876          (38)     (1,036)       12       (1,739)
Asset write-downs and strategic charges                   2,000        6,031        4,342         903        --       13,276
Depreciation and amortization                             3,933           98          130         304        --        4,465
Interest expense                                          2,027           --            9          --        --        2,036
Benefit for income taxes                                     --        9,835        3,165          --        --       13,000
Net income (loss) applicable to common shares             3,487       (5,253)      (4,519)     (2,243)       12       (8,516)
Total assets                                                 --       24,396       17,008          10       (88)      41,326
Acquisition of fixed assets                                  --           22          109          16        --          147

(13) Recent Accounting Pronouncements

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company is in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows. This statement is effective for the Company beginning with its first fiscal quarter for the three months ended March 31, 2003, and will require the reclassification of gains and losses previously recorded on an extraordinary item to be recorded as a component of income from continuing operations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

(14) Subsequent Events

      On October 3, 2002 the following events occurred:

            o The maturity date of the principal amount of the Credit Facility was further extended to January 15, 2004, with certain conditions and certain prepayments described in Note 8 above.

            o Each of the $2,500, $500 and $800 principal amount convertible notes previously issued to Huntingdon were amended as more fully described in Note 8 above.

            o The $1,984 principal amount convertible promissory note issued to Norton Herrick and the $500 principal amount convertible promissory note issued to Evan Herrick, Norton Herrick's son and a principal stockholder of the Company, were amended as more fully described in Note 8 above.

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

Restatement

      As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its financial statements for the three and nine month periods ended September 30, 2002 and 2001, and the balance sheets as of September 30, 2002 and December 31, 2001. The Management's Discussion and Analysis of Financial Conditions and Results of Operations gives effect to this restatement.

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

Results of Operations

      Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Sales, net of returns, discounts and allowances for the three months ended September 30, 2002 were $11,267 an increase of $1,388, or 14.1%, as compared to $9,879 for the three months ended September 30, 2001. The increase in sales is principally attributable to higher sales at Audio Book Club principally due to increased membership and higher sales per member. Sales in the quarter ended September 30, 2002 also included sales from two new continuity programs, which were rolled out in the third quarter of 2002.

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

      Depreciation and amortization expenses for the three months ended September 30, 2002 were $191, a decrease of $1,295, as compared to $1,486 for the prior comparable period. The decrease is principally attributable to discontinuation in 2002 of amortization of certain intangible assets acquired in our acquisitions because they were fully amortized in 2001. The Company also implemented SFAS No. 142 which provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We have completed the transitional goodwill impairment test, which did not result in an impairment loss.

      The Company recorded $11,276 of strategic charges in the three months ended September 30, 2001 as a result of a strategic review of the Company's business. These charges included inventory write-downs, the write-off of deferred member acquisition costs in connection with unprofitable campaigns, the write-off of royalty advances associated with titles no longer carried, and other charges. In addition, the Company recorded a charge of $2,000 to write-off our investment in I-Jam Multimedia LLC in the three months ended September 30, 2001 due to an other than temporary decline in the value of this investment.

      Interest expense for the three months ended September 30, 2002 increased $18 to $833 as compared to $815 for the three months ended September 30, 2001. Included in interest expense are additional charges of $214 and $207 for the three months ended September 30, 2002 and 2001, respectively, for amortization of debt discount related to warrants and beneficial conversion features related to our financings. Preferred dividends for the three months ended September 30, 2002 were $57 on the outstanding 25,000 shares of Series A Preferred Stock which were issued in February 2002.

      Principally due to higher sales, the lower costs enumerated above and decreased amortization of goodwill, and the strategic charges and asset write-downs recorded in the third quarter of 2001, the Company reported net loss applicable to common shares of $187, or $.01 per diluted share of common stock for the three months ended September 30, 2002, as compared to a net loss applicable to common shares of $16,955, or $1.22 per diluted share of common stock for the three months ended September 30, 2001.

      Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Sales, net of returns, discounts and allowances for the nine months ended September 30, 2002 were $32,724, an increase of $2,329, or 7.7%, as compared to $30,395 for the nine months ended September 30, 2001. The increase in sales is primarily attributable to increased sales for the nine months ended September 30, 2002 at Audio Book Club. Audio Book Club has attracted over 232,500 new members in the nine months ended September 30, 2002, an increase of 49%, as compared to new members attracted in 2001.

      Cost of sales for the nine months ended September 30, 2002 was $14,724. Cost of sales as a percentage of net sales was 45.0% for the nine months ended September 30, 2002. Cost of sales for the nine months ended September 30, 2001 was $16,817, of which $2,261 represented a charge included in cost of sales as a write-down in the third quarter of 2001. Cost of sales, for the nine months ended September 30, 2001, as a percentage of net sales, excluding the aforementioned write-down, was 47.9%. Principally due to higher sales and improved margins on products at both Audio Book Club and Radio Spirits, gross profit increased $2,161 to $18,000, or 55.0% of net sales, as compared to $15,839, or 52.1%, of net sales excluding the write-down, for the nine months ended September 30, 2001. This increase in gross profit occurred despite up-front enrollment costs, included in cost of goods sold, associated with an increased number of new members acquired in the nine months ended September 30, 2002 as a result of successful direct marketing efforts at Audio Book Club. Initial purchases by new members are at substantially reduced prices to encourage enrollment. These offers, which are typically four books for either $.99 or $.01 plus shipping and handling, result in an initial loss, which is recovered through additional member purchases at regular prices. As we cannot capitalize this loss on new member product shipments under generally accepted accounting principles, the initial purchase has the effect of reducing gross profit in the period of enrollment.

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

      Net interest expense for the nine months ended September 30, 2002 increased $335 to $2,371 as compared to $2,036 for the nine months ended September 30, 2001. The increase in interest expenses is principally due to additional charges of $633 for the nine months ended September 30, 2002, as compared to $348 for the nine months ended September 30, 2001, for amortization of debt discount related to warrants and beneficial conversion features related to our financings. Preferred stock dividends of $159 for the nine months ended September 30, 2002 were on the outstanding 25,000 shares of Series A Preferred Stock, which were issued in February 2002.

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

      Principally due to increased sales, the lower costs enumerated above, decreased amortization of goodwill and strategic charges recorded in the nine months ended September 2001, the net loss applicable to common shares for the nine months ended September 30, 2002 decreased $7,909 to $607, or $.04 per diluted common share, as compared to a net loss applicable to common shares of $8,516, or $.61 per diluted common share, for the nine months ended September 30, 2001.

Liquidity and Capital Resources

      Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. We have implemented a series of initiatives to increase cash flow. While these initiatives resulted in the generation of cash from operating activities of $239 for the nine months ended September 30, 2002, there can be no assurance that we will not in the future require additional capital to fund the expansion of operations, acquisitions, working capital or other related uses. Management believes that additional sources of capital are available if required.

      For the nine months ended September 30, 2002, our cash decreased by $42, as we had cash provided by operating activities of $239 and cash provided by financing activities of $500 and used net cash used in investing activities of $781.

      Net cash provided by operating activities principally consisted of our net loss of $607, increased by depreciation and amortization of intangibles and deferred financing costs of $2,404, non-current accrued interest and dividends of $196, and an increase in accounts payable and accrued expenses of $4,766. Net cash provided by operations was partially offset by increases in accounts receivable of $2,036, inventories of $1,381, prepaid expenses of $275, royalty advances of $78 and a net increase in deferred member acquisition costs of $2,750.

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

      Cash used in investing activities consists of acquisitions of fixed assets, principally computer equipment, and the acquisition by Radio Spirits of inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. We made payments, including costs, of $379 at closing and have paid through September 30, 2002 a total of $675. We are required to pay five additional monthly installments of $74. Other costs related to the asset purchase are estimated at approximately $305.

      We received proceeds from the exercise of stock options and warrants in the amount of $214 during the nine months ended September 30, 2002.

      On February 22, 2002, as previously committed to on May 14, 2001, Huntingdon Corporation, a business wholly owned by our chairman, purchased a $500 principal amount convertible senior promissory note. For a further description of this transaction, see Note 8 of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-Q/A.

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

      Also on October 3, 2002, the maturity date of the principal amount of our credit facility was further extended to January 15, 2004 with certain conditions and certain prepayments described below. The interest rate for the revolving credit facility is the prime rate plus 2 1/2%. We made payments of $200 in May and June 2002, monthly payments of $150 in July, August and September 2002 and a monthly payment of $160 in October 2002. Monthly payments of $160 are also required at November 30 and December 31, 2002. We are required in 2003 to make monthly principal payments of $170 in the months January, February and March 2003; $180 in the months of April, May and June 2003; $190 in the months of July, August and September 2003 and $200 in the months of October, November and December 2003.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". We are in the process of evaluating the impact that this statement will have on its financial position, results of operations and cash flows. This statement is effective for the Company beginning with its first fiscal quarter for the three months ended March 31, 2003, and will require the reclassification of gains and losses previously recorded on an extraordinary item to be recorded as a component of income from continuing operations.

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

      The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of September 30, 2002, net of original issue discount of $587, of $16,980 of which interest on $9,030 principal amount of this debt is payable at the prime rate plus 2.5%. If the prime rate were to increase our interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows, or earnings for the three and nine months ended September 30, 2002. All of our other debt is at fixed rates of interest.

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

                           Part II - OTHER INFORMATION

Item 2: Change in Securities and Use of Proceeds. (Dollars in thousands, except per shares data)

      During the three months ended September 30, 2002, MediaBay issued plan options and warrants to purchase 40,000 shares of its common stock at a weighted average exercise price of $4.44 per share to officers, employees and consultants. The options vest at various times and have exercise periods ranging from one to five years. Certain of the warrants also include limitations on exercise based on stock price trading volumes.

      The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Section 4(2) of the Securities Act of 1933.

Item 6: Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            10.1(*) Consulting Agreement, dated as of October 18, 2002 and effective as of January 1, 2003 (the "Effective Date") between MEH Consulting Services, Inc. (the "Consultant") and MediaBay, Inc. ("MediaBay" or the "Company").

            10.2(*) Letter Agreement dated October 18, 2002 between Hakan Lindskog and MediaBay amending the employment agreement dated October 1, 2001.

            10.3(*) Employment Agreement between the Company and Howard Herrick dated October 30, 2002.

            99.1 Certification of Hakan Lindskog, Chief Executive Officer of MediaBay, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (*) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

      (b)   Reports on Form 8-K

            None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MediaBay, Inc.

Dated: April 25, 2003                 By: /s/ Hakan Lindskog
                                          --------------------------------------
                                          Hakan Lindskog
                                          Chief Executive Officer and President


Dated  April 25, 2003                 By: /s/ John F. Levy
                                          --------------------------------------
                                          John F. Levy
                                          Chief Financial and Accounting Officer

                                 MediaBay, Inc.

                    Certification of Chief Executive Officer

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

Date: April 25, 2003


                                        /s/ Hakan Lindskog
                                        ----------------------------------------
                                        Hakan Lindskog
                                        Chief Executive Officer

                                 MediaBay, Inc.

                    Certification of Chief Financial Officer

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