Form 10-Q
period 2003-03-31
MEDIABAY INC
filed 2003-05-15
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes |X|     No |_|

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes | | No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2002 (the last business day of the Registrant's most recently completed second quarter) was approximately $45,504,807.

As of May 15, 2003, there were 14,341,376 shares of the Issuer's Common Stock outstanding.

                                 MEDIABAY, INC.

                          Quarter ended March 31, 2003
                                    Form 10-Q
                                      Index
                                                                            Page
                                                                            ----
PART I: Financial Information

Item 1:      Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets at March 31, 2003 and
             December 31, 2002, (unaudited)                                    3

             Condensed Consolidated Statements of Operations for the
             three months ended March 31, 2003 and 2002 (unaudited)            4

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2003 and 2002 (unaudited)            5

             Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        14

Item 3:      Quantitative and Qualitative Disclosures of Market Risk          18

Item 4:      Controls and Procedures                                          19

PART II: Other Information

Item 2:      Changes in Securities and Use of Proceeds                        19

Item 6:      Exhibits and Reports on Form 8-K                                 19

             Signatures                                                       20

             Certification of Principal Executive Officer                     21

             Certification of Principal Financial Officer                     22

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements
                                      MEDIABAY, INC.
                           Condensed Consolidated Balance Sheets
                                  (Dollars in thousands)
                                        (Unaudited)

                                                                          March 31, 2003     December 31, 2002
                                                                          --------------     -----------------
                              Assets
Current assets:
     Cash and cash equivalents                                               $     10            $    397
     Accounts receivable,  net of allowances for sales returns and doubtful accounts of $4,753 and $5,325 at March 31,  2003
      and December 31, 2002, respectively                                       6,154               7,460
     Inventory                                                                  5,211               5,244
     Prepaid expenses and other current assets                                    842                 503
     Royalty advances                                                           1,076               1,044
                                                                             --------            --------
          Total current assets                                                 13,293              14,648
Fixed assets, net of accumulated depreciation of $704 and $665 at
   March 31, 2003 and December 31, 2002, respectively                             329                 358
Deferred member acquisition costs                                               6,985               7,396
Deferred income taxes                                                          16,224              16,224
Other intangibles, net                                                            170                 122
Goodwill                                                                        9,658               9,871
                                                                             --------            --------
                                                                             $ 46,659            $ 48,619
                                                                             ========            ========

               Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                   $ 16,467            $ 16,616
     Current portion - long-term debt                                           2,385               2,368
                                                                             --------            --------
          Total current liabilities                                            18,852              18,984
                                                                             --------            --------
Long-term debt, net of original issue discount of $460 and $567 at
   March 31, 2003 and December 31, 2002, respectively                          14,372              14,680
                                                                             --------            --------
Common stock subject to contingent put rights                                   4,550               4,550
                                                                             --------            --------

Preferred stock, no par value, authorized 5,000,000 shares;
   25,000 shares issued and outstanding at March 31, 2003 and
   December 31, 2002, respectively                                              2,500               2,500
Common stock; no par value, authorized 150,000,000 shares; issued and
   outstanding  14,341,376 at March 31, 2003 and December 31, 2002             94,794              94,800
Contributed capital                                                             8,274               8,251
Accumulated deficit                                                           (96,683)            (95,146)
                                                                             --------            --------
           Total stockholders' equity                                           8,885              10,405
                                                                             --------            --------
                                                                             $ 46,659            $ 48,619
                                                                             ========            ========

See accompanying notes to consolidated financial statements.

                                    MEDIABAY, INC.
                    Condensed Consolidated Statements of Operations
                     (Dollars in thousands, except per share data)
                                      (Unaudited)

                                                               Three months ended
                                                                    March 31,
                                                            -------------------------
                                                              2003             2002
                                                            --------         --------
Sales, net of returns, discounts and allowances of
        $4,378 and $2,131 for the three months ended
        March 31, 2003 and 2002, respectively               $ 10,697         $  9,480
Cost of sales                                                  5,234            4,289
                                                            --------         --------
        Gross profit                                           5,463            5,191
Expenses:
   Advertising and promotion                                   2,847            2,188
   General and administrative                                  3,475            2,487
   Depreciation and amortization                                  99              498
                                                            --------         --------
        Operating (loss) profit                                 (958)              18
Interest expense                                                 523              732
                                                            --------         --------
        Loss before income taxes                              (1,481)            (714)
Income taxes                                                      --               --
                                                            --------         --------
        Net loss                                              (1,481)            (714)
Dividends on preferred stock                                      56               45
                                                            --------         --------
        Net loss applicable to common shares                $ (1,537)        $   (759)
                                                            ========         ========

Basic and diluted loss per common share:
    Basic loss per common share                             $   (.11)          $ (.05)
                                                            ========         ========
    Diluted loss per common share                           $   (.11)        $   (.05)
                                                            ========         ========

See accompanying notes to consolidated financial statements.

                                              MEDIABAY, INC.
                             Condensed Consolidated Statements of Cash Flows
                                          (Dollars in thousands)
                                               (Unaudited)

                                                                                   Three months ended
                                                                                         March 31,
                                                                                 -----------------------
                                                                                  2003            2002
                                                                                 -------         -------
Cash flows from operating activities:
   Net loss applicable to common shares                                          $(1,537)        $  (759)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                    99             498
     Amortization of deferred member acquisition costs                             1,575           1,264
     Amortization of deferred financing costs and original issue discount            119             377
     Non-current accrued interest and dividends payable                              261              --
      Changes in asset and liability accounts, net of asset acquisition:
        Decrease in accounts receivable, net                                       1,305             567
        Decrease in inventory                                                         33              23
        (Increase) decrease in prepaid expenses                                     (353)            293
        (Increase) decrease in royalty advances                                      (31)             14
        Increase in deferred member acquisition costs                             (1,163)         (2,617)
        Increase in accounts payable and accrued expenses                             74             555
                                                                                 -------         -------
               Net cash provided by operating activities                             382             215
                                                                                 -------         -------
Cash flows from investing activities:
      Acquisition of fixed assets                                                    (11)            (77)
      Intangible assets acquired                                                    (243)           (379)
                                                                                 -------         -------
               Net cash used in investing activities                                (254)           (456)
                                                                                 -------         -------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt                                        --             500
      Payment of long-term debt                                                     (510)           (300)
      Increase in deferred financing costs                                            (5)             --
                                                                                 -------         -------
               Net cash (used in) provided by financing activities                  (515)            200
                                                                                 -------         -------
Net decrease in cash and cash equivalents                                           (387)            (41)
Cash and cash equivalents at beginning of period                                     397              64
                                                                                 -------         -------
Cash and cash equivalents at end of period                                       $    10         $    23
                                                                                 =======         =======

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


(1) Organization

      MediaBay, Inc. (the "Company"), a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a marketer of spoken audio products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company markets audiobooks primarily through its Audio Book Club. Its old-time radio programs are marketed through direct-mail catalogs, over the Internet at RadioSpirits.com and, on a wholesale basis, to major retailers.


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

      Cost of sales includes the following:

            o Product costs (including free audiobooks in the initial enrollment offer to prospective members)

            o     Royalties to publishers and rightsholders

            o     Fulfillment costs, including shipping and handling

            o     Customer service

            o Direct response billing, collection and accounts receivable management.

Cooperative Advertising and Related Selling Expenses

      The Company classifies the cost of certain credits, allowances, adjustments and payments given to customers for the services or benefits provided as a reduction of net sales.

Stock-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the three months ended March 31, 2003 and 2002 would have been as follows:

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2003            2002
                                                                        -------         -------
      Net loss applicable to common shares, as reported                 $(1,537)        $  (759)
      Add:     Stock-based employee compensation expense included
               in reported net loss applicable to common
               shares, net of related tax effects                            --              --
      Deduct:  Total stock-based  employee  compensation expense determined under fair value based method for all
               awards, net of related tax effects                           (36)           (147)
                                                                        -------         -------
      Pro forma net loss applicable to common shares                    $(1,573)        $  (906)
                                                                        =======         =======

      Net loss per share
      Basic and diluted - as reported                                   $  (.11)        $  (.05)
                                                                        =======         =======
      Basic and diluted - pro forma                                     $  (.11)        $  (.07)
                                                                        =======         =======

      No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                              No. of      Exercise       Assumed       Risk-free      Fair Value
       Date                   Shares        Price       Volatility   Interest Rate     per Share
       ----                  -------        -----       ----------   -------------     ---------
First Quarter 2002           140,500        $1.88          165%          4.49%           $1.05
First Quarter 2003            40,000        $1.50          165%          4.85%           $ .98

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

Royalties

      The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. The Company pays certain of its publishers and other rightsholders advances for rights to products. Royalties earned on the sale of the products are payable only in excess of the amount of the advance. Advances, which have not been recovered through earned royalties, are recorded as an asset. Advances not expected to be recovered through royalties on sales are charged to royalty expense.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.


(3) Goodwill and Other Intangibles

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

      The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $59 and $436 for the three months ended March 31, 2003 and 2002, respectively. The Company estimates intangible amortization expenses of the following:


      9 months ended December 31, 2003       $117
                                  2004         23
                                  2005          8
                                  2006          8
                                  2007          8
                                  2008          1
                                             ----
                                 Total       $165
                                             ====

      The following table presents details of Other Intangibles at March 31, 2003 and December 31, 2002:

                                       March 31, 2003                     December 31, 2002
                               --------------------------------       -----------------------------
                                         Accumulated                           Accumulated
                                Cost    Amortization      Net          Cost    Amortization    Net
                               -------  -------------    -----        ------  -------------    ----
Mailing Agreements             $   592        $   561     $  31       $  592         $  524    $ 68
Customer Lists                   4,380          4,380        --        4,380          4,380      --
Non-Compete Agreements             307            173       134          200            151      49
Other                                5             --         5            5             --       5
                               -------        -------     -----       ------         ------    ----
Total Other Intangibles        $ 5,285        $ 5,102     $ 170       $5,177         $5,055    $122
                               =======        =======     =====       ======         ======    ====

      Goodwill of $9,658 and $9,871 as of March 31, 2003 and December 31, 2002 respectively is attributable to the Company's Radio Spirits business. The change of $213 is related to the finalization of the acquisition of Great American Audio, which occurred in March 2002.

(4) Long-term Debt

      Bank Debt

      As of May 15, 2003, the Company had $3,850 of indebtedness outstanding under the Amended and Restated Credit Agreement dated as of October 3, 2002, as amended, by and among the Company and Radio Spirits, Inc. and Audio Book Club, Inc., wholly-owned subsidiaries of the Company, as co-borrowers, and ING (U.S.) Capital LLC, as administrative agent, and the other lenders named therein (the "Credit Agreement"). The maturity date of the Credit Agreement is April 30, 2004; provided however, that the Company is required to make monthly payments of principal of $180 in April through June 2003, $190 in July through September 2003, $200 in October through December 2003 and $225 in January through March 2004. The Company is not permitted to make any additional borrowings under the Credit Agreement. The interest rate on the credit facility is equal to the prime rate plus 2 1/2%. The Company granted the lenders under the Credit Agreement a security interest in substantially all of the Company's assets and the assets of its subsidiaries and pledged the stock of its subsidiaries.

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

            The Company was in compliance with this covenant at March 31, 2003.

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


(5) Stockholders' Equity and Stock Options and Warrants

      Stock Options and Warrants

      From January 1, 2003 to March 31, 2003, the Company issued options to purchase 85,000 shares of its common stock to certain directors, employees and consultants to the Company under its 2000 Stock Option plan. The Company also cancelled options to purchase 5,000 shares of its common stock. The Company also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share as part of non-competition agreements.


(6) Net Loss Per Share of Common Stock

      Basic loss per share was computed using the weighted average number of common shares outstanding for the three months ended March 31, 2003 and 2002 of 14,341,376 and 13,865,834, respectively.

      For the three months ended March 31, 2003, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 986,894 common equivalent shares, as calculated under the treasury stock method and 16,634,000 common equivalent shares relating to convertible subordinated debt and preferred stock calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net loss would have been $278 and preferred dividends added back to net loss applicable to common shares would have been $56 for the three months ended March 31, 2003.

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


(7) Supplemental Cash Flow Information

      Cash paid for interest expense was $147 and $162 for the three months ended March 31, 2003 and 2002, respectively.


(8) Segment Reporting

      For 2003 and 2002, the Company has divided its operations into four reportable segments: Corporate; Audio Book Club ("ABC") a membership-based club selling audiobooks via direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the three months ended March 31, 2003 and 2002 from its newest subsidiary RadioClassics. Inter-segment sales are recorded at prevailing sales prices.


Segment Reporting
Three Months Ended March 31, 2003                                                                            Inter-
                                                    Corporate          ABC           RSI        Mbay.com     segment         Total
                                                    ---------        -------       -------      --------     -------        -------
Sales, net of returns, discounts
and allowances                                      $    --         $ 8,106        $ 2,600          17         (26)        $ 10,697
Operating profit (loss)                              (1,225)            334             85        (157)          5             (958)
Depreciation and amortization                            --              74             25          --          --               99
Interest expense                                        519              --              4          --          --              523
Dividends on Preferred Stock                             56              --             --          --          --               56
Net (loss) income applicable to
common shares                                        (1,800)            334             81        (157)          5           (1,537)
Total assets                                             --          30,170         16,549          --         (60)          46,659
Acquisition of fixed assets                              --              10              1          --          --               11



Segment Reporting
Three Months Ended March 31, 2002                                                                           Inter-
                                                  Corporate        ABC            RSI       Mbay.com        segment          Total
                                                  ---------      -------        -------     --------        -------         -------
Sales, net of returns, discounts
and allowances                                    $     --        $ 7,921       $ 1,532       $  50            ($23)       $  9,480
Operating profit (loss)                             (1,013)         1,052            95        (116)             --              18
Depreciation and amortization                           --            468            30          --              --             498
Interest expense                                       724             --             8          --              --             732
Dividends on Preferred Stock                            45             --            --          --              --              45
Net (loss) income applicable to
common shares                                       (1,782)         1,052            87        (116)             --            (759)
Total assets                                            --         31,661        14,169           1             (76)         45,755
Acquisition of fixed assets                             --             70             7          --              --              77

(9) Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe adoption of this standard will have a material impact on the Company's financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has included the required interim disclosure in Note 2 to these Financial Statements. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146 "). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed recognition at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.


(10) Subsequent Events

      On April 28, 2003, the Company cancelled five-year options to purchase 150,000 shares of its common stock at prices ranging from $1.00 to $5.00 with a plan to issue new options with similar terms on November 1, 2003.

      On April 9, 2003 the maturity date of the principal amount of the senior credit facility of $4,030, as of April 9, 2003, was extended to April 30, 2004 with certain conditions. In addition to its scheduled principal payments through 2003, the Company is required to make payments of $225 per month for the months of January, February and March 2004. The interest rate for the revolving credit facility is the prime rate plus 2.5%.

      On April 18, 2003, the Company signed a sixty-six month extension of its lease on its office space in Cedar Knolls, New Jersey. Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

      Year ending December 31,
      2003.....................................   $  156
      2004.....................................      168
      2005.....................................      192
      2006.....................................      198
      2007.....................................      204
      Thereafter...............................      310
                                                  ------
      Total lease commitments..................   $1,228
                                                  ======

      On May 1, 2003, the Company entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick, the Company's former Chairman. The agreement provides, among other things that XNH will provide consulting and advisory services to MediaBay and that XNH will be under the direct supervision of the Company's Board of Directors. For its services, the Company has agreed to pay XNH a fee of $8 per month and to provide Mr. Herrick with health insurance and other benefits applicable to the Company's officers to the extent such benefits may be provided under the Company's benefit plans. The consulting agreement provides that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 pursuant to which, the Company agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, the Company's Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of the Company or any subsidiary or in any other capacity shall remain in full force and effect and to also indemnify XNH on the same basis. Mr. Herrick resigned as Chairman of MediaBay, Inc. effective May 1, 2003 and the Company and Mr. Herrick terminated the employment agreement effective November 2, 2002 on May 1, 2003.

      On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335. Of the total sold, 1,400 shares ($140) were purchased by Carl Wolf, Chairman and a director of the Company, and 200 shares ($20) were purchased by John Levy, Executive Vice President and Chief Financial Officer of the Company. The holders of shares of Series B Convertible Preferred Stock will receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until the Company is permitted to make such payment in cash under its Agreement with its senior lender.

      The Series B Stock is convertible into shares of Common Stock into MediaBay Common Stock at a conversion rate equal to a fraction, (i) the numerator of which is equal to the number of Series B Stock times $100 plus accrued and unpaid dividends though the date of conversion and (ii) the denominator is $0.77, the average price of the Company's stock on May 6, 2003.

      In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Stock shall be entitled to receive out of the assets of the Company, a sum in cash equal to $100.00 per share before any amounts are paid to the holders of the Company common stock and on a pari passu with the holders of the Series A Convertible Preferred Stock. The holders of Series B Stock shall have no voting rights, except as required by law and except that the vote or consent of the holders of a majority of the outstanding shares of Series B Stock, voting separately as a class, will be required for any amendment, alteration or repeal of the terms of the Series B Stock that adversely effects the rights, preferences or privileges of the Series B Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Forward-looking Statements

      Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, without limitation, the Company's history of losses, its ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect its databases and other intellectual property from unauthorized access, pay trade creditors and collect receivables, dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of its marketing strategies, product returns and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

Introduction

      The Company is a marketer of spoken audio products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company's content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

      The Company reports financial results on the basis of four business segments; Corporate, Audio Book Club ("ABC"), Radio Spirits ("Radio Spirits" or "RSI") and MediaBay.com. A fifth division, Radio Classics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry.


Results of Operations

      Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Sales, net of returns, discounts and allowances for the three months ended March 31, 2003 were $10,697, an increase of $1,217 or 12.8%, as compared to $9,480 for the three months ended March 31, 2002. The increase in sales was primarily attributable to a $1,068 increase in sales at the Company's Radio Spirits business. This increase is due to $648 of sales, in the three months ended March 31, 2003, of The World's Greatest Old-Time Radio continuity program, a program introduced in the third quarter of 2002, which is similar to Audio Book Club and offers old-time radio products, a $249 increase in Radio Spirits direct mail catalog sales in the first quarter of 2003 as compared to the first quarter of 2002, due principally to a radio advertising campaign, an increase of $144 in wholesale sales and an increase of $27 in advertising sold on our syndicated radio shows.

      Cost of sales for the three months ended March 31, 2003 increased $945 to $5,234 from $4,289 in the prior comparable period. Cost of sales as a percentage of net sales increased to 48.9% for the three months ended March 31, 2003 compared to 45.2% in the three months ended March 31, 2002. The increase in cost of goods sold as a percentage of net sales is principally due to a higher percentage of wholesale sales at Radio Spirits with correspondingly higher cost of goods sold, an increase in new members in The World's

Greatest Old-Time Radio continuity, whose initial purchases are at substantially reduced prices, discounting at both Audio Book Club and Radio Spirits direct mail business, which resulted in lower average selling prices and an increase in returns at Audio Book Club due to a higher percentage of members receiving automatic shipments, with correspondingly higher return rates, which increased fulfillment costs. As a result of higher net sales, partially offset by higher cost of sales, gross profit increased $273 to $5,463 from $5,191 for the three months ended March 31, 2002.

      Advertising and promotion expenses increased $659 to $2,847 for the three months ended March 31, 2003 as compared to $2,188 in the prior comparable period. The increase is principally due to increased advertising expenditures during the year ended December 31, 2002, which resulted in increased amortization of deferred member costs in the three months ended March 31, 2003.

      General and administrative expenses for the three months ended March 31, 2003 increased $988 to $3,475 from $2,487 for the three months ended March 31, 2002. The increase in general and administrative expenses relate to an increase in bad debt expenses of $513, due to higher net sales and more sales to Audio Book Club members obtained through the Internet who have higher non-pay rates, and an increase in professional fees of $562 of which approximately $420 represented legal and other costs incurred in connection with legal proceedings in which the Company is the plaintiff.

      Depreciation and amortization expenses for the three months ended March 31, 2003 were $99, a decrease of $399, as compared to $498 for the prior comparable period. The decrease is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2002.

      Net interest expense for the three months ended March 31, 2003 was $523 as compared to $732 for the three months ended March 31, 2002. The decrease in interest expenses is principally due to the inclusion in the three months ended March 31, 2002 of $377 for amortization of debt discount and deferred financing fees as compared to $119 for the three months ended March 31, 2003, partially offset by increased borrowings in the fourth quarter of 2002, which resulted in increased interest expense in the three months ended March 31, 2003.

      Primarily due to increased advertising expenses, increased bad debt expense and legal and other costs relating to legal proceedings in which the Company is the plaintiff, we had a net loss of $1,537, or $.11 per common share for the three months ended March 31, 2003, as compared to a net loss of $759, or $.05 per common share, for the three months ended March 31, 2002.

Liquidity and Capital Resources

      Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and the Company's principal shareholders.

      At March 31, 2003, the Company owed approximately $12,119 to trade and other creditors. Approximately $5,243 of these accounts payable were more than 60 days past due. If the Company does not make satisfactory payments to its vendors they may refuse to continue to provide it products or services on credit, which could interrupt the Company's supply of products or services.

      The Company has implemented a series of initiatives to increase cash flow. There can be no assurance that the Company will not in the future require additional capital to pay its creditors, fund the expansion of operations, make acquisitions or for working capital. Management believes that additional sources of capital are available if required.

      For the three months ended March 31, 2003, cash decreased by $387, as the Company had net cash provided by operating activities of $382 and used net cash of $254 and $515 for investing and financing activities, respectively. Net cash provided by operating activities principally consisted of depreciation and amortization expenses of $99, amortization of deferred financing costs and original issue discount of $119, non-current accrued interest and dividends payable of $261, decreases in accounts receivable and inventory of $1,305 and $33, respectively, increases in accounts payable and accrued expenses of $74 and a net decrease in deferred member acquisition costs of $412, partially offset by the net loss of $1,537 and increases in prepaid expenses and royalty advances of $353 and $31, respectively.

      The decrease in accounts receivable was primarily attributable to the collection of retail receivables from the holiday selling season from our radio programs and increases in the reserves for returns and bad debts. The significant growth in new Audio Book Club members during 2002 resulted in increases in bad debts and returns as the performance of new members is generally weaker as compared to long-standing members. We also believe that poor general economic conditions resulted in increases in the required level of reserves. The decrease in deferred member acquisition cost is due to the timing of direct-response advertising campaigns and a decrease in the size of the marketing campaigns. The increase in prepaid expenses is principally due to the timing of marketing activities.

      Net cash used in investing activities consists of acquisition of fixed assets of $11, principally computer equipment and the acquisition of intangible assets and goodwill, including legal fees and other costs incurred in obtaining covenants not to compete from a former employee and a former consultant of $85, and the acquisition of certain old-time radio assets of $158.

      In accordance with the terms of its senior credit facility, the Company repaid $510 of principal on its senior credit facility in the three months ended March 31, 2003.

      On April 9, 2003, the maturity date of the principal amount of the senior credit facility of $4,030, as of April 9, 2003, was extended to April 30, 2004 with certain conditions. In addition to its scheduled monthly principal payments of $180 in May and June 2003; $190 in July through September 2003 and $200 in October through December 2003; the Company is required to make payments of $225 per month for the months of January, February and March 2004. The interest rate for the revolving credit facility is the prime rate plus 2.5%.

      On April 18, 2003 the Company signed a sixty-six month extension of its lease on its office space in Cedar Knolls, New Jersey. Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

      Year ending December 31,
      2003.....................................   $  156
      2004.....................................      168
      2005.....................................      192
      2006.....................................      198
      2007.....................................      204
      Thereafter...............................      310
                                                  ------
      Total lease commitments..................   $1,228
                                                  ======

      On May 1, 2003, the Company entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick, the Company's former Chairman. The agreement provides, among other things that XNH will provide consulting and advisory services to MediaBay and that XNH will be under the direct supervision of the Company's Board of Directors. For its services, the Company has agreed to pay XNH a fee of $8 per month and to provide Mr. Herrick with health insurance and other benefits applicable to the Company's officers to the extent such benefits may be provided under the Company's benefit plans. The consulting agreement provides that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 pursuant to which, the Company agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, the Company's Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of the Company or any subsidiary or in any other capacity shall remain in full force and effect and to also indemnify XNH on the same basis. Mr. Herrick resigned as Chairman of MediaBay, Inc. effective May 1, 2003 and the Company and Mr. Herrick terminated the employment agreement effective November 2, 2002 on May 1, 2003.

      On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335. Of the total sold, 1,400 shares ($140) were purchased by Carl Wolf, Chairman and a director of the Company, and 200 shares ($20) were purchased by John Levy, Executive Vice President and Chief Financial Officer of the Company. The holders of shares of Series B Convertible Preferred Stock will receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until the Company is permitted to make such payment in cash under its Agreement with its senior lender.

      The Series B Stock is convertible into shares of Common Stock into MediaBay Common Stock at a conversion rate equal to a fraction, (i) the numerator of which is equal to the number of Series B Stock times $100 plus accrued and unpaid dividends though the date of conversion and (ii) the denominator is the $0.77, the closing sale price of the Company's stock on May 6, 2003.

      In the event of a liquidation, dissolution or winding up of MediaBay, the holders of Series B Stock shall be entitled to receive out of the assets of MediaBay, a sum in cash equal to $100.00 per share before any amounts are paid to the holders of MediaBay common stock and on a pari passu with the holders of the Series A Convertible Preferred Stock. The holders of Series B Stock shall have no voting rights, except as required by law and except that the vote or consent of the holders of a majority of the outstanding shares of Series B Stock, voting separately as a class, will be required for any amendment, alteration or repeal of the terms of the Series B Stock that adversely effects the rights, preferences or privileges of the Series B Stock.

Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe adoption of this standard will have a material impact on the Company's financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement 123" which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The Company has included the required interim disclosure in Note 2 to the Financial Statements presented elsewhere in this report. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.


Quarterly Fluctuations

      The Company's operating results vary from period to period as a result of purchasing patterns of members, the timing, costs, magnitude and success of direct mail campaigns and Internet initiatives and other new member recruitment advertising, member attrition, the timing and popularity of new audiobook releases and product returns.

      The timing of new member enrollment varies depending on the timing, magnitude and success of new member advertising, particularly Internet advertising and direct mail campaigns. The Company believes that a significant portion of our sales of old-time radio and classic video programs are gift purchases by consumers. Therefore, we tend to experience increased sales of these products in the fourth quarter in anticipation of the holiday season and the second quarter in anticipation of Fathers' Day.

Item 3: Quantitative and Qualitative Disclosures of Market Risk

      The Company is exposed to market risk for the impact of interest rate changes. As a matter of policy the Company does not enter into derivative transactions for hedging, trading or speculative purposes.

      The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of March 31, 2003, net of original issue discount of $460, of $16,757 of which interest on $5,530 principal amount of this debt is payable at the prime rate plus 2.5%. If the prime rate were to increase the Company's interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on its fair values, cash flows, or earnings for the three months ended March 31, 2003. All of the Company's other debt is at fixed rates of interest.

Item 4. Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

Item 2: Changes in Securities and Use of Proceeds (Dollars in thousands, except per share date)

      In the first quarter of 2003, the Company issued plan options to purchase 85,000 shares of its common stock to officers, employees and Board members. The options have exercise prices ranging from $1.25 to $1.50, vest at various times and have a five-year exercise period. The Company also cancelled five-year plan options to purchase a total of 5,000 shares of common stock. We also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share

      The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Section 4(2) of the Securities Act of 1933.

Item 6: Exhibits and Reports on Form 8-K.
        (a)       Exhibits

                  3.5   Articles of Amendment to Articles of Incorporation

                  10.1 Amendment No. 4 to the Credit Agreement dated April 28, 2003

                  10.2 Consulting and Termination Agreement dated as of May 1, 2003 between XNH Consulting Services, Inc. (the "Consultant") and the Registrant

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

                                 MediaBay, Inc.



Dated:  May 15, 2003         By: /s/ Hakan Lindskog
                                 --------------------------------------------
                                 Hakan Lindskog
                                 Chief Executive Officer and President

Dated   May 15, 2003         By: /s/ John F. Levy
                                 --------------------------------------------
                                 John F. Levy
                                 Chief Financial Officer
                                 (principal accounting and financial officer)

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


Date: May 15, 2003

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


Date: May 15, 2003

                                             /s/ John F. Levy
                                             ------------------------
                                             John F. Levy
                                             Chief Financial Officer