Form 10-Q
period 2003-06-30
MEDIABAY INC
filed 2003-08-11
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of August 11, 2003, there were 14,124,068 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.

                           Quarter ended June 30, 2003
                                    Form 10-Q
                                      Index

                                                                            Page
                                                                            ----
PART I:   Financial Information

Item 1:   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at June 30, 2003
          and December 31, 2002, (unaudited)                                   3

          Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 2003 and 2002, (unaudited)       4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2003 and 2002, (unaudited)                     5

          Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          16

Item 3:   Quantitative and Qualitative Disclosures of Market Risk             22

Item 4:   Controls and Procedures                                             22

Part II:  Other Information

Item 2:   Changes in Securities and Use of Proceeds                           23

Item 6:   Exhibits and Reports on Form 8-K                                    23

          Signatures                                                          24

                          PART I: Financial Information

Item 1: Financial Statements

                                 MEDIABAY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            June 30, 2003   December 31, 2002
                                                                                            -------------   -----------------
                                     Assets
Current assets:
     Cash and cash equivalents                                                                 $     28        $    397
      Accounts receivable,  net of allowances for sales returns and doubtful accounts of
       $4,214 and $5,325 at June 30, 2003 and December 31, 2002, respectively                     6,213           7,460
     Inventory                                                                                    5,095           5,244
     Prepaid expenses and other current assets                                                      637             503
     Royalty advances                                                                             1,036           1,044
                                                                                               --------        --------
          Total current assets                                                                   13,009          14,648
Fixed assets, net of accumulated depreciation of $724 and $665 at June 30, 2003 and
    December 31, 2002, respectively                                                                 295             358
Deferred member acquisition costs                                                                 6,150           7,396
Deferred income taxes                                                                            16,224          16,224
Other intangibles, net                                                                              115             122
Goodwill                                                                                          9,658           9,871
                                                                                               --------        --------
                                                                                               $ 45,452        $ 48,619
                                                                                               ========        ========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                     $ 16,009        $ 16,616
     Current portion - long-term debt                                                             3,490           2,368
                                                                                               --------        --------
          Total current liabilities                                                              19,499          18,984
                                                                                               --------        --------
Long-term debt and related accrued interest,  net of original issue discount of $354 and
$567 at June 30, 2003 and December 31, 2002, respectively                                        13,107          14,680
                                                                                               --------        --------
Common stock subject to contingent put rights                                                     1,100           4,550
                                                                                               --------        --------
Preferred stock, no par value,  authorized  5,000,000 shares;  25,000 shares of Series A issued and  outstanding  at June 30, 2003 and December 31, 2002 and 3,350 shares and
    no shares of Series B at June 30, 2003 and December 31, 2002, respectively                    2,828           2,500

Common stock; no par value, authorized 150,000,000 shares; issued and outstanding                94,800
    14,341,376 at June 30, 2003 and 14,341,376 at December 31, 2002, respectively                94,547           2,500
Contributed capital                                                                              11,281           8,251
Accumulated deficit                                                                             (96,911)        (95,146)
                                                                                               --------        --------
           Total stockholders' equity                                                            11,745          10,405
                                                                                               --------        --------
                                                                                               $ 45,452        $ 48,619
                                                                                               ========        ========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.

                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                      Three months ended       Six months ended
                                                                           June 30,                June 30,
                                                                           --------                --------
                                                                      2003         2002        2003         2002
                                                                    --------     --------    --------     --------

Sales, net of returns, discounts and allowances of $5,043 and
       $4,160 and $9,421 and $6,291 for the three and six months
       ended June 30, 2003 and 2002, respectively                   $  9,407     $ 11,977    $ 20,105     $ 21,457
Cost of sales                                                          4,124        5,194       9,359        9,483
                                                                    --------     --------    --------     --------
     Gross profit                                                      5,283        6,783      10,746       11,974
Expenses:
     Advertising and promotion                                         2,612        2,588       5,459        4,776
     General and administrative                                        2,206        2,547       5,680        5,033
     Depreciation and amortization                                        99          448         198          945
                                                                    --------     --------    --------     --------
         Operating profit (loss)                                         366        1,200        (591)       1,220
Interest expense                                                         532          805       1,055        1,538
                                                                    --------     --------    --------     --------
         Income (loss) before income taxes                              (166)         395      (1,646)        (318)
Income tax expense                                                        --           --          --           --
                                                                    --------     --------    --------     --------
         Net income (loss)                                              (166)         395      (1,646)        (318)
Dividends on preferred stock                                              62           57         118          102
                                                                    ========     ========    ========     ========
         Net income (loss) applicable to common shares              $   (228)    $    338    $ (1,764)    $   (420)
                                                                    ========     ========    ========     ========

Basic and diluted earnings (loss) per share common share:           $   (.02)    $    .02    $   (.12)    $   (.03)

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Six months ended June 30,
                                                                                   2003          2002
                                                                                 --------      --------

Cash flows from operating activities:
    Net (loss) applicable to common shares                                       $ (1,764)     $   (420)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Net settlement expenses                                                      (690)           --
         Depreciation and amortization                                                198           945
         Amortization of deferred member acquisition costs                          3,131         2,617
         Amortization of deferred financing costs and original issue discount         248           820
         Non-current accrued interest and dividends payable                           534            --
        Changes in asset and liability accounts, net of asset acquisition:
           Decrease (increase) in accounts receivable, net                          1,246          (586)
           Decrease (increase) in inventory                                           149          (371)
           (Increase) decrease in prepaid expenses                                   (132)          617
           Decrease (increase) in royalty advances                                      8          (226)
           Increase in deferred member acquisition costs                           (1,885)       (4,647)
           (Decrease) increase in accounts payable and accrued expenses              (383)        2,007
                                                                                 --------      --------
                  Net cash provided by operating activities                           660           756
                                                                                 --------      --------
Cash flows from investing activities:
        Acquisition of fixed assets                                                   (15)          (91)
        Assets acquired, net of cash                                                 (250)         (379)
                                                                                 --------      --------
                  Net cash used in investing activities                              (265)         (470)
                                                                                 --------      --------
Cash flows from financing activities:
        Net proceeds from issuance of long-term debt                                   --           500
        Payment of long-term debt                                                  (1,050)         (774)
        Increase in deferred financing costs                                          (42)          (45)
        Proceeds from exercise of stock options and warrants                           --           212
        Net proceeds from issuance of Preferred Stock                                 328            --
                                                                                 --------      --------
                  Net cash used in financing activities                              (764)         (107)
                                                                                 --------      --------
Net (decrease) increase in cash and cash equivalents                                 (369)          179
Cash and cash equivalents at beginning of period                                      397            64
                                                                                 --------      --------
Cash and cash equivalents at end of period                                       $     28      $    243
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

                                 MEDIABAY, INC.
              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

(1) Organization

      MediaBay, Inc. (the "Company" or "MediaBay"), a Florida corporation, was formed on August 16, 1993. MediaBay is a marketer of spoken audio products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company markets audiobooks primarily through its Audio Book Club. Its old-time radio programs are marketed through direct-mail catalogs, over the Internet at RadioSpirits.com and, on a wholesale basis, to major retailers.

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

Stock-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been as follows:

                                                                Three Months Ended            Six Months
                                                                     June 30,               Ended June 30,
                                                               --------------------     ---------------------
                                                                 2003         2002        2003         2002
                                                                 ----         ----        ----         ----
Net (loss) income applicable to common shares, as reported     $  (228)     $   338     $(1,764)     $  (420)
Add:    Stock-based employee compensation expense included in
        reported net loss applicable to common shares, net of
        related tax effects                                         --           --          --           --
Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                          --           --         (36)        (147)
                                                               -------      -------     -------      -------
Pro forma net (loss) income applicable to common shares        $  (228)     $   338     $(1,800)     $  (567)
                                                               =======      =======     =======      =======

Net (loss) income per share
Basic and diluted - as reported                                $  (.02)     $   .02     $  (.12)     $  (.03)
                                                               =======      =======     =======      =======
Basic and diluted - pro forma                                  $  (.02)     $   .02     $  (.13)     $  (.04)
                                                               =======      =======     =======      =======

      No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                             No. of     Exercise    Assumed       Risk-free    Fair Value
            Date             Shares      Price     Volatility   Interest Rate  per Share
            ----             ------      -----     ----------   -------------  ---------
   First Six Months 2002    140,500      $1.88        165%          4.49%        $1.05
   First Six Months 2003     40,000      $1.50        165%          4.85%        $ .98

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

      The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $61 and $121 and $385 and $821 for the three and six months ended June 30, 2003 and 2002, respectively. The Company estimates intangible amortization expenses of the following:

           Six months ended December 31, 2003           $    61
                 Year ended December 31, 2004                23
                 Year ended December 31, 2005                 8
                 Year ended December 31, 2006                 8
                 Year ended December 31, 2007                 8
                 Year ended December 31, 2008                 1
                                                        -------
                                        Total              $109
                                                        =======

      The following table presents details of Other Intangibles at June 30, 2003 and December 31, 2002:

                                   June 30, 2003                  December 31, 2002
                            ----------------------------     ----------------------------
                                    Accumulated                      Accumulated
                             Cost   Amortization    Net       Cost   Amortization    Net
                             ----   ------------    ---       ----   ------------    ---
Mailing Agreements          $  592     $  592     $   --     $  592     $  524     $   68
Customer Lists               4,380      4,380         --      4,380      4,380         --
Non-Compete Agreements         313        203        110        200        151         49
Other                            5         --          5          5         --          5
                            ------     ------     ------     ------     ------     ------
Total Other Intangibles     $5,290     $5,175     $  115     $5,177     $5,055     $  122
                            ======     ======     ======     ======     ======     ======

      Goodwill of $9,658 and $9,871 as of June 30, 2003 and December 31, 2002 respectively is attributable to the Company's Radio Spirits business. The change of $213 is related to the finalization of the acquisition of Great American Audio, which occurred in March 2002.

(4) Long-term Debt

      Bank Debt

      As of August 1, 2003, the Company had $3,300 of indebtedness outstanding under the Amended and Restated Credit Agreement dated as of October 3, 2002, as amended, by and among the Company and Radio Spirits, Inc. and Audio Book Club, Inc., wholly-owned subsidiaries of the Company, as co-borrowers, and ING (U.S.) Capital LLC, as administrative agent, and the other lenders named therein (the "Credit Agreement"). The maturity date of the Credit Agreement is April 30, 2004; provided however, that the Company is required to make monthly payments of principal of $190 in August through September 2003, $200 in October through December 2003 and $225 in January through March 2004. The Company is not permitted to make any additional borrowings under the Credit Agreement. The interest rate on the credit facility is equal to the prime rate plus 2 1/2%. The Company granted the lenders under the Credit Agreement a security interest in substantially all of the Company's assets and the assets of its subsidiaries and pledged the stock of its subsidiaries.

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

            The Company was in compliance with this covenant at June 30, 2003.

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

(5) Stockholders' Equity and Stock Options and Warrants

      Stock Options and Warrants

      From January 1, 2003 to June 30, 2003, the Company issued options to purchase 160,000 shares of its common stock to certain directors, employees and consultants to the Company under its 2000 Stock Option plan. The Company also cancelled options to purchase 155,000 shares of its common stock. The Company also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share as part of non-competition agreements.

      Preferred Stock

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

      In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Stock shall be entitled to receive out of the assets of the Company, a sum in cash equal to $100.00 per share before any amounts are paid to the holders of the Company common stock and on a pari passu with the holders of the Series A Convertible Preferred Stock. The holders of Series B Stock shall have no voting rights, except as required by law and except that the vote or consent of the holders of a majority of the outstanding shares of Series B Stock, voting separately as a class, will be required for any amendment, alteration or repeal of the terms of the Series B Stock that adversely effects the rights, preferences or privileges of the Series B Stock

(6) Litigation Settlement

      In December 1998 the Company acquired certain assets from a third party. The parties also entered into certain other agreements including a mailing agreement and a non-compete agreement. As consideration for the assets acquired and the related transactions, including the mailing agreement and the non-compete agreement, the third party received cash consideration of $30,750 and an aggregate of 325,000 shares of the Company's common stock (the "Shares") and warrants to purchase an additional 100,000 shares of the Company's common stock. The parties also entered into a Registration and Shareholder Rights Agreement pursuant to which, the Company granted the third party the right under certain circumstances, commencing December 31, 2004, to require the Company to purchase from the third party the Shares at a price of $15.00 per Share.

      During the fourth quarter of 2000, the Company reviewed long-lived assets and certain related identifiable intangibles. The Company determined that the revised estimates of cash flows from the assets acquired would no longer be sufficient to recover the carrying value of goodwill associated with the acquisition. As a result, in the fourth quarter of 2000, the Company recorded an impairment charge of $22,785, representing the entire amount of unamortized goodwill.

      In 2001, the Company commenced litigation alleging, among other things, that the Company was fraudulently induced to purchase certain of the assets. On June 16, 2003, Audio Book Club, Inc. ("ABC"), a wholly owned subsidiary of MediaBay entered into a settlement agreement with respect to the lawsuit. Pursuant to the settlement agreement, ABC received $350 in cash, the return for cancellation of 325,000 shares of MediaBay common stock issued in connection with the acquisition and the termination of put rights granted to the seller in the acquisition with respect to 230,000 of the shares (put rights with respect to the remaining 95,000 shares had previously terminated). The termination of the put rights terminated a $3,450 future contingent obligation of MediaBay and results in a corresponding increase in stockholders' equity.

      The calculation of the settlement of litigation recorded in Contributed Capital is as follows:

      Termination of contingent put rights                               $ 3,450
      Return for cancellation of 325,000 shares of common stock              247
      Cash received                                                          350
                                                                         -------
      Total received in settlement of litigation                           4,047
      Legal and other costs incurred in connection with the litigation     1,040
                                                                         -------
      Settlement of litigation recorded in Contributed Capital           $ 3,007
                                                                         =======

(7) Net Income (Loss) Per Share of Common Stock

      Basic (loss) earnings per share was computed using the weighted average number of common shares outstanding for the three and six months ended June 30, 2003 of 14,341,376 and for the three and six months ended June 30, 2002 of 13,987,118 and 13,926,811, respectively.

      For the three months ended June 30, 2003 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 586,000 common equivalent shares, as calculated under the treasury stock method and 16,910,000 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $346 for the three months ended June 30, 2003.

      For the six months ended June 30, 2003 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 813,000 common equivalent shares, as calculated under the treasury stock method and 16,781,000 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $652 for the six months ended June 30, 2003.

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

(8) Commitments

      On April 18, 2003, the Company signed a sixty-six month extension of its lease on its office space in Cedar Knolls, New Jersey. Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

      Year ending December 31,
      2003...............................................   $   156
      2004...............................................       168
      2005...............................................       192
      2006...............................................       198
      2007...............................................       204
      Thereafter.........................................       310
                                                            -------
      Total lease commitments............................   $ 1,228
                                                            =======

      On May 1, 2003, the Company entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick, the Company's former Chairman. The agreement provides, among other things that XNH will provide consulting and advisory services to MediaBay and that XNH will be under the direct supervision of the Company's Board of Directors. For its services, the Company has agreed to pay XNH a fee of $8 per month and to provide Mr. Herrick with health insurance and other benefits applicable to the Company's officers to the extent such benefits may be provided under the Company's benefit plans. The consulting agreement provides that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 pursuant to which, the Company agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, the Company's Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of the Company or any subsidiary or in any other capacity shall remain in full force and effect and to also indemnify XNH on the same basis. Mr. Herrick resigned as Chairman of MediaBay, Inc. effective May 1, 2003 and the Company and Mr. Herrick terminated the employment agreement signed as of November 2, 2002 on May 1, 2003.

(9) Supplemental Cash Flow Information

      Cash paid for interest expense was $284 and $357 for the six months ended June 30, 2003 and 2002, respectively.

      During the six months ended June 30, 2002, the Company issued 19,986 shares of the Company's common stock to consultants under consulting agreements. The shares have been valued at $50 and are being amortized to expense over the period of benefit.

(10) Segment Reporting

      For 2003 and 2002, the Company has divided its operations into four reportable segments: Corporate; Audio Book Club ("ABC") a membership-based club selling audiobooks via direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the six months ended June 30, 2003 and 2002 from its RadioClassics subsidiary. Inter-segment sales are recorded at prevailing sales prices.

Segment Reporting
Three Months Ended June 30, 2003

                                                       Corporate       ABC         RSI       Mbay.com   Inter-segment  Total
                                                       ---------       ---         ---       --------   -------------  -----
Sales, net of returns, discounts and allowances             --        7,274       2,110          35          (11)       9,408
Operating (loss) profit before depreciation
and amortization                                          (104)         448         260        (140)          --          327
Depreciation and amortization                               61           26          11          --           --           99
Interest expense                                           529          532
Dividends on preferred stock                                62           --           3          --           --           62
Net income (loss) applicable to common shares             (756)         422         246        (140)          --         (228)
Total assets                                                --       29,317      16,187           3           --       45,452
Acquisition of fixed assets                                 --            3           1          --          (55)           4

Three Months Ended June 30, 2002

                                                       Corporate       ABC         RSI       Mbay.com   Inter-segment   Total
                                                       ---------       ---         ---       --------   -------------  -----
Sales, net of returns, discounts and allowances        $    --      $ 9,208     $ 2,775     $    57      $   (63)     $11,977
Operating (loss) profit before depreciation
and amortization                                        (1,104)       1,784         597        (115)          38        1,200
Depreciation and amortization                              385           33          30          --           --          448
Interest expense                                           768           --          37          --           --          805
Dividends on preferred stock                                57           --          --          --           --           57
Net income (loss) applicable to common shares           (1,929)       1,784         560        (115)          38          338
Total assets                                                --       29,171      18,557           2          (65)      47,665
Acquisition of fixed assets                                 --            3          11          --           --           14

Six Months Ended June 30, 2003

                                                       Corporate       ABC         RSI       Mbay.com   Inter-segment   Total
                                                       ---------       ---         ---       --------   -------------   -----
Sales, net of returns, discounts and allowances             --       15,380       4,710          52          (37)      20,105
Operating (loss) profit before depreciation and
amortization                                            (1,269)         809         358        (296)           5         (393)
Depreciation and amortization                              121           54          26          --           --          198
Interest expense                                         1,048           --           7          --           --         1055
Dividends on preferred stock                               118           --          --          --           --          118
Net income (loss) applicable to common shares           (2,556)         755         328        (296)           5       (1,764)
Total assets                                                --       29,317      16,187           3          (55)      45,452
Acquisition of fixed assets                                 --           13           2          --           --           15

Six Months Ended June 30, 2002

                                                       Corporate       ABC         RSI      Mbay.com    Inter-segment   Total
                                                       ---------       ---         ---      --------    -------------   -----
Sales, net of returns, discounts and allowances        $    --      $17,129     $ 4,307     $   107      $   (86)      21,457
Operating (loss) profit                                 (2,116)       2,837         692        (231)          38        1,220
Operating (loss) profit before depreciation
and amortization                                           821           64          60          --           --          945
Interest expense                                         1,493           --          45          --           --        1,538
Dividends on preferred stock                               102           --          --          --           --          102
Net income (loss) applicable to common shares           (3,711)       2,837         647        (231)          38         (420)
Total assets                                                --       29,171      18,557           2          (65)      47,665
Acquisition of fixed assets                                 --           73          18          --           --           91

(11) Recent Accounting Pronouncements

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

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146"). SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which allowed recognition at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

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

(12) Subsequent Events

      On July 31, 2003, a director exercised options to purchase 300,000 shares of MediaBay common stock at an exercise price of $.50 per share pursuant to an Option Agreement dated November 23, 2001. The options were exercised on a "cash-less" basis and the closing stock price on July 31, 2001 was $.78, accordingly, the Company issued to the director a certificate for 107,692 shares of MediaBay common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Forward-looking Statements

      Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, without limitation, the Company's history of losses; its ability to meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect its databases and other intellectual property from unauthorized access; pay trade creditors and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of its marketing strategies; product returns; and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

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

Results of Operations

      Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Sales, net of returns, discounts and allowances for the three months ended June 30, 2003 were $9,407 a decrease of $2,570, as compared to $11,977 for the three months ended June 30, 2002. The decrease in sales is principally due to decreased sales at our Audio Book Club of $1,934 in large part due to a decrease in membership and new member sales as a result of the timing and size of new member marketing activities during 2003 and higher return rates from members acquired in 2002 and $1,610 lower wholesale sales of our old-time radio products due to lower consumer demand and higher returns. This decrease was partially offset by $938 of sales in the three months ended June 30, 2003, of The World's Greatest Old-Time Radio continuity program, a program introduced in the third quarter of 2002, which is similar to Audio Book Club and offers old-time radio products.

      Cost of sales for the three months ended June 30, 2003 decreased $1,070 to $4,124 from $5,194 in the prior comparable period. Cost of sales as a percentage of net sales increased to 43.8% from 43.4%. Principally due to lower sales, as described above, gross profit decreased $1,500, to $5,283 for the three months ended June 30, 2003 as compared to $6,783 for the three months ended June 30, 2002.

      Advertising and promotion expenses increased $24 to $2,612 for the three months ended June 30, 2003 as compared to $2,588 in the prior comparable period. The increase is principally due to increased advertising expenditures during the year ended December 31, 2002 compared to the year ended December 31, 2001, which resulted in increased amortization of deferred member acquisition costs in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The Company actually spent $1,851 on advertising in the three months ended June 30, 2003; a reduction of $1,413, as compared to $3,264 spent on advertising in the three months ended June 30, 2002.

      General and administrative expenses for the three months ended June 30, 2003 decreased $341 to $2,206 from $2,547 for the three months ended June 30, 2002. The decrease in general and administrative expenses is due to lower professional fees and other general and administrative costs partially offset by a $248 increase in bad debt expense principally relating to higher bad debt rates at Audio Book Club relating to higher new member intake in 2002 principally from members obtained through the Internet.

      Depreciation and amortization expenses for the three months ended June 30, 2003 were $99, a decrease of $349, as compared to $448 for the prior comparable period. The decrease is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2002. Interest expense for the three months ended June 30, 2003 decreased $273 to $532 as compared to $805 for the three months ended June 30, 2002. The decrease is principally due to the pay down of a portion of our senior credit facility, a decrease in interest rates on our variable rate debt as interest rates have declined and inclusion in the three months ended June 30, 2002 of $215 for amortization of debt discount and deferred financing fees as compared to $128 for the three months ended June 30, 2003. Preferred dividends for the three months ended June 30, 2003 were $62 as compared to $57 for the three months ended June 30, 2002. The increase is due to the issuance in May 2003 of 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335.

      Principally due to lower sales and related gross profit, partially offset by lower general and administrative expenses, amortization and depreciation and interest expense, the Company reported a net loss applicable to common shares of $228, or $.02 per diluted share of common stock as compared to net income applicable to common shares for the three months ended June 30, 2003 of $338, or $.02 per diluted share for the three months ended June 30, 2002.

      Six Months Ended June 30, 2003 Compared to Six Months Ended
      June 30, 2002

      Sales, net of returns, discounts and allowances for the six months ended June 30, 2003 were $20,105, a decrease of $1,352, as compared to $21,457 for the six months ended June 30, 2002. The decrease in sales is principally due to decreased sales at our Audio Book Club of $1,749 in large part due to a decrease in membership and new member sales as a result of the timing and size of new member marketing activities during 2003 and higher returns from members acquired in 2002, and $1,466 lower wholesale sales of our old-time radio products due to lower consumer demand and higher returns. The decrease was partially offset by $1,586 of sales in the six months ended June 30, 2003, of The World's Greatest Old-Time Radio continuity program, a program introduced in the third quarter of 2002, which is similar to Audio Book Club and offers old-time radio products and an increase in old-time radio direct-to-consumer sales of $199 principally from a radio advertising campaign.

      Cost of sales for the six months ended June 30, 2003 decreased $124 to $9,359 from $9,483 in the prior comparable period. Cost of sales as a percentage of net sales increased to 46.5% for the six months ended June 30, 2003 compared to 44.2% for the three months ended June 30, 2002. The increase in cost of goods sold as a percentage of net sales is principally due to an increase at the Radio Spirits operations as a result of discounting in the direct mail business relating to a new customer acquisition program marketed through a radio advertising campaign, increased returns in the wholesale business resulting in higher fulfillment costs as a percentage of revenue and increased provisions for obsolete inventory and an increase in new members in The World's Greatest Old-Time Radio continuity, whose initial purchases are at substantially reduced prices. Principally due to lower sales, gross profit decreased $1,228 to $10,746 for the six months ended June 30, 2003 as compared to $11,974 for the six months ended June 30, 2002.

      Advertising and promotion expenses increased $683 to $5,459 for the six months ended June 30, 2003 as compared to $4,776 in the prior comparable period. The increase is principally due to increased advertising expenditures during the year ended December 31, 2002 compared to the year ended December 31, 2001, which resulted in increased amortization of deferred member acquisition costs in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The Company actually spent $4,223 on advertising in the six months ended June 30, 2003; a reduction of $2,583, as compared to $6,806 spent on advertising in the six months ended June 30, 2002.

      General and administrative expenses for the six months ended June 30, 2003 increased $648 to $5,680 from $5,033 for the six months ended June 30, 2002. General and administrative expense increases are principally attributable to increased bad debt expense of $762, principally relating to higher bad debt rates at Audio Book Club relating to higher new member intake in 2002 principally from members obtained through the Internet, partially offset by lower professional fees and other expenses.

      Depreciation and amortization expenses for the six months ended June 30, 2003 were $198, a decrease of $747, as compared to $945 for the prior comparable period. The decrease is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2002.

      Net interest expense for the six months ended June 30, 2003 decreased $483 to $1,055 as compared to $1,538 for the six months ended June 30, 2001. The decrease is principally due to the pay down of a portion of our senior credit facility, a decrease in interest rates on our variable rate debt as interest rates have declined and inclusion in net interest expense of $248 and $449 for the six months ended June 30, 2003 and 2002, respectively, for amortization of debt discount related to warrants and beneficial conversion features related to our financings. Preferred stock dividends were $118 and $102 for the six months ended June 30, 2003 and 2002, respectively. The increase in preferred stock dividends is due to the issuance in May 2003 of 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335.

      Due to the lower sales and related gross profit, higher advertising expenses and bad debt expense, partially offset by lower amortization, depreciation and interest expense, the Company reported a net loss applicable to common shares of $1,764, or $.12 per diluted share of common stock as compared to a net loss applicable to common shares for the six months ended June 30, 2003 of $420, or $.03 per diluted share.

Liquidity and Capital Resources

      Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and the Company's principal shareholders.

      At June 30, 2003, the Company owed approximately $12,562 to trade and other creditors. Approximately $5,638 of these accounts payable were more than 60 days past due. If the Company does not make satisfactory payments to its vendors they may refuse to continue to provide it products or services on credit, which could interrupt the Company's supply of products or services.

      The Company has implemented a series of initiatives to increase cash flow including significant reductions in marketing and advertising expenditures to attract new members to its Audio Book Club. There can be no assurance that the Company will not in the future require additional capital to pay its creditors, fund the expansion of operations, make acquisitions or for working capital. Management believes that additional sources of capital are available if required.

      For the six months ended June 30, 2003, cash decreased by $369, as the Company had net cash provided by operating activities of $660 and used net cash of $265 and $764 for investing and financing activities, respectively. Net cash provided by operating activities principally consisted of net income of $1,243, depreciation and amortization expenses of $198, amortization of deferred financing costs and original issue discount of $248, non-current accrued interest and dividends payable of $534, decreases in accounts receivable, inventory and royalty advances of $1,246, $149 and $8, respectively, and a net decrease in deferred member acquisition costs of $1,246, partially offset by an increase in prepaid expenses of $132 and decreases in accounts payable and accrued expenses of $383 and net settlement costs of $690.

      On June 16, 2003, Audio Book Club, Inc. ("ABC"), a wholly owned subsidiary of MediaBay entered into a settlement agreement with respect to a lawsuit in which ABC was the plaintiff and arising out of an acquisition made by ABC. Pursuant to the settlement agreement, ABC received $350 in cash, the return for cancellation of 325,000 shares of MediaBay common stock issued in connection with the acquisition and the termination of put rights granted to the seller in the acquisition with respect to 230,000 of the shares (put rights with respect to the remaining 95,000 shares had previously terminated). The termination of the puts rights terminates a $3,450 future contingent obligation of MediaBay and results in a corresponding increase in stockholders' equity.

      The calculation of the settlement of litigation is as follows:

      Termination of contingent put rights                               $ 3,450
      Return for cancellation of 325,000 shares of common stock              247
      Legal and other costs incurred in connection with the
      litigation, net of cash received of $350                               690
                                                                         -------
      Net settlement of litigation recorded in Contributed Capital       $ 3,007
                                                                         =======

      The decrease in accounts receivable was primarily attributable to the collection of retail receivables from the holiday selling season from our radio programs. The decrease in deferred member acquisition cost is due to changes in the timing and reduction of the size of marketing campaigns to attract new members due both to an attempt to target the best performing members and cash constraints which have limited our ability to execute planned campaigns. The Company actually spent $4,223 on advertising in the six months ended June 30, 2003; a reduction of $2,583, as compared to $6,806 spent on advertising in the six months ended June 30, 2002. The increase in prepaid expenses is principally due to the timing of marketing activities.

      Net cash used in investing activities consists of acquisition of fixed assets of $15, principally computer equipment and the acquisition of intangible assets and goodwill, including legal fees and other costs incurred in obtaining covenants not to compete from a former employee and a former consultant of $92, and the acquisition of certain old-time radio assets of $158.

      In accordance with the terms of its senior credit facility, the Company repaid $1,050 of principal on its senior credit facility during the six months ended June 30, 2003. On April 9, 2003, the maturity date of the principal amount of the senior credit facility of $4,030 was extended to April 30, 2004 with certain conditions. In addition to its scheduled monthly principal payments of $190 in August through September 2003 and $200 in October through December 2003; the Company is required to make payments of $225 per month for the months of January, February and March 2004. The interest rate for the revolving credit facility is the prime rate plus 2.5%.

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

      On April 18, 2003 the Company signed a sixty-six month extension of its lease on its office space in Cedar Knolls, New Jersey. Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

      Year ending December 31,

      2003...............................................     $   156
      2004...............................................         168
      2005...............................................         192
      2006...............................................         198
      2007...............................................         204
      Thereafter.........................................         310
                                                              -------
      Total lease commitments............................     $ 1,228
                                                              =======

      On May 1, 2003, the Company entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick, the Company's former Chairman. The agreement provides, among other things that XNH will provide consulting and advisory services to MediaBay and that XNH will be under the direct supervision of the Company's Board of Directors. For its services, the Company has agreed to pay XNH a fee of $8 per month and to provide Mr. Herrick with health insurance and other benefits applicable to the Company's officers to the extent such benefits may be provided under the Company's benefit plans. The consulting agreement provides that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 pursuant to which, the Company agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, the Company's Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of the Company or any subsidiary or in any other capacity shall remain in full force and effect and to also indemnify XNH on the same basis. Mr. Herrick resigned as Chairman of MediaBay, Inc. effective May 1, 2003 and the Company and Mr. Herrick terminated the employment agreement signed as of November 2, 2002 on May 1, 2003.

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

      The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of June 30, 2003 of $16,597, net of original issue discount of $354, of which interest on $8,494 principal amount of this debt is payable at the prime rate plus 2.0 to 2.5%. If the prime rate were to increase the Company's interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on its fair values, cash flows, or earnings for the six months ended June 30, 2003. All of the Company's other debt is at fixed rates of interest.

Item 4. Controls and Procedures

      The Company's certifying officers have concluded based on an evaluation of the Company's disclosure controls and procedures that was carried out under their supervision and with their participation that the disclosure controls and procedures as of the end of the quarter ended June 30, 2003 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-Q was being prepared and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there was no change in internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - Other Information

Item 2: Changes in Securities and Use of Proceeds (Dollars in thousands, except per share date)

      In the six months ended June 30, 2003, the Company issued plan options to purchase 160,000 shares of its common stock to officers, employees and Board members. The options have exercise prices ranging from $1.25 to $1.50, vest at various times and have a five-year exercise period. The Company also cancelled five-year plan options to purchase a total of 155,000 shares of common stock. We also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share.

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

Item 6: Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            31.1  Rule 13a-14(a) Certificate of Principal Executive Officer

            31.2  Rule 13a-14(a) Certificate of Principal Financial Officer

            32.1 Certification of Hakan Lindskog, Chief Executive Officer of MediaBay, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            Report dated June 24, 2003 reporting changes in Company's certifying accountants.

            Report dated June 16, 2003, reporting Audio Book Club, Inc.'s ("ABC"), a wholly-owned subsidiary of MediaBay, settlement agreement with respect to a lawsuit in which ABC was the plaintiff.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MediaBay, Inc.


Dated:  August 11, 2003        By:  /s/ Hakan Lindskog
                                    -------------------------------------
                                    Hakan Lindskog
                                    Chief Executive Officer and President


Dated   August 11, 2003        By:  /s/ John F. Levy
                                    -------------------------------------
                                    John F. Levy
                                    Chief Financial Officer
                                    (principal accounting and financial officer)