Form 10-Q
period 2003-09-30
MEDIABAY INC
filed 2003-11-06
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

As of November 6, 2003, there were 14,152,786 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.

                        Quarter ended September 30, 2003
                                    Form 10-Q
                                      Index

                                                                            Page
                                                                            ----
PART I: Financial Information

Item 1: Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at September 30, 2003
         and December 31, 2002, (unaudited)                                    3

         Condensed Consolidated Statements of Operations for the three
         and nine months ended September 30, 2003 and 2002, (unaudited)        4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2003 and 2002, (unaudited)                 5

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                            15

Item 3: Quantitative and Qualitative Disclosures of Market Risk               22

Item 4. Controls and Procedures                                               22

Part II: Other Information

Item 2: Changes in Securities and Use of Proceeds                             23

Item 6: Exhibits and Reports on Form 8-K                                      23

        Signatures                                                            24

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                                 MEDIABAY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            September 30,  December 31,
                                                                                                2003           2002
                                                                                            -------------  ------------
                                         Assets

Current assets:
     Cash and cash equivalents                                                                $    975       $    397
      Accounts receivable,  net of allowances for sales returns and doubtful accounts of
       $4,900 and $5,325 at September 30, 2003 and December 31, 2002, respectively               6,071          7,460
     Inventory                                                                                   4,776          5,244
     Prepaid expenses and other current assets                                                     400            503
     Royalty advances                                                                            1,071          1,044
                                                                                              --------       --------
          Total current assets                                                                  13,293         14,648
Fixed assets, net of accumulated depreciation of $777 and $665 at September 30, 2003
    and December 31, 2002, respectively                                                            260            358
Deferred member acquisition costs                                                                5,254          7,396
Deferred income taxes                                                                           16,224         16,224
Other intangibles, net                                                                              84            122
Goodwill                                                                                         9,658          9,871
                                                                                              --------       --------
                                                                                              $ 44,773       $ 48,619
                                                                                              ========       ========

                          Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                    $ 14,012       $ 16,616
     Due to bridge loan investors                                                                  965             --
     Current portion - long-term debt                                                            3,150          2,368
                                                                                              --------       --------
          Total current liabilities                                                             18,127         18,984
                                                                                              --------       --------
Long-term debt and related accrued interest, net of original issue discount of $248 and
    $567 at September 30, 2003 and December 31, 2002, respectively                              13,496         14,680
Common stock subject to contingent put rights                                                    1,100          4,550

Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares of
    Series A issued and outstanding at September 30, 2003 and December 31, 2002 and 3,350 shares and no shares of Series B at September 30, 2003 and December 31, 2002,
    respectively                                                                                 2,828          2,500

Common stock; no par value, authorized 150,000,000 shares; issued and outstanding
    14,137,401 at September 30, 2003 and 14,341,376 at December 31, 2002, respectively          94,567         94,800
Contributed capital                                                                             11,281          8,251
Accumulated deficit                                                                            (96,626)       (95,146)
                                                                                              --------       --------
           Total stockholders' equity                                                           12,050         10,405
                                                                                              --------       --------
                                                                                              $ 44,773       $ 48,619
                                                                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       Three months ended               Nine months ended
                                                                          September 30,                   September 30,
                                                                          -------------                   -------------
                                                                      2003            2002             2003             2002
                                                                   ----------      ----------       ----------       ----------
Sales, net of returns, discounts and allowances of $4,753 and
     $4,598, and $14,174 and $10,889 for the three and nine
     months ended September 30, 2003 and 2002, respectively        $    9,572      $   11,267       $   29,677       $   32,724
Cost of sales                                                           4,252           5,241           13,611           14,724
                                                                   ----------      ----------       ----------       ----------
     Gross profit                                                       5,320           6,026           16,066           18,000
Advertising and promotion                                               2,069           2,633            7,528            7,409
Bad debt                                                                  931             641            2,734            1,682
General and administrative                                              1,613           1,868            5,491            5,850
Depreciation and amortization                                              65             191              263            1,136
                                                                   ----------      ----------       ----------       ----------
         Operating income                                                 642             703               50            1,923
Interest expense                                                          295             833            1,347            2,371
                                                                   ----------      ----------       ----------       ----------
         Income (loss) before income taxes                                347            (130)          (1,297)            (448)
Income tax expense                                                         --              --               --               --
                                                                   ----------      ----------       ----------       ----------
         Net income (loss)                                                347            (130)          (1,297)            (448)
Dividends on preferred stock                                               62              57              183              159
                                                                   ----------      ----------       ----------       ----------
         Net income (loss) applicable to common shares             $      285      $     (187)      $   (1,480)      $     (607)
                                                                   ==========      ==========       ==========       ==========

Basic and diluted income (loss) per share:
         Basic income (loss) per common share                      $      .02      $     (.01)      $     (.10)      $     (.04)
                                                                   ==========      ==========       ==========       ==========
         Diluted income (loss) per common share                    $      .02      $     (.01)      $     (.10)      $     (.04)
                                                                   ==========      ==========       ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                       2003            2002
                                                                                    ---------       ---------
Cash flows from operating activities:
    Net loss applicable to common shares                                               (1,480)      $    (607)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                     263           1,136
        Amortization of deferred member acquisition costs                               4,525           4,011
        Non-current accrued interest and dividends                                        818             196
        Amortization of deferred financing costs and debt discount                        379           1,268
        Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
           Decrease (increase) in accounts receivable, net                              1,389          (2,036)
           Decrease (increase) in inventory                                               468          (1,381)
           Decrease (increase) in prepaid expenses                                         78            (275)
           (Increase) in royalty advances                                                 (26)            (78)
           Increase in deferred member acquisition costs                               (2,383)         (6,761)
           (Decrease) increase in accounts payable and accrued expenses                (2,381)          4,766
                                                                                    ---------       ---------
                  Net cash provided by (used in) operating activities                   1,650             239
                                                                                    ---------       ---------
Cash flows from investing activities:
        Acquisition of fixed assets                                                       (15)           (106)
        Assets acquired, net of cash                                                     (148)           (675)
        Acquisition of intangible assets                                                 (102)             --
                                                                                    ---------       ---------
                  Net cash used in investing activities                                  (265)           (781)
                                                                                    ---------       ---------
Cash flows from financing activities:
        Proceeds from exercise of stock options and warrants                               --             214
        Net proceeds from issuance of long-term debt                                       --           1,500
        Payment of long-term debt                                                      (1,390)         (1,150)
        Increase in deferred financing costs                                              (40)            (64)
        Proceeds from issuance of Preferred Stock                                         348              --
        Payments  made in  connection  with  litigation  settlement
        recorded in contributed capital, net of cash received                            (690)             --
        Cash received from bridge loan investors                                          965              --
                                                                                    ---------       ---------
                  Net cash (used in) provided by financing activities                    (807)            500
                                                                                    ---------       ---------
Net increase (decrease) in cash and cash equivalents                                      578             (42)
Cash and cash equivalents at beginning of period                                          397              64
                                                                                    ---------       ---------
Cash and cash equivalents at end of period                                          $     975       $      22
                                                                                    =========       =========

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

Stock-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the three and nine months ended June 30, 2003 and 2002 would have been as follows:

                                                                Three Months Ended                 Nine Months
                                                                   September 30,               Ended September 30,
                                                                ------------------             -------------------
                                                                2003            2002            2003            2002
                                                                ----            ----            ----            ----
Net income (loss) income applicable to common shares,
     as reported                                             $     285       $    (187)      $  (1,480)      $    (607)
Add: Stock-based employee compensation expense
     included in reported net loss applicable to common
     shares, net of related tax effects                             --              --              --              --
Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                           (601)           (132)           (637)           (445)
                                                             ---------       ---------       ---------       ---------
Pro forma net (loss) income applicable to common shares      $    (316)      $    (319)      $  (2,117)      $  (1,052)
                                                             =========       =========       =========       =========

Net (loss) income per share
Basic and diluted - as reported                              $     .02       $    (.01)      $    (.10)      $    (.04)
                                                             =========       =========       =========       =========
Basic and diluted - pro forma                                $    (.02)      $    (.02)      $    (.15)      $    (.08)
                                                             =========       =========       =========       =========

      No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                              No. of     Exercise     Assumed       Risk-free       Fair Value
         Date                 Shares      Price      Volatility   Interest Rate      per Share
         ----                 ------      -----      ----------   -------------      ---------
First Nine Months 2002        290,000      $2.94        165%          4.49%           $1.53
First Nine Months 2003      2,213,856      $0.97        165%          4.85%           $ .29

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

      The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $28 and $129 and $149 and $950 for the three and nine months ended September 30, 2003 and 2002, respectively. The Company estimates intangible amortization expenses of the following:

Three months ended December 31, 2003      $  41
        Year ended December 31, 2004         13
        Year ended December 31, 2005          8
        Year ended December 31, 2006          8
        Year ended December 31, 2007          8
        Year ended December 31, 2008          1
                                          -----
                               Total      $  79
                                          =====

      The following table presents details of Other Intangibles at September 30, 2003 and December 31, 2002:

                                       September 30, 2003                       December 31, 2002
                             ------------------------------------      ------------------------------------
                                          Accumulated                             Accumulated
                               Cost      Amortization       Net          Cost     Amortization        Net
                               ----      ------------       ---          ----     ------------        ---
Mailing Agreements           $    592      $    592      $     --      $    592      $    524      $     68
Customer Lists                  4,380          4380            --         4,380         4,380            --
Non-Compete Agreements            313           234            79           200           151            49
Other                               5            --             5             5            --             5
                             --------      --------      --------      --------      --------      --------
Total Other Intangibles      $  5,290      $  5,204      $     84      $  5,177      $  5,055      $    122
                             ========      ========      ========      ========      ========      ========

      Goodwill of $9,658 and $9,871 as of September 30, 2003 and December 31, 2002 respectively is attributable to the Company's Radio Spirits business. The change of $213 is related to the finalization of the acquisition of Great American Audio, which occurred in March 2002.

(4) Long-term Debt

      Bank Debt

      As of November 1, 2003, the Company had $3,075 of indebtedness outstanding under the Amended and Restated Credit Agreement dated as of October 3, 2002, as amended, by and among the Company and Radio Spirits, Inc. and Audio Book Club, Inc., wholly-owned subsidiaries of the Company, as co-borrowers, and ING (U.S.) Capital LLC, as administrative agent, and the other lenders named therein (the "Credit Agreement"). The maturity date of the Credit Agreement is April 30, 2004; provided however, that the Company is required to make monthly payments of principal of $75 in November through March 2004. The Company is not permitted to make any additional borrowings under the Credit Agreement. The interest rate on the credit facility is equal to the prime rate plus 2 1/2%. The Company granted the lenders under the Credit Agreement a security interest in substantially all of the Company's assets and the assets of its subsidiaries and pledged the stock of its subsidiaries.

      The Company is required to maintain Minimum EBITDA, as defined below, of the following:

      1) $5,000,000 for the period beginning on January 1, 2001 and ending prior to September 30, 2003;

      2) $6,000,000 for the period beginning on January 1, 2001 and ending prior to December 31, 2003.

      3) $7,000,000 for the period beginning on January 1, 2001 and ending prior to March 31, 2004.

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

      The Company was in compliance with this covenant at September 30, 2003.

      In addition to limiting the Company's ability to incur additional indebtedness, the Credit Agreement prohibits the Company from, among other things:

      1) merging into or consolidating with another entity;

      2) selling all or substantially all of its assets;

      3) declaring or paying cash dividends; and

      4) materially changing the nature of its business.

      The Company anticipates making the principal payments from cash flow generated from operations.

      The balance of the Company's bank debt, after making the above payments, of $2,700 is due April 30, 2004. We are currently seeking to refinance or extend this debt. Historically we have been able to extend the maturity of this debt.

(5) Stockholders' Equity and Stock Options and Warrants

      Stock Options and Warrants

      From January 1, 2003 to September 30, 2003, the Company issued options to purchase 210,000 shares of its common stock to certain directors, employees and consultants to the Company under its 2000 Stock Option plan and 2,123,856 shares of its common stock to certain directors, employees and consultants to the Company under its 2001 Stock Option plan. The Company also cancelled options to purchase 155,000 shares of its common stock and options to purchase 323,000 shares expired during the nine months ended September 30, 2003. The Company also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share as part of non-competition agreements.

      On July 31, 2003, a director exercised options to purchase 300,000 shares of MediaBay common stock at an exercise price of $.50 per share pursuant to an Option Agreement dated November 23, 2001. The options were due to expire based on their terms. The options were exercised on a "cashless" basis and the closing stock price on July 31, 2001 was $.78, accordingly, the Company issued to the director a certificate for 107,692 shares of MediaBay common stock. The director has not sold any of the stock received in the transaction.

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

      The calculation of the settlement of litigation recorded in Contributed Capital is as follows:

      Termination of contingent put rights                                  $  3,450
      Return for cancellation of 325,000 shares of common stock                  247
      Cash received                                                              350
                                                                            --------
      Total received in settlement of litigation                               4,047
      Legal and other costs incurred in connection with the litigation         1,040
                                                                            --------
      Settlement of litigation recorded in Contributed Capital              $  3,007
                                                                            ========

(7) Net Income (Loss) Per Share of Common Stock

      Basic income (loss) earnings per share was computed using the weighted average number of common shares outstanding for the three and nine months ended September 30, 2003 of 14,128,179 and 14,269,529, respectively and for the three and nine months ended September 30, 2002 of 14,218,640 and 14,025,157, respectively.

      Differences in the weighted average number of common shares outstanding for purposes of computing diluted earnings per share for the three months ended September 30, 2003 were due to the inclusion of 591,000 common equivalent shares, as calculated under the treasury stock method and 17,087,000 common equivalent shares relating to convertible subordinated debt calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income was $359 for the three months ended September 30, 2003. .

      For the nine months ended September 30, 2003 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 694,000 common equivalent shares, as calculated under the treasury stock method and 16,884,000 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $1,034 for the nine months ended September 30, 2003.

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

(8) Supplemental Cash Flow Information

      Cash paid for interest expense was $412 and $564 for the nine months ended September 30, 2003 and 2002, respectively.

      During the nine months ended September 30, 2003, the Company issued 13,333 shares of the Company's common stock to consultants under consulting agreements. The shares have been valued at $10 and are being amortized to expense over the period of benefit.

(9) Segment Reporting

      For 2003 and 2002, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs; and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the nine months ended September 30, 2003 and 2002 from its newest subsidiary RadioClassics, which is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

Three Months Ended September 30, 2003

                                                          Corporate         ABC        RSI      Mbay.com   Inter-segment     Total
                                                          -------------------------------------------------------------------------
Sales, net of returns, discounts and allowances           $     --       $  6,493   $  3,071    $     42     $    (34)     $  9,572
Profit (loss) before depreciation and amortization,
interest and dividends                                        (532)           541        813        (118)           3           707
Depreciation and amortization                                   30             25         10          --           --            65
Interest expense                                               292             --          3          --           --           295
Dividends on preferred stock                                    62             --         --          --           --            62
Net (loss) income applicable to common shares                 (916)           516        800        (118)           3           285
Total assets                                                    --         28,397     16,441           3          (68)       44,773
Acquisition of fixed assets                                     --             --         --          --           --            --

Three Months Ended September 30, 2002

                                                          Corporate         ABC        RSI      Mbay.com   Inter-segment     Total
                                                          -------------------------------------------------------------------------
Sales, net of returns, discounts and allowances           $     --       $  8,792   $  2,465    $     46     $    (36)     $ 11,267
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization, interest and
dividends                                                     (626)         1,516        121        (123)           6           894
Depreciation and amortization                                  129             31         31          --           --           191
Interest expense                                               817             --         16          --           --           833
Dividends on preferred stock                                    57             --         --          --           --            57
Net (loss) income applicable to common shares               (1,629)         1,485         74        (123)           6          (187)
Total assets                                                    --         30,492     20,606           3          (59)       51,042
Acquisition of fixed assets                                     --             14         --          --           --            14

Nine Months Ended September 30, 2003

                                                          Corporate         ABC        RSI      Mbay.com   Inter-segment     Total
                                                          -------------------------------------------------------------------------
Sales, net of returns, discounts and allowances           $     --       $ 21,873   $  7,781    $     94     $    (71)     $ 29,677
Profit (loss) before depreciation and amortization,
interest and dividends                                      (1,802)         1,351      1,172        (415)           7           313
Depreciation and amortization                                  151             79         33          --           --           263
Interest expense                                             1,337             --         10          --           --         1,347
Dividends on preferred stock                                   183             --         --          --           --           183

Net (loss) income applicable to common shares               (3,473)         1,272      1,129        (415)           7        (1,480)
Total assets                                                    --         28,397     16,441           3          (68)       44,773
Acquisition of fixed assets                                     --             13          2          --           --            15

Nine Months Ended September 30, 2002

                                                          Corporate         ABC        RSI      Mbay.com   Inter-segment     Total
                                                          -------------------------------------------------------------------------
Sales, net of returns, discounts and allowances           $     --       $ 25,920   $  6,772    $    154     $   (122)     $ 32,724
Profit (loss) before asset write-downs and strategic
charges, depreciation and amortization, interest and
dividends                                                   (1,921)         4,417        900        (354)          17         3,059
Depreciation and amortization                                  950             95         91          --           --         1,136
Interest expense                                             2,310             --         61          --           --         2,371
Dividends on preferred stock                                   159             --         --          --           --           159
Net income (loss) applicable to common shares               (5,340)         4,322        748        (354)          17          (607)
Total assets                                                    --         30,492     20,606           3          (59)       51,042
Acquisition of fixed assets                                     --             88         18          --           --           106

(10) Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FASB 150 had no impact on the Company's operating results or financial condition.

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

(11) Certain Transactions

      During the three months ended September 30, 2003, Norton Herrick, a director, provided a $100 guarantee to a vendor. The Company subsequently paid the vendor and the guarantee expired. Mr. Herrick received no compensation and did not profit from the transaction.

      During the three months ended September 30, 2003, Mr. Herrick also loaned the Company $100, the loan was subsequently included in the $1,065 financing described below.

(12) Subsequent Events

      On October 1, 2003, the Company completed a $1,065 financing consisting of the notes due September 23, 2004. The notes bear interest at 18%, provided for accrual of interest to maturity and have no prepayment penalty. In connection with the issuance of the notes, the Company issued to the investors, five year warrants to purchase 266,250 shares of MediaBay common stock at an exercise price of $0.80, the closing price of the stock on September 30, 2003. The Company has also agreed to issue the investors warrants to purchase an additional 266,250 shares of MediaBay common stock on April 1, 2004, if the notes have not been repaid. Purchasers of notes included Carl Wolf, Chairman of MediaBay and a wholly owned affiliate of Norton Herrick, a Board member.

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

Results of Operations

      Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Sales, net of returns, discounts and allowances for the three months ended September 30, 2003 were $9,572 a decrease of $1,695, as compared to $11,267 for the three months ended September 30, 2002. The decrease in sales is principally due to decreased sales at our Audio Book Club of $2,343 in large part due to a decrease in membership and new member sales. The Company has implemented a series of initiatives to increase cash flow including significant reductions in marketing and advertising expenditures to attract new members to its Audio Book Club. The decline in revenue at Audio Book Club was partially offset by an increase of $572 of sales in the three months ended September 30, 2003, of The World's Greatest Old-Time Radio continuity program as compared to the three months ended September 30, 2002. The World's Greatest Old-Time Radio continuity program is a program introduced in the third quarter of 2002, which is similar to Audio Book Club and offers old-time radio products.

      Cost of sales for the three months ended September 30, 2003 decreased $949 to $4,252 from $5,241 in the prior comparable period. Cost of sales as a percentage of net sales decreased to 44.4% for then three months ended September 30, 2003 from 46.5% for the three-month period ended September 30, 2002. Principally due to lower sales, as described above, gross profit decreased $706, to $5,320 for the three months ended September 30, 2003 as compared to $6,026 for the three months ended September 30, 2002. The decrease in cost of sales is principally due to lower sales and fewer new members enrolled at Audio Book Club and fewer new customers at The World's Greatest Old-Time Radio continuity program in the third quarter of 2003 as compared to the third quarter of 2002, which resulted in fewer introductory packages with heavily discounted products, which adversely affect cost of sales. Gross profit as a percentage of net sales increased to 55.6% for the three months ended September 30, 2003 as compared to 53.5% for the three months ended September 30, 2002.

      Advertising and promotion expenses decreased $564 to $2,069 for the three months ended September 30, 2003 as compared to $2,633 in the prior comparable period. The decrease is principally due to the acquisition of fewer new Audio Book Club members and The World's Greatest Old-Time Radio continuity program customers during the three months ended September 30, 2003 compared to the three months ended September 30, 2002, which resulted in a fewer new member and customer introductory packages, which include premiums that are expensed as new members and customers enroll and lower expenses for catalogs mailed to Audio Book Club members as a result of the Audio Book Club reduced active membership and the timing of catalog mailings

      Increases in bad debt expenses of $290 to $931, for the three months ended September 30, 2003, as compared to $641 for the three months ended September 30, 2002, are principally due to an increase in new members in 2002 from the Internet and our Passages Christian audiobook club whose non-pay rates have been significantly higher than our traditional Audio Book Club members.

      General and administrative expenses for the three months ended September 30, 2003 decreased $255 to $1,613 from $1,868 for the three months ended September 30, 2002 principally due to decreases in payroll and related expenses due to a restructuring of the Company, which when fully phased in by January 1, 2004, should result in annual savings in general and administrative costs of $1,400 and lower public relations and investor relation expenses, partially offset by an increase in insurance costs.

      Depreciation and amortization expenses for the three months ended September 30, 2003 were $65, a decrease of $126, as compared to $191 for the prior comparable period. The decrease is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2002.

      Interest expense for the three months ended September 30, 2003 decreased $538 to $295 as compared to $833 for the three months ended September 30, 2002. The decrease is principally due to the pay down of a portion of our senior credit facility, a decrease in interest rates on our variable rate debt as interest rates have declined, inclusion in the three months ended September 30, 2002 of $444 for amortization of debt discount and deferred financing fees as compared to $106 for the three months ended September 30, 2003 and forgiveness in September 2003 of $100 of interest recorded in 2002 to a vendor and reversal of interest accrued in the first six months of 2003 to the same vendor.. Preferred dividends for the three months ended September 30, 2003 were $62 as compared to $57 for the three months ended September 30, 2002.

      Principally due lower sales partially offset by the lower costs enumerated above and decreased amortization of goodwill and the Company reported a net income applicable to common shares of $285, or $0.02 per diluted share of common stock for the three months ended September 30, 2003, as compared to a net loss applicable to common shares of $187, or $0.01 per diluted share of common stock for the three months ended September 30, 2002.

      Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Sales, net of returns, discounts and allowances for the nine months ended September 30, 2002 were $29,677, a decrease of $3,047, as compared to $32,724 for the nine months ended September 30, 2002. The decrease in sales is principally due to decreased sales at our Audio Book Club of $4,274 due to significant reductions in marketing and advertising expenditures to attract new members and higher return rates from members acquired in 2002 and a decrease of $1,396 in wholesale sales of our old-time radio products partially offset by an increase of $2,158 of sales in the nine months ended September 30, 2003, of The World's Greatest Old-Time Radio continuity program as compared to the same period in 2002 and increases in our audiobook mystery continuity program of $226 and in revenue from syndication of our old-time radio shows to radio stations of $150.

      Cost of sales for the nine months ended September 30, 2003 decreased $1,113 to $13,651 from $14,724 in the prior comparable period. Cost of sales as a percentage of net sales increased to 45.9% for the nine months ended September 30, 2003 compared to 45.0% for the nine months ended September 30, 2002. The increase in cost of goods sold as a percentage of net sales is principally due to an increase at the Radio Spirits operations as a result of discounting in the direct mail business relating to a new customer acquisition program marketed through a radio advertising campaign, increased returns in the wholesale business resulting in higher fulfillment costs as a percentage of revenue and increased provisions for obsolete inventory partially offset by lower cost of sales as a percentage of sales at The World's Greatest Old-Time Radio continuity as the program was rolled out. Principally due to lower sales, gross profit decreased $1,933 to $16,066 for the nine months ended September 30, 2003 as compared to $18,000 for the nine months ended September 30, 2002.

      Advertising and promotion expenses increased $119 to $7,528 for the nine months ended September 30, 2003 as compared to $7,409 in the prior comparable period. The increase is principally due to more advertising expenditures during the year ended December 31, 2002 compared to the year ended December 31, 2001, which resulted in increased amortization of deferred member acquisition costs in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, and costs incurred in the testing of potential new products, partially offset by the acquisition of fewer new Audio Book Club members and The World's Greatest Old-Time Radio continuity program customers during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, which resulted in a fewer new member and customer introductory packages, which include premiums that are expensed as new members and customers enroll and lower expenses for catalogs mailed to Audio Book Club members as a result of the Audio Book Club reduced active membership and the timing of catalog mailings

      Increase in bad debt expenses of $1,052 to $2,734, for the nine months ended September 30, 2003, as compared to $1,682 for the three months ended September 30, 2002, are principally due to an increase in new members in 2002 from the Internet and our Passages Christian audiobook club whose non-pay rates have been significantly higher than our traditional Audio Book Club members and an increase in bad debt expense relating to The World's Greatest Old-Time Radio continuity program as sales increased. The bad debt experience for The World's Greatest Old-Time Radio continuity program has been what we anticipated.

      General and administrative expenses for the nine months ended September 30, 2003 decreased $359 to $5,491 from $5,850 for the nine months ended September 30, 2002. General and administrative expense decreases are principally attributable to lower payroll and related costs, public and investor relations, and travel and entertainment costs partially offset by higher insurance costs. General and administrative expenses for the nine months ended September 30, 2002 also included certain one-time costs relating to the moving of our old-time radio business from Illinois to New Jersey.

      Depreciation and amortization expenses for the nine months ended September 30, 2003 were $263, a decrease of $873, as compared to $1,136 for the prior comparable period. The decrease is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2002.

      Net interest expense for the nine months ended September 30, 2003 decreased $1,024 to $1,347 as compared to $2,371 for the nine months ended September 30, 2002. The decrease is principally due to the pay down of a portion of our senior credit facility, a decrease in interest rates on our variable rate debt as interest rates have declined, inclusion in net interest expense of $319 and $663 for the nine months ended September 30, 2003 and 2002, respectively, for amortization of debt discount related to warrants and beneficial conversion features related to our financings and forgiveness in September 2003 of $100 of interest recorded in 2002 to a vendor. Preferred stock dividends were $183 and $159 for the nine months ended September 30, 2003 and 2002, respectively. The increase in preferred stock dividends is due to the issuance in May 2003 of 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335.

      Due to the lower sales and related gross profit, and higher bad debt expense, partially offset by lower general and administrative expenses, amortization, depreciation and interest expense, the Company reported a net loss applicable to common shares of $1,480, or $0.10 per diluted share of common stock for the nine months ended September 30, 2003, as compared to a net loss applicable to common shares for the nine months ended September 30, 2002 of $607, or $.04 per diluted share.

Liquidity and Capital Resources

      Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and the Company's principal shareholders.

      At September 30, 2003, the Company owed approximately $10,680 to trade and other creditors. Approximately $6,160 of these accounts payable were more than 60 days past due. If the Company does not make satisfactory payments to its vendors they may refuse to continue to provide it products or services on credit, which could interrupt the Company's supply of products or services.

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

      For the nine months ended September 30, 2003, cash increased by $578, as the Company had net cash provided by operating activities of $1,650 and used net cash of $265 and $807 for investing and financing activities, respectively. Net cash provided by operating activities principally consisted of net loss of $1,480, depreciation and amortization expenses of $263, amortization of deferred financing costs and original issue discount of $379, non-current accrued interest and dividends payable of $817, decreases in accounts receivable, inventory and prepaid expenses of $1,389, $468 and $78, respectively, and a net decrease in deferred member acquisition costs of $2,142, partially offset by an increase in royalty advances of $26 and decreases in accounts payable and accrued expenses of $2,383.

      The decrease in accounts receivable was primarily attributable to lower sales. The decrease in inventory is principally due to lower sales .The decrease in deferred member acquisition cost is due to changes in the timing and reduction of the size of marketing campaigns to attract new members due both to an attempt to target the best performing members and cash constraints which have limited our ability to execute planned campaigns. The Company actually spent $5,386 on advertising in the nine months ended September 30, 2003; a reduction of $4,773, as compared to $10,159 spent on advertising in the nine months ended September 30, 2002. The increase in prepaid expenses is principally due to the timing of marketing activities.

      Net cash used in investing activities consists of acquisition of fixed assets of $15, principally computer equipment and the acquisition of intangible assets and goodwill, including legal fees and other costs incurred in obtaining covenants not to compete from a former employee and a former consultant of $102, and the acquisition of certain old-time radio assets of $148.

      In accordance with the terms of its senior credit facility, the Company repaid $1,390 of principal on its senior credit facility during the nine months ended September 30, 2003. On April 9, 2003, the maturity date of the principal amount of the senior credit facility of $4,030 was extended to April 30, 2004 with certain conditions. The Company is required to make payments of $75 per month for the months of October 2003 through March 2004. The interest rate for the revolving credit facility is the prime rate plus 2.5%.

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

      The calculation of the settlement of litigation is as follows:

      Termination of contingent put rights                                                 $  3,450
      Return for cancellation of 325,000 shares of common stock                                 247
      Legal and other costs incurred in connection with the  litigation,  net of cash
      received of $350                                                                          690
                                                                                           --------
      Net settlement of litigation recorded in Contributed Capital                         $  3,007
                                                                                           ========

      On October 1, 2003, the Company completed a $1,065 financing consisting of the notes due September 23, 2004. The notes bear interest at 18%, provided for accrual of interest to maturity and have no prepayment penalty. In connection with the issuance of the notes, the Company issued to the investors, five year warrants to purchase 266,250 shares of MediaBay common stock at an exercise price of $0.80, the closing price of the stock on September 30, 2003. The Company has also agreed to issue the investors warrants to purchase an additional 266,250 shares of MediaBay common stock on April 1, 2004, if the notes have not been repaid. Purchasers of notes included Carl Wolf, Chairman of MediaBay and a wholly owned affiliate of Norton Herrick, a Board member. As of September 30, 2003, the Company had received $965 of the bridge financing.

      During the three months ended September 30, 2003, Norton Herrick, a director, provided a $100 guarantee to a vendor. The Company subsequently paid the vendor and the guarantee expired. Mr. Herrick received no compensation and did not profit from the transaction.

      During the three months ended September 30, 2003, Mr. Herrick also loaned the Company $100, the loan was subsequently included in the $1,065 financing described above. On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335. Of the total sold, 1,400 shares ($140) were purchased by Carl Wolf, Chairman and a director of the Company, and 200 shares ($20) were purchased by John Levy, Executive Vice President and Chief Financial Officer of the Company. The holders of shares of Series B Convertible Preferred Stock will receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until the Company is permitted to make such payment in cash under its Agreement with its senior lender.

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

      On April 18, 2003 the Company signed a sixty-six month extension of its lease on its office space in Cedar Knolls, New Jersey. Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

      Year ending December 31,

      2003 .......................           $  156
      2004 .......................              168
      2005 .......................              192
      2006 .......................              198
      2007 .......................              204
      Thereafter .................              310
                                             ------
      Total lease commitments ....           $1,228
                                             ======

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FASB 150 had no impact on the Company's operating results or financial condition.

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

      The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of September 30, 2003, net of original issue discount of $, of $16,646 of which interest on $7,650 principal amount of this debt is payable at the prime rate plus 2.5%. If the prime rate were to increase our interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on our fair values, cash flows, or earnings for the three and nine months ended September 30, 2002. All of our other debt is at fixed rates of interest.

Item 4. Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended September 30, 2003 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2: Change in Securities and Use of Proceeds. (Dollars in thousands, except per shares data)

      From January 1, 2003 to September 30, 2003, the Company issued options to purchase 210,000 shares of its common stock to certain directors, employees and consultants to the Company under its 2000 Stock Option plan and 2,123,856 shares of its common stock to certain directors, employees and consultants to the Company under its 2001 Stock Option plan. The Company also cancelled options to purchase 155,000 shares of its common stock and options to purchase 323,000 shares expired during the nine months ended September 30, 2003. The Company also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share as part of non-competition agreements.

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

Item 6: Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            31.1  Rule 13a-14(a) Certificate of Principal Executive Officer

            31.2  Rule 13a-14(a) Certificate of Principal Financial Officer

            32.1 Certification of Ronald Celmer, Chief Executive Officer of MediaBay, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MediaBay, Inc.


Dated:November 6, 2003          By: /s/ Ronald Celmer
                                    --------------------------------------------
                                    Ronald Celmer
                                    Chief Executive Officer


Dated:November 6, 2003          By: /s/ John F. Levy
                                    --------------------------------------------
                                    John F. Levy
                                    Chief Financial Officer
                                    (principal accounting and financial officer)