Form 10-K
period 2003-12-31
MEDIABAY INC
filed 2004-04-14
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM________TO_______


                        COMMISSION FILE NUMBER 001-13469

                                 MEDIABAY, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Florida                                65-0429858
       ------------------------------         -------------------------------
      (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

             2 Ridgedale Avenue
              Cedar Knolls, NJ                         07927
   --------------------------------------             --------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


                                  973-539-9528
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. Yes [ ] No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant Fis an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6,964,684.

As of April 12, 2004, there were 18,463,624 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      None

                                 MEDIABAY, INC.

Form 10-K

Table of Contents



ITEM I                                                                     1

Item 1. Business                                                           1

Item 2. Properties                                                         16

Item 3. Legal Proceedings                                                  16

Item 4. Submission of Matters to a Vote of Security Holders                16

PART II                                                                    17

Item 5. Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                 17

Item 6. Selected Financial Data                                            17

Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk        42

Item 8. Financial Statements and Supplementary Data                        42

Item 9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                               42

Item 9A. Controls and Procedures                                           42

PART III                                                                   43

Item 10. Directors and Executive Officers of the Registrant                43

Item 11. Executive Compensation                                            46

Item 12. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       50

Item 13. Certain Relationships and Related Transactions                    52

Item 14. Principal Accountant Fees and Services                            55

PART IV                                                                    56

Item 15. Exhibits, Financial Statements Schedules,
          and Reports on Form 8-K                                          56

PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-K and in the documents incorporated by reference in this Form 10-K constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses; our ability to obtain additional financing, meet stock repurchase obligations, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, pay our trade creditor and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns and member attrition. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

INTRODUCTION
MediaBay, Inc. is a media, marketing and publishing company specializing in spoken audio content, whose industry-leading businesses include direct response and interactive marketing, retail product distribution, media publishing and broadcasting. Our operations are comprised of four subsidiaries -- Audio Book Club, Inc. ("ABC"), a leading club for audiobooks, Radio Spirits, Inc. ("RSI" or "Radio Spirits"), a leading seller of classic radio programs, MediaBay.com, Inc. our digital audio download service, and RadioClassics, Inc. ("RCI" or RadioClassics"), a leading distributor of classic radio content across multiple broadcast platforms including Sirius; XM Satellite and traditional broadcast radio. Our content libraries include over 60,000 classic radio programs, 3,500 film and television programs and thousands of audiobooks, much of which are proprietary.

We distribute our products to our customer database of approximately 3.0 million names and 1.0 million e-mail addresses, in over 7,000 retail outlets and on the Internet through streaming and downloadable audio.

Audio Book Club is a membership-based club with exclusive licenses from publishers to distribute audiobooks in a club format. This business is modeled after traditional book-of-the month clubs and its member database has grown from approximately 64,000 in 1995 to approximately 2.5 million as of December 31, 2003, through organic growth and acquisitions. Radio Spirits, which we believe, is the world's largest seller of old-time radio shows, sells on audiocassettes and compact discs through retail, direct mail and online channels. Our radio library consists of thousands of famous old-time radio shows, many of which it licenses exclusively. Products are sold in over 7,000 leading retail outlets, as well as directly to consumers through its catalogue and World's Greatest Old-Time Radio continuity program.

We report financial results on the basis of four reportable segments; corporate, Audio Book Club, Radio Spirits and MediaBay.com. A fifth division,
RadioClassics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. Our four divisions serving the spoken word audio industry are as follows:

Audio Book Club
We believe that Audio Book Club, which is modeled after the traditional "Book-of-the-Month Club" format, is the largest membership-based audiobook club. The club's total member file, which includes active and inactive members, has grown significantly from approximately 64,000 names at December 31, 1995 to approximately 2.5 million names at December 31, 2003.

Audio Book Club members can enroll in the club through the mail by responding to direct mail advertisements, and online through the club's web site at www.audiobookclub.com. We have established relationships with substantially all of the major audiobook publishers, including Random House Audio Publishing Group, Simon & Schuster Audio, Harper Audio and Time Warner Audio Books. As a club operator, we license a recording or a group of recordings from the publisher for sale in a club format, frequently on an exclusive basis, on a royalty or per copy basis. We then subcontract the manufacturing, including duplication and printing, to a third party, resulting in lower costs and higher product margins than traditional catalog, Internet or retailer sellers of audiobooks. The Audio Book Club accounted for approximately 72% of revenues in 2003.

Radio Spirits
We believe Radio Spirits is the world's largest seller of old-time radio shows, which it sells on audiocassettes and compact discs through retail, direct mail and online channels. Radio Spirits has a database of names of more than 400,000 catalog customers and prospects and sells its products in over 7,000 retail outlets, including such well-known national chains as Sam's Club, Target, Barnes & Noble, Borders, Cracker Barrel Old Country Stores and online retailers such as Amazon.com. Radio Spirits' products can also be purchased online at www.radiospirits.com. The Radio Spirits content library consists of more than 60,000 classic radio shows licensed on a primarily exclusive basis. Radio Spirits' library of classic radio shows includes episodes from the following notable series: The Shadow, The Jack Benny Program, The Bob Hope Show, Superman, Suspense and many others including famous stars such as Clark Gable, Cary Grant, Humphrey Bogart, Jimmy Stewart, Lucille Ball, Frank Sinatra, Judy Garland, Orson Welles and Bing Crosby. Radio Spirits also offers its old-time radio programs in a continuity format, a marketing program that automatically sends selections to a customer once an initial order is placed. Radio Spirits accounted for approximately 28% of MediaBay's revenue in 2003.

MediaBay.com
MediaBay.com provides the infrastructure and support for all of our web sites including www.audiobookclub.com, www.radiospirits.com, www.RadioClassics.com and www.MediaBayDownloads.com. MediaBay.com powers our digital audio download service located at www.MediaBayDownloads.com which offers many of our classic radio programs for purchase either via a secure digital download subscription service or on a pay per download basis, in either case, with desktop and mobile playback capabilities on iPods and other MP3 players. With the increasing popularity of these portable music players, in particular the iPod, we believe this division is poised for growth.

RadioClassics Division
RadioClassics was created to distribute our proprietary old-time radio content across multiple distribution platforms including traditional radio, cable television, satellite television (DBS), satellite radio and the Internet. RadioClassics currently distributes a national "classic" radio program, "When Radio Was" heard, based on Arbitron data, on more than 235 radio stations by nearly 3 million listeners weekly and can also be heard on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services, with combined subscribers in excess of 1.5 million.

STRATEGY
Our strategy consists of the following three-pronged approach: 1) Increase the number of distribution channels of our products; 2) Increase the number of products we distribute through those channels, and 3) Increase the amount of products each customer buys, namely by increasing the "quality" of customer as well as extending the "customer life" through various initiatives (i.e. initiating customer retention strategies). Our ability to implement and execute our strategy is dependent on a number of factors, including our ability to obtain necessary financing. We believe that this strategy, if executed properly, will enable us to utilize the following assets to increase the sales of our existing products as well as develop new products, leveraging our direct marketing and wholesale distribution channels:

      o OUR PROPRIETARY LICENSES AND CONTENT- A proprietary content library, consisting of more than 50,000 hours of spoken audio content, the majority of which is acquired under license from the rightsholders.
      o OUR CUSTOMER DATABASES- A customer database, which includes approximately 3.0 million, spoken audio buyers who have purchased via our catalogs and/or direct mail marketing, as well as a total database of more than 1.0 million targeted e-mail addresses.
      o OUR WHOLESALE DISTRIBUTION SYSTEM- A wholesale distribution system that distributes our old-time radio products in over 7,000 retail locations including Costco, Target, Sam's Club, Barnes & Noble, Borders, Amazon.com, and Cracker Barrel Old Country Stores.
      o OUR INTERNET DISTRIBUTION PLATFORM- Web sites, which offer memberships in our Audio Book Club and which sell both our old-time radio shows and audiobooks to Audio book Club members.. Our web sites also serve streams of classic radio content on a monthly basis to web site visitors at radiospirits.com and MediaBay.com.
      o OVER 230 STATION SYNDICATED RADIO NETWORK- Direct response advertising time to promote and cross-sell our products and products from third parties.
      o     OUR  DIRECT   MARKETING  AND  PRODUCT   DEVELOPMENT   KNOWLEDGE  AND
            EXPERIENCE- Over 40 years experience among top management of marketing products directly to consumers as well as developing new product ideas.

Additional Distribution Channels
We are seeking new distribution channels. In addition to current retail outlets, which include Target, Barnes & Noble and Borders, we are attempting to distribute our classic radio products through drug, gift and specialty stores as well as additional specialty catalogs. In addition, we are attempting to distribute our old-time radio products to truck stops, airport kiosks and other stores that specialize in product sales to travelers.

We believe that the emergence of the Internet as an increasingly accepted media distribution channel, as demonstrated by the recent success of the iPod and other audio devices and the continuing growth in consumer demand for content in a variety of formats, has resulted in significant opportunities for us to further use the Internet as a distribution channel. To capitalize on the growing popularity of digital audio players such as MP3 players and iPods, we intend to expand our Internet presence and digital content delivery capabilities.

New Product Lines and Products Under Development
We expect to develop new products internally, through licensing and other arrangements and through strategic acquisitions of direct marketing and consumer goods companies. We have been repackaging our existing old-time radio content and promoting it through celebrity sponsorship. Examples of these products include a collection of baseball players' appearances on old-time radio shows and other old-time radio baseball themed programs to be hosted by Yogi Berra and a comedy collection of old-time radio shows to be hosted by Jackie Mason.

In addition, we recently obtained the exclusive rights to publish, duplicate, distribute and sell selected seminars by the Learning Annex, an adult continuing education school offering classes in areas such as personal improvement, healing, spiritual growth, media, and business. The 10-year agreement gives us the right to sell Learning Annex seminars in all wholesale and retail audio-book channels, while paying the Learning Annex a royalty on each unit sold.

To capitalize on the growing popularity of digital audio players such as MP3 players and iPods, we make a portion of our old-time radio content available for download over the Internet. For $19.95 a month, we offer subscribers the ability to download a selection of our old-time radio programs. We have also introduced a stream-only plan of old-time radio programs for $4.95 a month, and are evaluating product and pricing for delivery using this medium.

Increasing Customer Quality, Customer Satisfaction and "Lifetime" of Customer We employ data mining techniques in order to analyze various segments of our current customer database, as well as every new customer that joins the Audio Book Club. We have the ability to determine not only customer acquisition costs, but also what segments of customers are most profitable, and which customers are actually unprofitable and should be removed from the program. We use these tools to try to be more responsive, and relevant to our customers, impacting how much they purchase, and how long they remain with the Audio Book Club. We are also testing various pricing strategies and offers to determine elasticity of pricing and promotions.

BUSINESS DIVISIONS

Audio Book Club
We believe that Audio Book Club is the largest membership-based audiobook club. Our total member file, which includes active and inactive members, has grown significantly from approximately 64,000 names at December 31, 1995 to approximately 2.5 million names at December 31, 2003.

Our Audio Book Club is modeled after the "Book-of-the-Month Club." Audio Book Club members can enroll in the club through the mail by responding to direct mail advertisements, online through our web site or by calling us. We typically offer new members four audiobooks at an introductory price of $.99 or less. By enrolling, the member typically commits to purchase a minimum number of additional audiobooks, typically one or two, at Audio Book Club's regular prices, which generally range from $10.00 to $40.00 per audiobook. Our members continue to receive member mailings and typically purchase audiobooks beyond their minimum purchase commitment.

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

We have historically acquired new Audio Book Club members primarily through direct mailings of member solicitation packages, acquisitions, Internet advertising, and to a lesser extent from advertisements in magazines, newspapers and other publications, package insert and telemarketing programs. We seek to attract a financially sound and responsible membership base and target these types of persons in our direct mail, Internet and other advertising efforts. Based on our extensive knowledge and expertise, we select lists of names and mine for membership candidates that exhibit characteristics of persons who are likely to join Audio Book Club, purchase sufficient quantities of audiobooks to be a profitable source of sales and remain long-term members. We analyze our existing mailing lists and our promotional campaigns to target membership lists, which are more likely to yield higher response rates. We have gained substantial knowledge relating to the use of third-party mailing lists and believe we can target potential members efficiently and cost effectively by using third-party mailing lists.

Our Internet marketing program focuses on acquiring Audio Book Club members through advertising agreements with other web sites that require payment only when we enroll a bona fide member in Audio Book Club. This cost-per-acquisition arrangement results in substantially lower marketing costs and direct control over the cost of acquiring members.

Member Retention and Recurring Revenue
We encourage Audio Book Club members to purchase more than their minimum purchase commitment by offering members selected promotions, spot discounts and other incentives based on the volume of their purchases. Audio Book Club members receive one mailing approximately every three weeks. Audio Book Club mailings typically include a multi-page catalog which offers hundreds of titles, including a featured selection (which is usually one of the most popular titles at the time of mailing); alternate selections, which are best selling and other current popular titles; and backlist selections, which are long-standing titles that have continuously sold well.

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

Our licensing agreements, many of which are exclusive, have one-to-three-year terms, require us to pay an advance against future royalties upon signing the license, permit us to sell audiobooks in our inventory at the expiration of the term during a sell-off period and prohibit us from selling an audiobook prior to the publisher's release date for each audiobook. Substantially all of the license agreements permit us to make our own arrangements for the packaging, printing and cassette and CD duplication of audiobooks. Substantially all of our license agreements permit us to produce and sell audiobook titles in cassette and compact disc form.

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

Radio Spirits
In December 1998, we completed a series of acquisitions and combined the acquired businesses to form our Radio Spirits and RadioClassics divisions. Radio Spirits and RadioClassics produce, syndicate, sell and license popular "classic" and old-time radio and programs, including vintage comedy, mystery, detective, adventure and suspense programs recorded during the "Golden Age of Radio" typically described as the 1930's through the 1950's.

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

Marketing
RSI markets its library of old-time radio and video programs through direct marketing, Internet, and on a wholesale basis through retail channels. RSI's marketing efforts are aimed at the direct marketing channel of distribution, via internally developed catalogs, as well as through retail and online channels of distribution.

Direct Mail
RSI produces several catalogs per year and mails them to its customer list and selected third-party mailing lists three times per year. RSI maintains a total file of over 400,000 names of customers and prospects. This list includes all customers to which RSI's radio and video programs or catalogs have been mailed. RSI engages in list rental programs to maximize the revenue generation potential of its customer list.

Wholesale
RSI has developed wholesale distribution through several large, national book retailers, including Barnes & Noble, Borders, and Waldenbooks; gift stores such as Cracker Barrel Old Country Stores; and mass retailers like Costco, Sam's Club, and Target, as well as on the Internet at Amazon.com. RSI markets its old-time radio and classic video programs to wholesale customers through its in-house sales personnel, independent sales representatives and through third-party distributors. RSI also engages in cooperative advertising to induce retailers to purchase its products.

Broadcast
RSI advertises its products on "When Radio Was," our nationally syndicated old-time radio broadcast, which is broadcasted weekly on over 210 radio stations. Our old-time radio shows can also be heard on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services.

Internet
RSI sells its old-time radio programs in cassette and compact disc directly to consumers through its web site, radiospirits.com. Radiospirits.com offers visitors the opportunity to listen to free programs in streaming audio while they are prompted to buy our programs. Consumers may also download old-time radio content from the Internet at radiospirits.com. This service enables the secure delivery of old-time radio content over the Internet for playback on personal computers and portable playback devices.

Supply and Production
RSI has exclusive licensing rights to a substantial majority of its old-time radio library. These rights have been principally acquired from the original rightsholders (actors, directors, writers, producers or others) or their estates. Engineers in our New Jersey facility use digital sound equipment to improve the sound quality of RSI's old-time radio programs. RSI then contracts with third-party manufacturers to duplicate and manufacture the old-time radio cassettes and compact discs, which it sells.

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

MediaBay.com
MediaBay.com  provides the  infrastructure  and support for all of our web sites
including         www.audiobookclub.com,         www.radiospirits.com        and
www.mediabaydownloads.com. MediaBay.com powers our digital audio download service located at www.mediabaydownloads.com which offers many of our classic radio programs and audiobooks for purchase either via a secure digital download subscription service or on a pay per download basis, in either case, with desktop and mobile playback capabilities.

RadioClassics
Our RadioClassics subsidiary produces and syndicates a one-hour version of "When Radio Was" which is hosted by Stan Freberg and broadcast five nights each week. In addition we also produce and syndicate a two-hour version of "When Radio Was" which is broadcast one time each week and a one-hour weekend version, which is broadcast once each week. These three programs are broadcast on more than 235 radio stations in the United States. Our library of old-time radio programs provides the content and the basis for these programs.

Our current syndicated radio shows provide an excellent forum to introduce our old-time radio programs to existing and potential new listeners. The syndication agreements also provide us with several minutes per hour for our own advertising and promotional use. We use this advertising and promotional forum as a means to develop broader name recognition for Radio Spirits, to advertise third party products and services and to sell and cross-promote old-time radio and other MediaBay products. Our old-time radio content can also be heard on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services.

AUDIOBOOK INDUSTRY
First introduced to the mass market in 1985, audiobooks are literary works or other printed materials read by the author, a celebrity actor, or an ensemble of readers or actors. Audiobooks are recorded primarily on audiocassette and, to a lesser extent, on compact disc. Most best selling hardcover books printed today are released simultaneously as audiobooks. Audiobooks are unabridged or author approved abridgements of the original works converted to an audio. Today there are over 70,000 audiobook titles in existence spanning every genre, including non-fiction, fiction, self-improvement, mystery, fantasy, business, science fiction, biography, romance, religion, motivational and children's, among others. Audiobooks cover new releases as well as many of the literary classics.

COMPETITION
We compete for discretionary consumer spending with other mail order clubs and catalogs and other direct marketers and traditional and on-line retailers that offer products with similar entertainment value as audiobooks and old-time radio programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have greater financial resources.

Through consolidation and the exclusivity of the licenses with publishers to sell their audiobooks in a club format, we believe we are largest business, which sells audiobooks in a club format. Furthermore, as was similarly accomplished with the formation of the Radio Spirits and RadioClassics, we believe we are the largest producer, marketer and seller of old-time radio programs. However, the audiobook and mail order industries are intensely competitive. We compete with all other outlets through which audiobooks and other spoken word content are offered, including larger retailers such as Barnes & Noble and Amazon.com.

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

EMPLOYEES

As of April 12, 2004, we had 37 full-time employees. Of these employees, 4 served in corporate management; 18 served in operational positions at our Audio Book Club operations; 7 served in operational positions at our MediaBay.com and information systems operations and 8 served in operational positions at our old-time radio operations. We believe our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

Risks Relating to Our Financial Condition
We have a history of losses, are not currently profitable, and expect to incur losses in the future. Since our inception, we have incurred significant losses. As of December 31, 2003, we had incurred an accumulated deficit of $102 million. Losses are continuing and are expected to continue. We may not be able to achieve and sustain profitable operations.

Our auditors expressed doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2003. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations and our inability to meet our debt obligations as they come due in 2004 raise substantial doubt about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationships with suppliers and other creditors and customers and may adversely affect our ability to obtain additional financing.

The terms of our debt impose restrictions on our business.
As of December 31, 2003 we had approximately $2.9 million of debt outstanding under our revolving line of credit and approximately $15.1 million principal amount of debt outstanding and related accrued interest under promissory notes. Our revolving line of credit restricts our ability to raise financing for working capital purposes because it requires us to use any proceeds from equity or debt financings, with limited exceptions, to repay amounts outstanding under the credit agreement. In addition to limiting our ability to incur additional indebtedness, our existing indebtedness under our revolving line of credit limits or prohibits us from, among other things:

      o     merging into or consolidating with another corporation;

      o     selling all or substantially all of our assets;

      o     declaring or paying cash dividends; or

      o     materially changing the nature of our business.

We have to make substantial payments on our debt during 2004 and may not have the funds to do so. Our line of credit matures on September 30, 2004, an additional $10.8 million is due upon demand of the holders of notes which may be made at various times during 2004 following the repayment of the line of credit and an additional $4.3 million under promissory notes is due in the fourth quarter of 2004. We are required to make monthly payments of principal on the line of credit of $106,666 through August 2004 We might not have sufficient funds to repay the debt, or be able to obtain other financing to replace the debt or obtain an extension of its maturity. In addition, if an event of default occurs under the promissory notes or senior credit facility, the indebtedness would become due and payable. In such an event, it is unlikely that we will have the funds necessary to repay all of the indebtedness.

Our obligations to repurchase shares of our common stock will divert available cash from use in operation; and we may not have the funds available to meet our obligations. We granted the seller in an acquisition the right to sell back to us shares of our common stock that we issued in connection with the acquisition. Unless our common stock satisfies specific price targets, these rights could require us to purchase up to 75,000 shares of our common stock at a cost to us of $1.1 million as follows: (i) 25,000 shares at a cost to us of $350,000 and
(ii) 50,000 shares at a cost to us of $750,000 commencing December 31, 2005. The repurchase obligations expire based on the stock reaching the repurchase price for a period of 10 consecutive trading days. We have asserted that the price targets were maintained and that the obligation has expired. The seller has disputed this assertion and asserts the right to put 25,000 shares at a price of $14.00 per share beginning on December 31, 2003 and 50,000 shares at a price of $15.00 per share beginning on December 31, 2005. The seller has demanded the repurchase of the 25,000 shares for $350,000. At this time, the status of these discussions is open and we do not know what the outcome will be. We may not have the funds to meet these obligations to repurchase stock, which could result in the holder of these rights commencing lawsuits to enforce his rights. Even if we have the funds available to meet these obligations, such payments will adversely affect our cash flow and divert cash from use in operations.

Risks Relating to our Operations
If we do not have sufficient funds to market to attract new members and customers, our customer and revenue bases will continue to erode. Because we significantly reduced our market expenditures for new members, our club membership and revenues declined significantly. Sales for the year ended December 31, 2003 decreased $9.1 million or 20% to $36.6 million as compared to $45.7 million for the year ended December 31, 2002. Audio Book Club sales decreased by $8.0 million to $26.4 million for the year ended December 31, 2003 from $34.4 million for the year ended December 31, 2002, principally due to a decrease in club membership as a result of a reduction in our advertising expenditures for new members. For the year ended December 31, 2003, we spent $2.1 million to attract new Audio Book Club members, a reduction of $6.2 million, or 74.7%, from the amount spent to attract new members of $8.3 million during the year ended December 31, 2002, principally due to the lack of necessary funds. If we do not have the funds available to spend to acquire new members to offset member attrition and/or expand our existing membership and customer bases, our revenue will continue to decline, which will continue to negatively impact our performance and could ultimately impair our ability to continue as a going concern.

Our products are sold in a niche market that may have limited future growth potential. Although the market for audiobooks has expanded in recent years, the markets for our products are niche markets. Consumer interest in audiobooks and old-time radio may decline in the future, and growth trends in these markets may stagnate or decline. A decline in the popularity of audiobooks and old-time radio would limit our future growth potential and negatively impact our future operating results.

We may be unable to anticipate changes in consumer preference for our products and may lose sales opportunities. Our success depends largely on our ability to anticipate and respond to a variety of changes in the audiobook and old-time radio industries. These changes include economic factors affecting discretionary consumer spending, modifications in consumer demographics and the availability of other forms of entertainment. The audiobook and old-time radio markets are characterized by changing consumer preferences, which could affect our ability to:

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

We may experience system interruptions, which affect access to our web sites and our ability to sell products over the Internet. Our future revenue depends, in part, on the number of web site visitors who join as Audio Book Club members and who make online purchases. The satisfactory performance, reliability and availability of our web sites, transaction-processing systems and network infrastructure are critical to our ability to attract and retain visitors at our web sites. If we experience system interruptions that prevent customers and potential customers from accessing our web sites, consumer perception of our on-line business could be adversely affected, and we could lose sales opportunities and visitor traffic.

We may not be able to license or produce desirable spoken word content, which could reduce our revenues. We could lose sales opportunities if we are unable to continue to obtain the rights to additional audiobook libraries or selected audiobook titles. Some of our license agreements expire over the next several months unless they are renewed. We may not be able to renew existing license and supply arrangements for audiobook publishers' libraries or enter into additional arrangements for the supply of new audiobook titles.

If our third-party providers fail to perform their services properly, our business and results of operations could be adversely affected. Third-party providers conduct all of our Audio Book Club and a majority of our Radio Spirits customer service operations, process orders and collect payments for us. If these providers fail to perform their services properly, Audio Book Club members and Radio Spirits' customers could develop negative perceptions of our business, collections of receivables could be delayed, our operations might not function efficiently, our expenses may increase and our revenue may decline.

If our marketing strategies to acquire new members are not successful, we will not acquire as many members as we anticipate or acquire members whose performance is unprofitable, which would inhibit our sales growth or increase our costs.

If our direct mail and other marketing strategies are not successful, our per member acquisition costs may increase and we may acquire fewer new members than anticipated or the members we do acquire may not purchase as many products as we anticipate, return products at a higher rate than we expect or fail to pay for their purchases. As a result, our operating results would be negatively impacted and our sales growth would be inhibited.

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

Increased  member  attrition  could  negatively  impact our future  revenues and
operating   results.
As is typical with membership clubs, we experience significant member attrition. Our audiobook club lost more active members than new members that joined in 2003. Increases in membership attrition above the rates we anticipate could materially reduce our future revenues. We incur significant up front expenditures in connection with acquiring new members. A member may not honor his or her commitment, or we may choose to terminate a specific membership for several reasons, including failure to pay for purchases, excessive returns or cancelled orders. As a result, we may not be able to fully recoup our costs associated with acquiring new members. In addition, once a member has satisfied his or her initial commitment to purchase additional audiobooks at regular prices, the member has no further commitment to make purchases.

New laws addressing the sending of e-mails may limit our ability to market or subject us to penalties.
New laws recently enacted to limit "spam" e-mails may impact our ability to conduct e-mail campaigns. While we attempt to only use "opt-in" e-mail addresses and to work with third parties whose lists consist of "opt-in" e-mails, the law may limit the number of third parties whose lists we can use or significantly reduce the number of e-mails within these lists. Limitations on our ability to continue the use of e-mail marketing campaigns could adversely affect our ability to attract new audiobook club members and increase our cost to acquire new members.

The closing of retail stores, which carry our products could negatively impact our wholesale sales of these products.
Bankruptcy filings by major retailers may limit the number of outlets for our old-time radio products. With fewer chains and stores available as distribution outlets, competition for shelf space will increase and our ability to sell our products could be impacted negatively. Moreover, our wholesale sales could be negatively impacted if any of our significant retail customers were to close a significant number of their locations or otherwise discontinue selling our products.

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

If we are unable to pay our accounts payable in a timely manner, our suppliers and service providers may refuse to supply us with products or provide services to us.
At December 31, 2003, we owed approximately $8.2 million to trade and other creditors. Approximately $6.1 million of these accounts payable were more than 60 days past due. If we do not make satisfactory payments to our vendors, they may refuse to continue to provide us with products or services on credit, which could interrupt our supply of products or services.

Higher than anticipated product return rates could reduce our future operating results.
We experienced product return rates of approximately 24%, 26%, and 32% during the years ended December 31, 2001, 2002 and 2003, respectively. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected. A return rate in excess of our allowance for returns would result in a charge to earnings to write off the related receivables and would reduce our assets.

If we are unable to collect our receivables in a timely manner or attract paying members, it may negatively impact our cash flow and our operating results.
We experienced bad debt rates of approximately 6.1%, 6.2%, and 10.8% during the years ended December 31, 2001, 2002 and 2003, respectively. We are subject to the risks associated with selling products on credit, including delays in collection or uncollectibility of accounts receivable. If we experience significant delays in collection or uncollectibility of accounts receivable, our liquidity and working capital position could suffer and we could be required to increase our allowance for doubtful accounts, which would increase our expenses and reduce our assets.

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

We face significant competition from a wide variety of sources for the sale of our products.
We may not be able to compete effectively because of the significant competition in our markets from many competitors, many of whom are better financed and have greater resources and from other competing products, which provide similar entertainment value. We compete with other web sites, retail outlets and catalogs, which offer similar entertainment products or content, including digital download of spoken word content. New competitors, including large companies, may elect to enter the markets for audiobooks and spoken word content. We also compete for discretionary consumer spending with mail order clubs and catalogs, other direct marketers and retailers that offer products with similar entertainment value as audiobooks and old-time radio and classic video programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have greater financial resources that enable them to better withstand substantial price competition or downturns in the market for spoken word content.

Risks Relating to Our Capital Structure

The Herrick family exerts significant influence over shareholder matters.

Norton Herrick, Howard Herrick, a director of MediaBay, their family members and affiliates own approximately 24% of our outstanding common stock and all of our outstanding Series A convertible preferred stock, and therefore, have the right to cast approximately 40% of the voting power of our capital stock. They also own principal amount of $7.1 million of convertible debt and warrants and options, which in the aggregate are convertible or exercisable into approximately 19.2 million shares of our common stock at prices ranging from $0.56 per share to $4.00 per share, which if converted and exercised, would give them the right to vote, in total, approximately 63% of the voting power of our capital stock. As significant shareholders, they exert significant influence over matters, which require shareholder vote, including the election of directors, amendments to our Articles of Incorporation or approval of the dissolution, merger, or sale of MediaBay, our subsidiaries or substantially all of our assets. In addition, consent of the holders of the Series A convertible preferred stock is required for certain actions, including a merger or other business combination, certain assets sales, the creation, authorization or increase of any series of shares of capital stock convertible into common stock, incurrence of indebtedness and declaration or payment of dividends on capital stock. Ownership of the convertible debt restricts our ability to take other corporate actions, including the incurrence of additional debt, without the holders' consent. This concentration of ownership and control by the Herrick family could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of other shareholders.

Our ability to use our net operating losses will be limited in future periods, which could increase our tax liability. Under Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. In the event we achieve profitable operations, any significant limitation on the utilization of net operating losses would have the effect of increasing our tax liability and reducing after tax net income and available cash reserves. We are unable to determine the availability of net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

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

      o changes in securities analysts' estimates for us, our competitors' or our industry or our failure to meet such analysts' expectations; and

      o     general market conditions.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.
As of April 12, 2004, we have outstanding approximately 18.5 million shares of common stock. In addition, a substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been registered for resale or held by their holders for over 2 years and are eligible for sale under Rule 144(k). At April 12, 2004 there were outstanding options and warrants to purchase and debt convertible into approximately 29,535,000 shares of our common stock at an average exercise or conversion price of approximately $1.56 per share. A substantial portion of these shares has been registered for resale. To the extent any of our warrants or options are exercised, your percentage ownership will be diluted and our stock price could be further adversely affected. Moreover, as the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

ITEM 2. PROPERTIES
We lease approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a sixty-six month lease agreement dated April 18, 2003. We entered into two ten-year leases on 7,000 square feet of office and warehouse space in Bethel, Connecticut and 3,000 square feet of warehouse space in Sandy Hook, Connecticut, respectively. Lease payments and mandatory capital improvement payments, starting in 2004, are $4,000 per year and $2,000 per year on the Bethel and Sandy Hook properties, respectively. We currently sub-lease the office and warehouse space in Bethel.


ITEM 3. LEGAL PROCEEDINGS
We are not a party to any lawsuit or proceeding, which we believe is likely to have a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An Annual Meeting of Shareholders was held on August 11, 2003 at which time Mr. Richard Berman, Mr. Howard Herrick and Mr. Carl Wolf were reappointed to serve as a Class III directors until the Annual Meeting of Shareholders of the Company to be held in 2006. Shareholder voting for these directors was as follows:

Director                     Votes For                Votes Withheld
--------                     ---------                --------------
Richard J. Berman            13,850,641                  244,254
Howard Herrick               13,739,541                  355,354
Carl T. Wolf                 13,848,141                  246,754

The following directors serve as directors for the term indicated opposite their respective names:

Director                        Class                 Expiration of Term
--------                        -----                  ------------------
Paul D. Ehrlich                 I                      2004
Joseph R. Rosetti               I                      2004
Jeffrey Dittus                  II                     2005
Mark P. Hershhorn               II                     2005
Richard J. Berman               III                    2006
Howard Herrick                  III                    2006
Carl T. Wolf                    III                    2006

In addition, at the annual meeting, the shareholders approved a proposal to authorize us to issue our common stock upon conversion of certain convertible shares of the Series B Convertible Preferred Shares (the "Series B Stock") issued to certain of our officers and directors by a vote of 8,418,809 votes for, 352,599 votes against, 10,460 votes abstaining and 5,313,027 broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MediaBay's common stock has been quoted on the Nasdaq National Market under the symbol "MBAY" since November 15, 1999. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market.

                                                  HIGH           LOW
                                                  ----           ---
FISCAL YEAR ENDED DECEMBER 31, 2002
First Quarter                                      3.50           .59
Second Quarter                                     6.04          3.20
Third Quarter                                      4.90           .77
Fourth Quarter                                     1.63           .77
FISCAL YEAR ENDED DECEMBER 31, 2003
First Quarter                                      1.27           .77
Second Quarter                                     1.11           .64
Third Quarter                                      1.10           .60
Fourth Quarter                                     1.65           .80
FISCAL YEAR ENDED DECEMBER 31, 2004
First  Quarter                                     1.59           .52

On April 12, 2004 the last reported sale price of our common stock on the Nasdaq National Market was $.68 per share. As of April 12, 2004, there were approximately 144 record owners of our common stock. We believe that there are more than 400 beneficial owners of our common stock.

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

SALES OF SECURITIES AND USE OF PROCEEDS
During the three months ended December 31, 2003, we issued options under our 2001 and 1999 Stock Incentive Plans to purchase a total of 1,259,925 shares of our common stock to officers, directors and consultants. We relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 in connection with such issuances.

ITEM 6. SELECTED FINANCIAL DATA
As a result of the following factors, including capitalization of direct response advertising costs, recording of the goodwill write-off, the strategic charges and the income tax benefit, as well as fluctuations in operating results depending on the timing, magnitude and success of Audio Book Club new member advertising campaigns, comparisons of our historical operating results from year to year may not be meaningful.

During the fourth quarter of 2000, we reviewed long-lived assets and certain related identifiable intangibles, including goodwill, for impairment. As a result, in the fourth quarter of 2000, we determined that the goodwill associated with certain acquired businesses was impaired and recorded an impairment charge of $38.2 million.

In the third quarter of 2001, we began to implement a series of actions and decisions designed to improve gross profit margin, refine our marketing efforts and reduce general and administrative costs. In connection with the movement of the fulfillment of old-time radio products to a third party provider, in the first quarter of 2002, we closed our old-time radio operations in Schaumburg, Illinois and now run all of our operations, except for fulfillment, from our corporate headquarters located in Cedar Knolls, New Jersey. In the third quarter of 2001, as a result of the actions and decisions made after our aforementioned review of our operations, we recorded $11.3 million of strategic charges. In addition to these strategic charges, we recorded a charge of $2.0 million to write-off the entire carrying amount of our cost method investment in an unrelated entity.

As a result of the series of strategic initiatives described above, our operations had improved. Although realization of net deferred tax assets is not assured, we determined that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in 2001, we reduced the valuation allowance for deferred tax assets in the amount of $17.2 million and recorded an income tax benefit. In 2003, the deferred tax asset was reduced by approximately $1.5 million for amounts, which the Company was unable to determine would be recoverable in future periods.

In the fourth quarter of 2003, we evaluated the performance of Audio Passages, an Audio Book Club marketing program tailored to listeners with an interest in Christian product and determined based on past performance and expected future performance that we should terminate the Audio Passages marketing program. In connection with the termination of the Audio Passages marketing program, we took a strategic charge for the establishment of a reserve for obsolescence of Audio Passages inventory of $0.3 million and an assets write-down for previously capitalized advertising, which are not recoverable in the amount of $0.5 million.

In 2003, the employment of two senior executives who had employment agreements was terminated and the decision was made to terminate the employment agreement of another senior executive. A consulting agreement was also terminated. We settled these employment agreements and consulting agreement for total consideration of $.5 million payable through May 2005.

                                                                                YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------------
                                                              1999          2000          2001          2002           2003
                                                              ----          ----          ----          ----           ----
                                                                            (THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                                     $ 46,227      $ 44,426      $ 41,805      $ 45,744       $ 36,617
Cost of sales                                                   23,687        23,044        19,783        20,651         17,479
Cost of sales - write-downs                                          -             -         2,261             -              -
Advertising and promotion                                        8,118        11,023        11,922        10,156          9,988
Advertising and promotion - write-downs                              -             -         3,971             -              -
Bad debt expense                                                                             2,536         2,821          3,940
General and administrative                                      10,762        14,406         8,947         8,347          6,816
Asset write-downs and strategic charges                              -             -         7,044             -            749
Severance and other termination costs                                -             -             -             -            544
Depreciation and amortization                                    6,812         7,984         5,156         1,314            328
Non-cash write-down of intangibles                                   -             -             -         1,224              -
Non-cash write-down of goodwill                                      -        38,226             -             -              -
                                                           ------------  ------------  ------------  ------------  -------------
              Operating (loss) income                           (3,152)      (50,257)      (19,815)        1,231         (3,227)
Interest income (expense), net                                  (6,271)       (2,940)       (2,790)       (2,974)        (1,925)
                                                           ------------  ------------  ------------  ------------  -------------
              Loss before income tax benefit (expense)
                  and extraordinary item                        (9,423)      (53,197)      (22,605)       (1,743)        (5,152)
Income tax benefit (expense)                                         -             -        17,200          (550)        (1,471)
                                                           ------------  ------------  ------------  ------------  -------------
              Loss before extraordinary item                    (9,423)      (53,197)       (5,405)       (2,293)        (6,623)
Extraordinary gain (loss) on early extinguishment of debt          999        (2,152)            -             -              -
                                                           ------------  ------------  ------------  ------------  -------------
              Net loss                                          (8,424)      (55,349)       (5,405)       (2,293)        (6,623)
Dividends on preferred stock                                         -             -             -           217            246
                                                           ------------  ------------  ------------  ------------  -------------
              Net loss applicable to common shares            $ (8,424)    $ (55,349)     $ (5,405)     $ (2,510)      $ (6,869)
                                                           ============  ============  ============  ============  =============

Basic and diluted loss per share:
Basic and diluted loss before extraordinary item                ($1.15)       ($4.18)       ($0.39)       ($0.18)        ($0.49)
                                                           ============  ============  ============  ============  =============
Basic and diluted loss applicable to common shares              ($1.03)       ($4.35)       ($0.39)       ($0.18)        ($0.49)
                                                           ============  ============  ============  ============  =============

Basic and diluted weighted average number of
              shares outstanding                                 8,205        12,718        13,862        14,086         14,098
                                                           ============  ============  ============  ============  =============


                                                                                      AS OF DECEMBER 31,
                                                           ---------------------------------------------------------------------
                                                                  1999          2000          2001          2002           2003
                                                                  ----          ----          ----          ----           ----
                                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficit)                                      $ 1,599         $ 313      $ (4,167)     $ (4,336)       (20,165)
Total assets                                                    93,973        49,932        44,452        48,619         36,893
Current liabilities                                             20,275        17,103        15,491        18,984         29,194
Long-term debt (less current portion)                           36,134        15,340        15,849        14,680              -
Common stock subject to contingent put rights                    4,283         4,550         4,550         4,550            750
Stockholders' equity                                            33,281        12,939         8,562        10,405          6,949



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION We are a seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. Our content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

We report financial results on the basis of four business segments; Corporate, Audio Book Club, Radio Spirits and MediaBay.com. A fifth division,
RadioClassics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. In 2003, our Audio Book Club segment had net sales of approximately $26.4 million, our Radio Spirits segment had net sales of approximately $10.2 million, our MediaBay.com segment had sales of approximately $0.1 million and we had eliminating inter-segment sales of $0.1 million.

We derive our principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail. We also sell classic radio shows to retailers either directly or through distributors. We derive additional revenue through rental of our proprietary database of names and addresses to non-competing third parties through list rental brokers. We also derive a small amount of revenue from advertisers who advertise on our nationally syndicated classic radio shows.

Our business is dependent on attracting and retaining members in Audio Book Club. We continually monitor the cost to acquire new members, their buying behavior and the attrition rate of members. Any changes to these metrics could have a significant impact on our business.

Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders. During 2003, we did not have sufficient cash to undertake marketing activities to the extent of historical levels. As a result, our member and customer bases eroded and our revenues declined significantly. We currently do not have sufficient funds to market to attract new members and customers to maintain our member and customer bases. We will require additional financing to conduct sufficient marketing activities to maintain and rebuild our member and customer bases. If we do not obtain the funds necessary to increase our advertising to acquire new members to offset member attrition and/or expand our existing membership and customer bases, our revenue will continue to decline, which will continue to negatively impact our performance and could ultimately impair our ability to continue as a going concern.

We also have significant outstanding indebtedness and face substantial debt repayment obligations in the short-term. Our line of credit, of $1.4 million as of April 12, 2004, is due September 30, 2004, an additional $10.8 million is due upon demand of the holders of notes which may be made at various times during 2004 following the repayment of the line of credit and an additional $4.3 million under promissory notes is due in the fourth quarter of 2004. We currently do not have sufficient funds to repay our debt as it will become due and are actively seeking to obtain other financing to replace the debt or obtain an extension of the maturities.

We have implemented a series of initiatives to increase cash flow. While these initiatives and the significant reduction in marketing expenses increased cash provided by operating activities in 2003, we cannot sustain our operations without increasing marketing expenses. We require additional financing to repay debt, as described above, and to fund the maintenance of our operations, working capital or other related uses.

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We record reductions to our revenues for future returns and record an estimate of future bad debts arising from current sales in general and administrative expenses. These allowances are based upon historical experience and evaluation of current trends. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate or if the payment behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required. We capitalize direct response marketing costs for the acquisition of new members and amortize these costs over the period of probable future benefits. In order to determine the amount of advertising to be capitalized and the manner and period over which the advertising should be amortized, we prepare estimates of probable future revenues arising from the direct-response advertising in excess of future costs to be incurred in realizing those revenues. We record an estimate of our anticipated bad debt expense based on our historical experience.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. Although realization of net deferred tax assets is not assured, management has determined that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. In 2003, the deferred tax asset was reduced by approximately $1.5 million for amounts, which we were unable to determine would be recoverable in future periods.

We completed our annual impairment test of goodwill as of October 31, 2003 in connection with the annual budgeting and planning process, which did not result in an impairment loss. However, if conditions or circumstances were to change resulting in a deterioration of our Radio Spirits business, a future impairment of goodwill could be necessary.

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

Revenue Recognition
We derive our principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail. We also sell classic radio shows to retailers either directly or through distributors. We derive additional revenue through rental of our proprietary database of names and addresses to non-competing third parties through list rental brokers. We also derive a small amount of revenue from advertisers included in our nationally syndicated classic radio shows. We recognize sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. We recognize advertising revenue upon notification of the airing of the advertisement by the media buying company representing us. Allowances for future returns are based upon historical experience and evaluation of current trends. The historical return rates for ABC members have been consistent for the past year and our estimate is based on a detailed historical examination of trends. Based on the current performance and historical trends, we do not expect significant changes in the estimate of returns for ABC members. The estimate of returns for wholesale sales of our old-time radio products is based on a detailed review of each significant customer, depending on the amount of products sold to a particular customer in a specific periods, the overall return rate for wholesale sales could vary.

We record reductions to our revenue for future returns and record an estimate of future bad debts arising from current sales in general and administrative expenses. These allowances are based upon historical experience and evaluation of current trends. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected. In November 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", which addresses the income statement classification of certain credits, allowances, adjustments, and payments given to customers for the services or benefits provided. We adopted EITF No. 01-9 effective January 1, 2002, and, as such, have classified the cost of these sales incentives as a reduction of sales. The effect on sales of applying EITF No. 01-9 in 2002 and 2003 was $118,000 and $60,000, respectively.

Deferred Member Acquisition Costs
We are required to capitalize direct response marketing costs for the acquisition of new members in accordance with AICPA Statement of Position 93-7 "Reporting on Advertising Costs" and amortize these costs over the period of probable future benefits. In order to determine the amount of advertising to be capitalized and the manner and period over which the advertising should be amortized, we prepare estimates of probable future revenues arising from the direct-response advertising in excess of future costs to be incurred in realizing those revenues. If future revenue does not meet our estimates or if members buying patterns were to shift, adjustments to the amount and manner of amortization would be required. At December 31, 2003 we had deferred member acquisition costs of $3.2 million, which is being amortized over eighteen and thirty month periods. We have tracked customer-buying behavior and believe that the estimates we have used to amortize ABC advertising have been consistent and we do not expect to see significant changes. In the fourth quarter of 2003, we adjusted the amortization period for advertising to attract customers to our World's Greatest Old-Time Radio continuity program and have revised the estimate period for amortization of these advertising costs down to 18 months, which resulted in and increase in advertising expenses for the year ended December 31, 2003 of $409,000.

Accounts Receivable Valuation
We record an estimate of our anticipated bad debt expense and return rates based on our historical experience. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate, or if the payment or buying behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required. For example, a one percent increase in returns as a percentage of gross sales for the year ended 2003, assuming a constant gross profit percentage and all other expenses unchanged, would have resulted in a decrease in net sales of $536,000 and a increase in net loss available to common shares of $279,000. A one percent increase in bad debt expenses as a percentage of net sales, assuming all other expenses were unchanged, would have resulted in an increase in bad debt expenses and a corresponding increase in net loss available to common shares of $366,000. Our estimate of bad debt expenses in 2003 was adjusted upward due to the poor paying performance of ABC members attracted through Internet offers, which did not require an upfront payment and members of Audio Passages, our audiobook club with predominantly Christian content whose members also demonstrated poor paying performance. Our Internet advertising currently requires payment with a credit card of the initial order and will continue to require a credit card until we develop better credit screening methods. We have discontinued the Audio Passages marketing program.

Income Taxes
The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. Although realization of net deferred tax assets is not assured, we have determined that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. We determine the utilization of deferred tax assets in the future based on our current year projections of future periods. . In 2003, the deferred tax asset was reduced by approximately $1.5 million for amounts, which we were unable to determine would be recoverable in future periods.

At December 31, 2003, we have a remaining net deferred tax asset in the amount of $14.8 million. Should we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to our deferred tax asset would increase income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded as an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the period such determination is made.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. At December 31, 2003, we had $9.7 million of goodwill, all of which relates to our Radio Spirits operations. We completed our annual impairment test as of October 31, 2003 in connection with the annual budgeting and planning process, which did not result in an impairment loss. However, if conditions or circumstances were to change resulting in a deterioration of our Radio Spirits business, a future impairment of goodwill could be necessary.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                                                  YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------------------
                                                                     2001                  2002                  2003
                                                               -------------------   -------------------   -------------------
Sales........................................................         100%                  100%                  100%
                                                               ===================   ===================   ===================
Cost of sales................................................          47                    45                    48
Cost of sales - write-downs..................................           5                    --                    --
Advertising and promotion....................................          29                    22                    27
Advertising and promotion - write-downs......................          10                    --                    --
Bad debt expense                                                        6                     6                    11
General and administrative expense...........................          21                    18                    19
Severance and other termination costs                                  --                    --                     1
Asset write-downs and strategic charges......................          17                    --                     2
Depreciation and amortization expense........................          12                     3                     1
Non-cash write-down of intangibles...........................          --                     3                    --
Interest expense, net........................................           7                     7                     5
Income tax expense (benefit).................................         (41)                    1                     4
Net (loss)...................................................         (13)                   (5)                  (18)
Dividends on preferred stock.................................          --                    --                     1
Net (loss) applicable to common shares.......................         (13)                   (5)                  (19)



Year ended December 31, 2003 compared to year ended December 31, 2002
---------------------------------------------------------------------
Net Sales
              ($000'S)

                                                            CHANGE FROM
                                   2002              2003   2002 TO 2003       % CHANGE
                                   ----              ----   ------------       --------
AUDIO BOOK CLUB                 $34,343          $ 26,380        $ (7,963)           (23.2)%
                       ----------------------------------------------------------------------

RADIO SPIRITS
Catalog                           4,507             4,210            (297)            (6.6)%
Wholesale                         5,594             3,048          (2,546)           (45.5)%
Continuity                        1,085             2,841            1,756            161.8%
                       ----------------------------------------------------------------------
                                 11,186            10,099          (1,087)            (9.7)%
                       ----------------------------------------------------------------------
MEDIABAY.COM                        215               138             (77)           (35.8)%
                       ----------------------------------------------------------------------
                                $45,744          $ 36,617        $ (9,127)           (20.0)%
                       ======================================================================


Audio Book Club sales decreased principally due to a decrease in club membership as a result of a reduction in our advertising expenditures for new members. For the year ended December 31, 2003, the Audio Book Club spent $2.1 million to attract new members, a reduction of $6.2 million, or 74.7%, from the amount spent to attract new members of $8.3 million during the year ended December 31, 2002. Audio Book Club attracted approximately 134,000 new members in the year ended December 31, 2003 as compared to approximately 290,000 new members in the year ended December 31, 2002.

The decrease in Radio Spirits catalog sales is principally attributable to reduced catalog mailings. We spent $81,000, or 7.8% less in advertising during the year ended December 31, 2003 as compared to the spending during the year ended December 31, 2002. Wholesale sales of old-time radio products decreased principally due to reduced sales to three major customers in 2003 and higher returns from our major customers. Sales of our The World's Greatest Old-Time Radio continuity program increased for the year ended December 31, 2003, as compared to the year ended December 31, 2002, principally due to the inclusion of a full year of sales in 2003. The World's Greatest Old-Time Radio continuity program was introduced in the third quarter of 2002.


Cost of Sales
$ (000's)                           2002                           2003
                        ----------------------------    -----------------------------
                                         AS A %                            AS A %                FROM 2002 TO 20003
                             $          OF NET SALES          $          OF NET SALES         CHANGE           % CHANGE
                        -------------   ------------    --------------   ------------         ------           --------
AUDIO BOOK CLUB              $14,821            43.2%        $ 12,107         45.9%          $ (2,714)          (18.3)%
                        ------------------------------  -------------------------------- -----------------------------------
RADIO SPIRITS
Catalog                        1,874            41.6%           2,015         47.9%                141             7.5%

Wholesale                      3,072            54.9%           2,057         67.5%            (1,015)          (33.0)%

Continuity                       884            81.5%           1,295         45.6%                411            46.5%
                        ------------------------------  -------------------------------- -----------------------------------
                               5,830            52.1%           5,369         53.1%              (463)           (7.9)%
                        ------------------------------  -------------------------------- -----------------------------------
MEDIABAY.COM                       -                                5                               5
                        ------------------------------  -------------------------------- -----------------------------------
                             $20,651            45.1%        $ 17,479             47.7%          $ (3,172)          (15.4)%
                        ==============================  ================================ ===================================

The principal reason for the decline in cost of sales at Audio Book Club was a reduction in net sales of 23.2% as described above. Cost of sales as a percentage of net sales at Audio Book Club for the year ended December 31, 2003 was 45.9%, compared to 43.2% for 2002. The increase in cost of sales as a percentage of net sales is principally due to increased costs relating to higher return rates in 2003, an increase in the reserve for obsolescence in 2003, in part related to the termination of Audio Passages, our Christian audiobook club, and higher average royalty rates since fewer books were sold in new member offerings, which have lower royalty rates, partially offset by a reduced number of heavily discounted books sold to new members due to a lower number of new members added in 2003 as compared to 2002.

As a percentage of net sales, cost of sales at Radio Spirits increased to 53.1% for the year ended December 31, 2003 from 52.1% for the year ended December 31, 2002. Cost of catalog sales increased as a percentage of net sales to 47.9% for the year ended December 31, 2003 as compared to 41.6% for the year ended December 31, 2002 principally due to sales of discounted items both in the Radio Spirits catalog and through a campaign on radio stations. The cost of wholesale sales as percentage of net revenue increased to 67.5% as compared to 54.9% for the year ended December 31, 2002 principally due to the sales of slower moving items at heavily discounted prices in remainder sales and costs associated with higher returns. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of net income decreased 45.6% from 81.5%. The continuity program commenced in August 2002 and the majority of sales in 2002 were of heavily discounted introductory merchandise designed to attract new buyers.


Advertising and promotion

                                                                                 FROM 2002 TO 2003
                                                  2002            2003          CHANGE       % CHANGE
                                                  ----            ----          ------       --------
($000'S)
AUDIO BOOK CLUB
New Member                                          $  8,269        $ 2,092      $ (6,177)       (74.7)%
Current Member                                         2,310          1,993          (317)       (13.7)%
                                             ------------------------------------------------------------
                                                      10,579          4,085        (6,494)       (61.4)%
                                             ------------------------------------------------------------
RADIO SPIRITS
Catalog                                                1,070            964          (106)        (9.9)%
Wholesale                                                151             74           (77)       (51.0)%
Continuity                                               885            775          (110)       (12.4)%
                                             ------------------------------------------------------------
                                                       2,106          1,813          (293)       (13.9)%
                                             ------------------------------------------------------------
NEW PROJECTS                                               -            339            339
                                             ----------------------------------------------
TOTAL SPENDING                                        12,685          6,237         (6,448)      (50.8)%


AMOUNT CAPITALIZED                                   (8,099)        (2,410)
AMOUNT AMORTIZED                                      5,571          6,161
                                             -------------------------------
ADVERTISING AND PROMOTION EXPENSE                   $ 10,157        $ 9,988
                                             ===============================

Although advertising and promotion expenses were relatively consistent, actual advertising expenditures in the year ended December 31, 2003 were $6.2 million, a decrease of $6.4 million or 50.8% over the amount spent during the year ended December 31, 2002 of $12.7 million.

As the chart below indicates, we attempted to grow our Audio Book Club very aggressively in 2002. We spent $8.3 million to attract new members to our Audio Book Club in 2002.

                               [BAR CHART OMITTED]

The largest increases in 2002 as compared to 2001 were in attracting members through the Internet to our Audio Book Club in offers which required no immediate payment to join the club or purchase the initial books ("Bill Me Members") and in attracting member to Audio Passages, an audiobook club with products intended for a Christian audience. The cost to acquire these customers was lower than our traditional direct mail campaigns to acquire Audio Book Club members, however the performance of both the members attracted through the Internet and the Audio Passages members was much worse than our traditional Audio Book Club members. Because we spent a substantial amount of money to acquire these members and their performances were worse than we anticipated, we did not have much funds for advertising in 2003 and accordingly our advertising and promotion activities were dramatically reduced in 2003. A large portion of advertising expenditures in 2002 was capitalized and a substantial portion of that advertising was expensed in 2003. As the chart indicates our new member recruitment was significantly reduced in 2003. In 2004, we have done a small amount of marketing for new ABC members on an Internet offer requiring credit card payment. While the initial response was encouraging we continue to monitor the buying and payment behavior of these customers and currently do not have sufficient funds to conduct any additional marketing.



Bad Debt Expense
                                 2002                      2003
                       ----------------------------------------------------
            $ (000's)                 AS A %                       AS A %       FROM 2002 TO 2003
                            $      OF NET SALES         $       OF NET SALES    CHANGE    % CHANGE
                       ----------  ------------     ---------    -----------     ------    --------

AUDIO BOOK CLUB            $2,735          8.0%     $  3,404         12.9%       $ 669        24.5%
                      ------------------------------------------------------------------------------
RADIO SPIRITS
Catalog                        --           --            --            --           -           --
Wholesale                      15          0.3%           15          0.5%           -           --
Continuity                     71          6.5%          521         18.3%         450        633.8%
                       ---------------------------------------------------- ------------------------
                               86          1.5%          536          5.3%         450        523.3%
                       ---------------------------------------------------- ------------------------

MEDIABAY.COM                   --            --           --            --          --           --
                       ---------------------------------------------------- ------------------------
                           $2,821         13.7%     $  3,940         10.8%      $1,119        39.7%
                       ==================================================== ========================

Bad debt expense at Audio Book Club increased by $.7 million to $3.4 million, or 12.9%of sales. The principal reason for the increase in bad debt expense at Audio Book Club was the attraction of over 96,000 members through the Internet, most of which were Bill Me Members. The bad debt rates for the initial discounted offer to these Bill Me Internet Members often exceeded 50% and the bad debt rate for shipments subsequent to payment for the initial offer exceeded the historical bad debt rate of the Audio Book Club acquired through direct mail. We stopped offering Bill Me offers on the Internet in the second quarter of 2003 and are testing alternatives methods to attract members either through an offer requiring immediate payment of the initial offer with a credit card or much more extensive initial screening methods.

The bad debt expense of World's Greatest Old-Time Radio continuity members for the year ended December 31, 2003 increased by $.4 million to $.5 million from $.1 million for the year ended December 31, 2002. As a percentage of net sales, bad debt for the year ended December 31, 2003 were 18.3% as compared to 6.5% for the year ended December 31, 2002. The program commenced in 2002, and as the program matured in 2003, and customer-paying behavior became more evident, the allowance for bad debts and the corresponding bad debt rate increased.

General and Administrative


            $ (000's)            2002                     2003
                          -----------------------------------------------
                                      AS A %                 AS A %          FROM 2002 TO 2003
                             $      OF NET SALES       $     OF NET SALES     CHANGE     % CHANGE
                          ------    ------------     -----   ------------     ------     --------

AUDIO BOOK CLUB           $ 2,842          8.3%      $  2,626      10.0%     $ (216)       (7.6)%

RADIO SPIRITS               1,617         14.5%         1,163      11.5%       (454)      (28.1)%

MEDIABAY.COM                  654                         614                   (40)       (6.1)%
CORPORATE
                            3,234                       2,412                  (822)      (25.4)%
                          -----------------------------------------------------------------------
                          $ 8,347         18.2%      $  6,815      18.6%   $ (1,532)      (18.4)%
                          =======================================================================

General and administrative expenses at Audio Book Club declined principally due to reductions in payroll due to reduced staff. General and administrative expenses at Radio Spirits for the year ended December 31, 2003 declined principally due to reductions in payroll due to reduced staff and commissions to outside sales personnel due to lower wholesale sales, lower consulting costs principally due to the termination of a consulting agreement entered in to 2001 with the previous president of Radio Spirits following his resignation and settlement of all outstanding amounts with a former joint venture partner responsible for syndication of our old-time radio shows on broadcast radio. Our corporate general and administrative expenses for the year ended December 31, 2003 declined principally due to reductions in public and investor relations, travel and legal fees partially offset by higher insurance costs.

Asset write-downs and strategic charges
         (000's)

                                                      2002       2003
                                                     --------   --------
ASSET WRITE-DOWNS AND STRATEGIC CHARGES               $ --       $749
                                                     ========   ========

In the fourth quarter of 2003, we evaluated the performance of Audio Passages, an Audio Book Club marketing program tailored to listeners with an interest in Christian product and determined based on past performance and expected future performance that we should terminate the Audio Passages marketing program. In connection with the termination of the Audio Passages marketing program, we took a strategic charge for the establishment of a reserve for obsolescence of Audio Passages inventory of $0.3 million and an assets write-down for previously capitalized advertising, which are not recoverable in the amount of $0.5 million.

Termination costs
         (000's)

                                         2002                 2003
                                     --------------     ---------------
TERMINATION COSTS                        $ --                 $544
                                     ==============     ===============

In 2003, the employment of two senior executives who had employment agreements was terminated and the decision was made to terminate the employment agreement of another senior executive. A consulting agreement was also terminated. We agreed to make aggregate settlement payments under the employment agreements and consulting agreement for total consideration of $.5 million payable through May 2005.


Depreciation and Amortization
            $ (000's)            2002                     2003
                          -----------------------------------------------
                                      AS A %                 AS A %          FROM 2002 TO 2003
                             $      OF NET SALES       $     OF NET SALES     CHANGE     % CHANGE
                          ------    ------------     -----   ------------     ------     --------
DEPRECIATION
AUDIO BOOK CLUB           $  124      0.4%        $   104       0.4%          $ (20)      (16.1)%

RADIO SPIRITS                 97      0.9%             42       0.4%            (55)      (56.7)%

AMORTIZATION
CORPORATE                  1,093                      182                      (911)      (83.3)%
                         -----------------        ------------------         --------------------
                         $ 1,314      2.9%        $   328       0.9%         $ (986)       -75.0%
                         =================        ==================         ====================

The decrease in amortization expenses is principally attributable to the reduction of the carrying amounts of our intangible assets made in the fourth quarter of 2002. Specifically, we made a strategic decision to no longer compete in the DVD market and accordingly wrote off the value of certain video and DVD rights we had acquired in the amount of $90,000. We also made the strategic decision in the fourth quarter of 2002 to discontinue future mailings to the Columbia House lists of members of other clubs. Accordingly, in the fourth quarter of 2002, we wrote off the unamortized value of the Columbia House mailing agreement of $986,000.


Interest Expense

                                                                                       FROM 2002 TO 2003
                                                         2002           2003         CHANGE       % CHANGE
                                                         ----           ----         ------       --------
$ (000'S)
INTEREST PAID                                              $  766         $   384      $  (382)      (49.9)%
INTEREST ACCRUED                                              118              74          (44)      (37.3)%
INTEREST INCLUDED IN DEBT                                     637             907          270        42.4%
AMORTIZATION OF DEFERRED FINANCING COSTS AND
ORIGINAL ISSUE DISCOUNT                                     1,453             560         (893)      (61.5)%
TOTAL INTEREST EXPENSE                                -----------      ----------   ----------   ----------
                                                          $ 2,974        $  1,925     $ (1,049)      (35.3)%
                                                      ===========      ==========   ==========   ==========

The reduction in interest expense is principally due to a reduction in the amortization of deferred financing costs and original issue discount of $0.9 million based on the original terms of the debt to which the costs and discount related.

Net loss before income taxes for the year ended December 31, 2003 was $5.2 million as compared to a net loss before income taxes for the year ended December 31, 2002 of $1.7 million.

Income Tax Expense
                                                            FROM 2002 TO 2003
                              2002        2003            CHANGE      % CHANGE
                              ----        ----            ------      --------
$ (000'S)
INCOME TAX EXPENSE          $  550    $   1,471          $   921       167.5%
                            ======    =========          =======      ========

During the years ended December 31, 2003 and 2002, we utilized $1,471,000 and $550,000, respectively, of the $17.2 million deferred tax asset recorded in 2001. Accordingly, we recorded income tax expense of $1,471,000 and $550,000 for the years ended December 31, 2003 and 2002, respectively.


Preferred Stock Dividends
                                                                                            FROM 2002 TO 2003
                                                             2002            2003         CHANGE       % CHANGE
                                                             ----            ----         ------       --------
$ (000'S)
DIVIDENDS ACCRUED ON SERIES A PREFERRED STOCK                 217             228            11           5.1%
DIVIDENDS ACCRUED ON SERIES B PREFERRED STOCK                   -              18            18
                                                           ------           -----        ------        ------
TOTAL DIVIDENDS ACCRUED ON PREFERRED STOCK                 $  217           $ 246        $   29          13.4%
                                                           ======           =====        ======        ======


For the year ended December 31, 2003, we accrued preferred stock dividends of $0.2 million on the outstanding 25,000 shares of Series A Preferred stock, which were issued in January 2002 and $18,000 for dividends for Series B Preferred
Stock issued May 2003.

Loss Applicable to Common Stockholders
                                                                                            FROM 2002 TO 2003
                                                              2002           2003          CHANGE        % CHANGE
                                                              ----           ----          ------        --------
$ (000'S)
LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $  2,510       $  6,869         $ 4,359         173.7%
                                                          ========       ========         =======         ======

Principally because of lower sales due in large part to reduced spending on new member advertising at Audio Book Club and lower wholesale sales at Radio Spirits, our net loss applicable to common shares increased $4.4 million to $6.9 million, or $.49 per diluted share as compared to a net loss applicable to common shares for the year ended December 31, 2002 of $2.5 million, or $.18 per diluted share of common stock.

Year ended  December 31, 2002 compared  with year ended  December 31, 2001
Sales for the year ended December 31, 2002 increased $3.9 million or 9.4% to $45.7 as compared to $41.8 million for the year ended December 31, 2001. Audio Book Club increased sales by $2.5 million, principally due to an increase in club membership as a result of our marketing efforts to grow the business. For the year ended December 31, 2002, the Audio Book Club attracted approximately 294,000 members as compared to approximately 211,000 members who joined the Audio Book Club during the year ended December 31, 2001. The increase in Radio Spirits sales, of $1.3 million, is principally attributable to sales of the World's Greatest Old-Time Radio continuity program, a marketing program introduced in 2002, which is similar to our Audio Book Club and offers old-time radio products.

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

Depreciation and amortization expenses decreased $3.9 million to $1.3 million for the year ended December 31, 2002 from $5.2 million for the year ended December 31, 2001. The decrease is principally attributable to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in 2002 and, to a lesser extent, certain intangible assets were fully amortized in 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on our fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to our carrying amount. Existing goodwill continued to be amortized through the year ended December 31, 2001 at which time amortization ceased. The amount of goodwill amortized during the year ended December 31, 2001 was $.5 million. Based on our review for goodwill impairment in 2002, the Company did not recognize any goodwill impairment in 2002 in accordance with SFAS No. 142.

During the fourth quarter of 2002, the Company reviewed the carrying amounts of our intangible assets and determined, based on decisions made in the fourth quarter of 2002, that the value of certain intangible assets could no longer be supported by anticipated future operations. Specifically, the Company made a strategic decision to no longer compete in the DVD market and accordingly wrote off the value of certain video and DVD rights it had acquired in the amount of $90,000. We also made the strategic decision in the fourth quarter of 2002 to discontinue future mailings to the Columbia House lists of members of other clubs. Accordingly, in the fourth quarter of 2002, the Company wrote off the unamortized value of the Columbia House mailing agreement of $986,000.

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

As a result of the series of strategic initiatives described above, our operations had improved. Although realization of net deferred tax assets is not assured, we determined in 2001, based on our improved operations, that it is more likely than not that a portion of our deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly we reduced the valuation allowance for deferred tax assets in the amount of $17.2 million and recorded an income tax benefit.

During then year ended December 31, 2002, we utilized $550,000 of the $17.2 million deferred tax asset recorded in 2001. Accordingly, we recorded an income tax expense of $550,000.

We accrued preferred stock dividends of $0.2 million on the outstanding 25,000 shares of Series A Preferred stock, which were issued in January 2002.

Net loss applicable to common shares for the year ended December 31, 2002 was $2.5 million, or $.18 per diluted share of common stock as compared to a net loss of $5.4 million, or $0.39 per diluted share of common stock for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our cash requirements through sales of our equity and debt securities and borrowings from financial institutions and our principal shareholders. During 2003, we did not have sufficient cash to undertake marketing activities to the extent of historical levels. For the year ended December 31, 2003, we spent $2.1 million to attract new Audio Book Club members, a reduction of $6.2 million, or 74.7%, from the amount spent to attract new members of $8.3 million during the year ended December 31, 2002, principally due to the lack of necessary funds. As a result, our member and customer bases eroded and our revenues declined significantly. We currently do not have sufficient funds to market to attract new members and customers to maintain our member and customer bases and have conducted only minimal tests of new Internet marketing initiatives in 2004. We will require additional financing to conduct sufficient marketing activities to maintain and rebuild our member and customer bases. If we do not obtain the funds necessary to increase our advertising to acquire new members to offset member attrition and/or expand our existing membership and customer bases, our revenue will continue to decline, which will continue to negatively impact our performance and could ultimately impair our ability to continue as a going concern.

Our revolving line of credit matures on September 30, 2004, an additional $10.8 million is due upon demand of the holders of notes which may be made at various times during 2004 following the repayment of the line of credit and an additional $4.3 million under promissory notes is due in the fourth quarter of 2004. We are required to make monthly payments of principal on the line of credit of $106,666 in February through August 2004 We currently do not have sufficient funds to repay our debt as it becomes due and are actively seeking to obtain other financing to replace the debt or obtain an extension of the maturities. If we do not have the necessary extensions or replacement financings, we will be in default on our indebtedness.

Operating Activities
We have implemented a series of initiatives to increase cash flow. While these initiatives and the significant reduction in marketing expenses increased cash provided by operating activities in 2003, we cannot sustain our operations without increasing marketing expenses. We require additional financing to repay debt and to fund the maintenance of operations, working capital or other related uses. Without additional capital, we do not have the funds to meet our short-term needs. We are currently exploring a number of alternatives, including raising additional debt or equity, refinancing or extending our existing debt and selling certain assets to fund our long and short-term needs.

For the year ended December 31, 2003, our cash increased by $.3 million, as we had cash provided by operating activities of $1.6 million and we had cash used in investing activities of $.3 million and in financing activities of $1.0 million.

During 2003, we generated cash from operations of $1.6 million, including the repayment of accounts payable and accrued expenses of $5.4 million. This increase in cash from operations was due to principally to our reducing new member marketing dramatically in 2003 as compared to 2002.

Net cash provided by operating activities principally consisted of our net loss applicable to common shares of $6.9 million, decreased by depreciation and amortization expenses of $.3 million, amortization of deferred financing costs and debt discount of $.6 million, non-current accrued interest and dividends payable $1.2 million, write-offs of assets related to a terminated marketing program of $.7 million, income tax expense of $1.5 million, stock related non-cash compensation of $.1 million; decreases in accounts receivable, inventory, royalty advances and prepaid expenses and other current assets of $4.2 million, $.9 million, $.2 million and $.3 million, respectively and a net reduction in deferred member acquisition costs of $3.8 million. Net cash provided by operations was reduced by reductions in accounts payable and accrued expenses of $5.4 million.

The decrease in accounts receivable is principally due to reduced sales at both our Audio Book Club and our wholesale Radio Spirits sales. We also have reserved bad debts based on our experience in 2003, which was much higher than in previous years, due to the significant increase in 2002 of ABC members recruited in Bill Me offers from the internet and Audio Passages members. We have discontinued Internet Bill Me offers until we have tested new credit screening methods and have discontinued our Audio Passages audiobook club. We believe that these steps will assist us in reducing our bad debt rate. The reduction in inventory is a result of lower sales, which require less inventory and the aggressive sale of slower moving items old-time radio products at heavily discounted prices in remainder sales. We have also provided a reserve for obsolescence for our Audio Passages product because of our discontinuing the operation. The decrease in royalty advances is principally due to increased royalty expenses, since we sold less new member units, the audiobooks we sold were at higher royalty rates and we also reserved $.4 million for advances we do not expect to recover principally due to lower sales at Audio Book Club due to fewer members. The decrease in prepaid expenses was principally the result of not mailing a direct mail campaign to acquire new members in our Audio Book Club in December 2003 or January 2004. The decrease net deferred member acquisition costs is directly related to the substantial reduction in new member advertising. We used substantially all of the cash generated from operations to reduce accounts payable resulting in a decrease in accounts payable and accrued expenses of $5.4 million during the year ended December 31, 2003.

Investing Activities
Cash used in investing activities was for the acquisition of fixed assets of $0.1 million, principally computer equipment, and remaining payments of $0.25 million to Great American Audio for the 2002 acquisition of certain of Great American Audio assets including the license to The Shadow programs.

Financing Activities
During the year ended December 31, 2003, we repaid $1.6 million under our senior credit facility and the maturity of the senior credit facility was extended to September 30, 2004, subject to monthly principals payments of $106,667 through August 2004.

On May 7, 2003, we sold 3,350 shares of a newly created Series B Stock with a liquidation preference of $100 per share for $335,000. Of the total sold, 1,400 shares ($140,000) were purchased by Carl Wolf, Chairman and a director of MediaBay, and 200 shares ($20,000) were purchased by John Levy, Executive Vice President and Chief Financial Officer of MediaBay. The holders of shares of Series B Stock are entitled to receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until we are permitted to make such payment in cash under the Credit Agreement.

The Series B Stock is convertible into shares of common stock at a conversion rate equal to a fraction, (i) the numerator of which is equal to the number of Series B Stock times $100 plus accrued and unpaid dividends though the date of conversion and (ii) the denominator is the $0.77.

In the event of a liquidation, dissolution or winding up of MediaBay, the holders of Series B Stock shall be entitled to receive out of the assets of MediaBay, a sum in cash equal to $100.00 per share before any amounts are paid to the holders of MediaBay common stock and on a pari passu with the holders of the Series A Preferred Stock. The holders of Series B Stock shall have no voting rights, except as required by law and except that the vote or consent of the holders of a majority of the outstanding shares of Series B Stock, voting separately as a class, will be required for any amendment, alteration or repeal of the terms of the Series B Stock that adversely effects the rights, preferences or privileges of the Series B Stock.

On June 16, 2003, ABC entered into a settlement agreement with respect to a lawsuit in which ABC was the plaintiff and arising out of an acquisition made by ABC. Pursuant to the settlement agreement, ABC received $350,000 in cash, the return for cancellation of 325,000 shares of MediaBay common stock issued in connection with the acquisition and the termination of put rights granted to the seller in the acquisition with respect to 230,000 of the shares (put rights with respect to the remaining 95,000 shares had previously terminated). The termination of the puts rights terminated a $3.45 million future contingent obligation of MediaBay and results in a corresponding increase in stockholders' equity.

The calculation of the settlement of litigation is as follows:

 Termination of contingent put rights                          $3,450,000
 Return for cancellation of 325,000 shares of common stock        247,000
 Legal and other costs incurred in connection with the
  litigation, net of cash received of $350                        690,000
                                                               ----------
 Net settlement of litigation recorded in Contributed Capital  $3,007,000
                                                               ==========

On October 1, 2003, we completed a $1,065,000 financing consisting of the notes due October 1, 2004. The notes bear interest at 18%, provide for accrual of interest to maturity and have no prepayment penalty. In connection with the issuance of the notes, we issued to the investors, five year warrants to purchase 266,250 shares of our common stock at an exercise price of $0.80. We have also agreed to issue the investors warrants to purchase an additional 266,250 shares of MediaBay common stock on April 1, 2004, if the notes have not been repaid. Carl Wolf, and Huntingdon, Inc., a company wholly owned by Norton Herrick, each purchased a $100,000 note in the offering. In connection with the financing, Norton Herrick and Huntingdon agreed with the holders of the notes, that upon the occurrence and continuance of an event of default under the notes, to the extent Mr. Herrick or Huntingdon received any payment on account of the secured indebtedness of our company held by them, they would remit such amounts to the holders of the notes an a pro rata basis until the notes are paid in full.

On January 29, 2004, we issued $4,000,000 aggregate principal amount of promissory notes (the "2004 Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to 13 institutional and accredited investors. The 2004 Notes are due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of the our indebtedness under our existing credit facility is either repaid or refinanced or (iii) the consummation by us of a merger, combination or sale of all or substantially all of our assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of our voting stock. The 2004 Notes bear interest at the rate of 6%, increase to 9% on April 28, 2004 and 18% on July 27, 2004. In connection with this offering, Norton Herrick and Huntingdon entered into a letter agreement with the purchasers of the 2004 Notes pursuant to which they granted to the holders of the 2004 Notes in the event of an Event of Default (as defined in the 2004 Notes) the rights to receive payment under certain secured indebtedness owed by us to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the letter agreement, Norton Herrick and Huntingdon also executed Powers of Attorney in favor of a representative of the 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the 2004 Note holders rights under the letter agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. In consideration for Huntingdon's consent to the financing and agreements to upon receipt of shareholders' approval we reduced the conversion price of $1,150,000 principal amount of convertible promissory notes held by Huntingdon from $2.00 to $1.27 and $500,000 principal amount of convertible promissory notes held by Huntingdon from $1.82 to $1.27.

On April 12, 2004, the principal amount of the 2004 Notes, automatically converted into 5,333,333 shares of our common stock at the rate of one share of common stock at $0.75. In addition, accrued interest accrued interest in the amount of approximately $49,000 converted into 64,877 shares of our common stock.

In connection with the offering, we issued to Rockwood, Inc. ("Rockwood"), the placement agent, and a broker warrants to purchase an aggregate of 245,000 shares of Common Stock (the "Initial Agent Warrants"), and agreed to issue to Rockwood, if and only if we obtain shareholder approval, warrants to purchase an additional 500,884 shares of Common Stock (the "Additional Agent Warrants" and, together with the Initial Agent Warrants, the "Agent Warrants") as partial consideration for Rockwood's services as placement agent. The Investor Warrants and Rockwood Warrants are exercisable until January 28, 2009 at an exercise price of $1.28 per share. The Additional Agent Warrants will become exercisable upon, and only if, our shareholders approve the Proposal.

Indebtedness

Following is a summary of our indebtedness to our creditors:

Credit Facility
As of April 12, 2004, we had approximately $1,386,667 of indebtedness outstanding under the Amended and Restated Credit Agreement dated as of October 3, 2002, as amended, by and among MediaBay and Radio Spirits, Inc. and Audio Book Club, Inc., wholly-owned subsidiaries of the MediaBay, as co-borrowers, and ING (U.S.) Capital LLC, as administrative agent, and the other lenders named therein (the "Credit Agreement"). The maturity date of the Credit Agreement is September 30, 2004; provided however, that we are required to make monthly payments of principal of $106,667 through August 2004. The maturity of the Credit Agreement automatically extends to March 31, 2005 if the notes held by ABC Investment LLC and the holders of the notes issued in October 2003 extend the maturity of their notes by April 15, 2004 to June 30, 2005. We are not permitted to make any additional borrowings under the Credit Agreement. The interest rate on the credit facility is equal to the prime rate plus 2 1/2%. We granted the lenders under the Credit Agreement a security interest in substantially all of our assets and the assets of our subsidiaries and pledged the stock of our subsidiaries.

We are required to maintain minimum EBITDA, as defined below, of $7,000,000 for the period beginning on January 1, 2001 and ending prior to March 31, 2004. Under the Credit Agreement, "EBITDA" means, for any period, the sum of (i) net income, (ii) interest expense, (iii) income tax expense, (iv) depreciation expense, (v) extraordinary and nonrecurring losses and (vi) amortization expense, less extraordinary and nonrecurring gains (in each case, determined in accordance with generally accepted accounting principles) plus adjustments for
(x) the pro forma effect of any Permitted Acquisition (as defined in the Credit Agreement) and (y) non-cash stock compensation; provided that EBITDA shall be adjusted for the effect of treating our advertising expense and new member acquisition costs as expensed as incurred. We were in compliance with this covenant at December 31, 2003.

In addition to limiting our ability to incur additional indebtedness, the Credit Agreement prohibits us from, among other things:

      o     merging into or consolidating with another entity;

      o     selling all or substantially all of our assets;

      o     declaring or paying cash dividends;

      o raising additional financing, with certain exceptions, without repaying a portion of the debt and

      o     materially changing the nature of our business.

We are currently seeking to refinance or extend this debt. Historically, we have been able to extend the maturity of this debt.

Notes Held by Norton Herrick
Norton Herrick holds a $1,984,250 principal amount Convertible Senior Subordinated Promissory Note due September 30, 2007, except that the holder has the right to demand repayment of the unpaid principal balance of, and interest on, the note at any time on or after the later of (i) December 31, 2004 and (ii) the date on which we have repaid all of our obligations under the Credit Agreement. This note is the remaining portion held by Norton Herrick of a $15 million subordinated note entered into between Norton Herrick and MediaBay on December 31, 1998.

Interest on this note accrues at the rate of 11% per annum and is payable on a monthly basis, at the holder's option, in cash or common stock; provided, however, that cash interest accrues until 10 days after we have paid all of our obligations under the Credit Agreement. This note is convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances. This note is secured by a second lien on the assets of Radio Spirits.

We are prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of our assets and materially changing the nature of our business without the prior written consent of the holder of this note. While Mr. Herrick has, in the past, provided his consent to our incurring additional indebtedness, he is not required to do so, and the requirement that he provide his consent could be a significant impediment in our ability to raise additional financing.

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

      o $500,000 principal amount Convertible Senior Promissory Note (the "$500,000 Note") entered into on February 22, 2002;

      o $1,000,000 principal amount Convertible Senior Promissory Note (the "$1,000,000 Note") entered into on October 3, 2002;

      o $150,000 principal amount Convertible Senior Promissory Note (the "$150,000 Note") entered into on October 10, 2002; and

      o $350,000 principal amount Convertible Senior Promissory Note (the "$350,000 Note") entered into on November 15, 2002.

Each of the notes held by Huntingdon are due September 30, 2007, provided that the holder has the right, at any time on or after the date on which the Company has repaid all of our obligations under the Credit Agreement, to demand repayment of the unpaid principal balance of and interest on the note; provided, however that, with respect to the $800,000 Note, such demand can not be made until the ninetieth day after we have repaid all of our obligations under the Credit Agreement.

Each of the $2,500,000 Note and $500,000 Note bears interest at an annual rate equal to the prime rate plus 2%, the $800,000 Note bears interest at the rate of 12% per annum and each of the $1,000,000 Note, $150,000 Note and $350,000 Note bears interest at an annual rate equal to the prime rate plus 2 1/2%. Interest is payable under each note monthly, in arrears, in cash, or at the holder's option, in lieu of cash, in shares of common stock or in kind, provided, however, that cash interest accrues until 10 days after we have paid all of our obligations under the Credit Agreement. Interest accrues on unpaid interest under each note (since October 3, 2002 in the case of the $2,500,000 Note, the $500,000 Note and the $800,000 Note) at the respective interest rate of such note.

The $2,500,000 Note, and the $800,000 Note are convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances of securities. The $500,000 Note is convertible at $2.00. Each of the $1,000,000 Note and the $150,000 Note is convertible into shares of common stock at the rate of $1.82 per share, and the $350,000 Note is convertible into shares of common stock at the rate of $1.25 per share. We agreed as consideration for Norton Herrick and Huntingdon consenting to the January 2004 financing and granting certain rights to investors in the January 2004 financings as discussed above, we would seek shareholder approval to reduce the conversion rate of $1,000,000 Note, the $150,000 Note and the $500,000 Note to $1.27. Our Board has determined to recommend to our shareholders to approve the foregoing and intends to submit a proposal for shareholder approval at our 2004 annual meeting of shareholders.

All of the notes held by Huntingdon are secured by a lien pari passu to the senior credit facility on substantially all of our assets and certain of our subsidiaries' assets, other than inventory, receivables and cash.

We are prohibited from incurring indebtedness (with exceptions), selling all or substantially all of our assets and materially changing the nature of our business without the prior written consent of the holder of the notes. While Huntingdon has, in the past, provided its consent to our incurring additional indebtedness, it is not required to do so, and the requirement that it provide its consent could be a significant impediment in our ability to raise additional financing.

Note held by N. Herrick  Irrevocable  ABC Trust (the  "Trust")
The Trust holds a $500,000 principal amount 9% Convertible Senior Subordinated Promissory Note due September 30, 2007, except that the holder may demand repayment of the unpaid principal balance and interest on the note, commencing December 31, 2004, if we have repaid all of our obligations under the Credit Agreement.

This note is convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances of securities. This note bears interest at the rate of 9% per annum. Interest is payable monthly, in arrears, in cash or, at the holder's option, shares of common stock; provided, however, that cash interest accrues until 10 days after we have repaid our obligations under the Credit Agreement. After October 3, 2002, interest accrues on unpaid interest at the interest rate of the note.

We are prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of our assets and materially changing the nature of our business without the prior written consent of the holder of this note. While the Trust has, in the past, provided its consent to our incurring additional indebtedness, the requirement that it provide its consent could be a significant impediment in our ability to raise additional financing.

Note held by ABC Investment LLC
ABC Investment LLC is a third party, which holds a $3.2 million principal amount Senior Subordinated Promissory Note due December 31, 2004. This note is convertible into shares of common stock at the rate of $3.12 per share, subject to adjustment for below conversion price issuances of securities. This note bears interest at the rate of 9% per annum, quarterly, in arrears. We are prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of our assets and materially changing the nature of our business without the prior written consent of the holder of this note.

October 2003 Notes
On October 1, 2003, we issued $1,065,000 principal amount of notes due October 1, 2004. The notes bear interest at the rate of 18%, provide for accrual of interest to maturity and have no prepayment penalty. We also agreed to issue the investors warrants to purchase an additional 266,250 shares of MediaBay common stock on April 1, 2004, if the notes have not been repaid. The notes are due on October 1, 2004, however, if we raise more than $5.0 million in financing prior to the maturity date of the notes, the maturity date of the notes is accelerated. Purchasers of notes included Carl Wolf and a company wholly owned by Norton Herrick.

January 2004 Notes
On January 29, 2004, we issued $4,000,000 aggregate principal amount of notes are described above.


Commitments
$(000,s)
                                                                       Payments Due by Period
                                       ---------------------------------------------------------------------------------------
Contractual Obligations                                       Less than              1-3               3-5           More Than
                                               Total            1 Year              Years             Years           5 Years
                                            -----------      -----------       -----------      -----------       -----------

Debt Obligations                              $  17,770        $  17,770          $     --         $     --          $     --
Capital Lease Obligations                            71               53                18               --                --
Operating Lease Obligations                         964              163               385              406                10
Purchase Obligations                              1,487              459               575              453
Other Long Term Liabilities
Reflected on the Registrant's
Balance Sheet Under GAAP                          1,331              551               780               --                --
                                            -----------      -----------       -----------      -----------       -----------
Total                                         $  21,623        $  18,996         $   1,758         $    859           $    10
                                            ===========      ===========       ===========      ===========       ===========

Consulting Agreement
Effective December 31, 2003, we agreed with Norton Herrick to terminate a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick. In connection with the termination, we agreed to pay XNH a fee of $7,500 per month for 16 months commencing on January 1, 2004 and to provide Mr. Herrick with health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans. The termination agreement provides that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 pursuant to which, we agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, our Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of ours or any subsidiary or in any other capacity shall remain in full force and effect and to also indemnify XNH on the same basis. In connection with the termination agreement, Herrick and XNH agreed to extend the non-competition and nondisclosure covenants of the XNH consulting agreement until December 31, 2006.

Employment Agreements
We have commitments pursuant to employment agreements with our officers. Our minimum aggregate commitments under such employment agreements are approximately $0.5 million, $0.4 million and $80,000 during 2004, 2005 and 2006, respectively.

Termination and Severance Agreements
Our minimum aggregate commitments under settlement payments under employment agreements and a consulting agreement are $201,000 in 2004 and $30,000 in 2005.

Licensing Agreements
We have numerous licensing agreements for both audiobooks and old-time radio shows with terms generally ranging from one to five years, which require the Company to pay, in some instances, non-refundable advances upon signing agreements, to be applied against future royalties. Our minimum aggregate commitments under existing licensing agreements are $459,000, $347,000 and $228,000 during 2004, 2005 and 2006, respectively.

Obligations to Seller in an Acquisition
In connection with an acquisition made in December 1998, we agreed to repurchase certain shares issued to the seller at various prices ranging from $7.00 to $15.00. The repurchase obligation would expire based on the stock reaching the repurchase price for a period of 10 consecutive trading days. We have asserted that the price targets were maintained and that the obligation has expired. The seller has disputed this assertion and asserts that the right to put 25,000 shares at a price of $14.00 per share beginning on December 31, 2003 and 50,000 shares at a price of $15.00 per share beginning on December 31, 2005. The seller has demanded the repurchase of the 25,000 shares for $350,000.

Recent Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. The adoption of SFAS 145 had no impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. The adoption of SFAS 146 had no impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Accordingly, we have adopted the applicable disclosure requirements of this Statement within this report. The adoption of SFAS No. 148 did not have a significant impact on our financial disclosures.

In November 2002, the FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, be recognized at the inception of the guarantee. The effective date for this FIN 45 is for fiscal years ending after December 15, 2002. The adoption of FIN 45 had no impact on our financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This interpretation changes the method of determining whether certain entities should be included in our consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has
(1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. We are currently evaluating FIN 46 and believe that it will have no impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 33 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. We reclassified certain items to debt as a result of the SFAS 150.

Net Operating Losses
Our federal net operating loss  carryforwards  expire  beginning in 2018.  Under
Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. The additional equity financing we obtained in 2000 may result in an ownership change and, thus, may limit our use of our prior net operating losses. In the event we achieve profitable operations, any significant limitation on the utilization of net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods. We have provided a full valuation allowance for our net operating loss carryforwards.

Audit Committee Approval of Non-Audit Services
In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing any non-audit services approved by our Audit Committee (the "Committee") to be performed by Amper, Politziner & Mattia ("APM"), our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statement. During the year ended December 31, 2003, we did not engage APM for any non-audit services.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISK
We are exposed to market risk for the impact of interest rate changes. As a matter of policy, we do not enter into derivative transactions for hedging, trading or speculative purposes.

Our exposure to market risk for changes in interest rates relate to our long-term debt. As of December 31, 2003, interest on $3.0 million of our debt is payable at the rate of the prime rate plus 2.0% and interest on $3.0 million of our long-term debt is payable at the rate of the prime rate plus 2.5%. If the prime rate were to increase, our interest expense would increase, however a hypothetical 10% increase in interest rates, from approximately 6% to 6.6%, would not have had a material impact on our fair values, cash flows or earnings for either 2003 or 2002. All of our other debt is at fixed rates of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial  statements  appear in a separate section of this report following
Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended December 31, 2003 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors, executive officers and other key employees of our company are as follows:

NAME                AGE    POSITION
Carl T. Wolf         60    Chairman and Director
Jeffrey Dittus       37    Chief Executive Officer and Director
Howard Herrick       39    Executive Vice President and Director
John F. Levy         48    Executive Vice President and Chief Financial Officer
Robert Toro          39    Senior Vice President of Finance
Richard J. Berman    61    Director
Paul D. Ehrlich      59    Director
Mark P. Hershhorn    54    Director
Joseph R. Rosetti    70    Director

Carl T. Wolf, 60, as of May 2003 is our Chairman. Mr. Wolf has been a director of MediaBay since March 1998. Mr. Wolf is the managing partner of the Lakota Holdings LLC. Mr. Wolf was formerly Chairman of the Board, President and Chief Executive Officer of Alpine Lace Brands, Inc. Mr. Wolf founded Alpine Lace and predecessors and had been the Chief Executive Officer of each of them since the inception of Alpine Lace in 1983. Mr. Wolf became a director of Alpine Lace shortly after its incorporation in February 1986.

Jeffrey Dittus, 37, as of January 2004, is our Chief Executive Officer. From December 2001 to January 2004, Mr. Dittus was founder and managing director of Kauri Capital LLC, a boutique merchant bank. From September 1999 to November 2001, Mr. Dittus was co-founder and Chief Executive Officer of IT Capital Limited, a publicly listed venture capital firm on the Australian and New Zealand stock exchanges. From November 1998 to November 1999, Mr. Dittus was Vice President Investments for Mellon Ventures; a captive private equity partnership of Mellon Bank. From November 1995 to November 1998, Mr. Dittus was Vice-President Corporate Development and Managing Director - New Zealand/Australia for National Media Corporation, a large direct response television marketer.

Howard Herrick, 39, is our co-founder and has been our Executive Vice President, and a director since our inception. Since 1988, Mr. Herrick has been an officer of The Herrick Company, Inc. Mr. Herrick is also an officer of the corporate general partners of numerous limited partnerships, which acquire, finance, market, manage and lease office, industrial, motel and retail properties; and which acquire, operate, manage, redevelop and sell residential rental properties.

John F. Levy, 48, joined us in November 1997 and has served as our Executive Vice President and Chief Financial Officer since January 1998. Prior to joining us, Mr. Levy had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.

Robert Toro, 39, has been our Senior Vice President of Finance since July 1999, Chief Financial Officer of our Audio Book Club division since November 2001 and an employee since April 1999. Before joining us, Mr. Toro was Senior Vice President of AM Cosmetics Co. and had previously served in senior financial positions in both public and private entertainment and publishing companies. From 1992 through early 1997, Mr. Toro served in various senior financial positions with Marvel Entertainment Group, Inc., a publicly traded youth entertainment company. Mr. Toro is a Certified Public Accountant with six years of experience with the national public accounting firm of Arthur Andersen where he was employed immediately prior to joining Marvel Entertainment Group.

Richard J. Berman, 61, became a director in June 2003. Mr. Berman has over 30 years of experience in venture capital and mergers and acquisitions. He is currently a Director of International Microcomputer Software, Inc. a publicly traded software company, the Internet Commerce Corporation, a publicly traded Internet supply chain company, NexMed, a publicly traded life sciences company, GVI Security Solutions, Inc., a provider of video surveillance solutions to the retail, business-to-business, professional, and homeland security market segments and is currently Chairman of the KnowledgeCube Group, a venture capital firm, and Candidate Resources Inc., a leading manager of human resource websites. Mr. Berman started and managed the mergers and acquisitions and private equity groups of Bankers Trust as Senior Vice President. Mr. Berman has also invested in and managed over 20 companies, including as Chairman of Prestolite Battery, Inc., Boston Proper, Inc. and Internet Commerce Corporation. Mr. Berman received his B.S. and M.B. A. in Finance from New York University, a J.D. from Boston College Law School and a degree in International Law from Hague Academy of International Law.

Paul D. Ehrlich, 59, has been a director since May 2001. Mr. Ehrlich is a Certified Public Accountant and tax and financial consultant. Since August 2000, Mr. Ehrlich has been a Partner with Edwards & Topple, LLP as well as President of Paul D. Ehrlich, CPA, P.C., a tax and financial consulting corporation. From 1981 to August 1, 2000, Mr. Ehrlich was a shareholder, tax specialist and director of Personal Financial Services of Feldman Sherb & Co., P.C. Mr. Ehrlich has served on the Boards of Directors of several companies and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants (appointed committee member), and the International Association for Financial Planning.

Mark P. Hershhorn, 54, has been a director since February 2003. Mr. Hershhorn is currently President and CEO of CKS & Associates and CEO for Midwest Real Estate Investment LLC, real estate development firms specializing in renovation and rehabilitation of apartment buildings in urban areas. Mr. Hershhorn was formerly President, CEO and a Director of National Media Corporation, a publicly held transactional television marketing company. Prior to National Media Corporation, Mr. Hershhorn served as Senior Vice President of Food Operations and Joint
Ventures for NutriSystems, Inc. Mr. Hershhorn also served as Chief Financial Officer, Treasurer, Vice President and Director of The Franklin Mint, a global direct marketing company operating in ten countries. Mr. Hershhorn is a member of the Graduate Executive Board of the Wharton Graduate Division of the University of Pennsylvania and an active participant in the Wharton School Mentoring program. He is also Vice Chairman of the Board of Overseas and Executive Committee of the Rutgers University Foundation, a member of the Rutgers University Board of Trustees, Chairman of the Executive Committee of Rutgers University Scarlet R Club, Chairperson of the Rutgers University Annual Fund, a member of the Dean's Advisory Council for Rutgers College and a member of Rutgers University President's Council.

Joseph R. Rosetti, 70, has been a director of MediaBay since December 2002. Mr. Rosetti has been President of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc since December 2001. Prior to forming SafirRosetti, Joseph R. Rosetti was the Vice Chairman of Kroll Associates. As Vice Chairman, he had responsibility for Corporate Security/Crisis Management, which provides industry and professional organizations with preventive measures to combat corporate and financial crimes. From 1971 to 1987 he had worldwide responsibility at IBM for security programs in physical security, investigations, personnel security, trade secret protection, information asset security, real and movable and financial asset security and Department of Defense Security. Mr. Rosetti was a member of the U.S. National Chamber of Commerce Crime Reduction Panel and was Staff Director for the Conference of the National Commission on Criminal Justice Standards and Goals, a member of the private Security Task Force to the National Advisory Committee on Criminal Justice Standards and Goals and Chairman of the American Management Association's Council on Crimes against Business. Prior to joining IBM, Mr. Rosetti was the Northeast Director for the Law Enforcement Assistance Administration of the U.S. Department of Justice and a Special Agent, Group Supervisor, and Special Assistant to the Assistant Commissioner for Compliance in the Intelligence Division, U.S. Treasury Department. Mr. Rosetti is also a director of GVI Security Solutions, Inc., a provider of video surveillance solutions to the retail, business-to-business, professional, and homeland security market segments.

Our Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the shareholders in any year. Paul Ehrlich and Joseph Rosetti are Class I directors and will stand for re-election at the 2004 annual meeting of shareholders. Jeffrey Dittus and Mark Hershhorn are Class II directors and stand for re-election at the 2005 annual meeting of shareholders. Richard Berman, Howard Herrick and Carl Wolf are Class III directors and stand for re-election at the 2006 annual meeting of shareholders. Our executive officers serve at the direction of the Board and until their successors are duly elected and qualified.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL  OWNERSHIP  REPORTING COMPANIES
Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all forms that they file pursuant to Section 16(a).

Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31, 2003, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with, except that Richard Berman, Carl Wolf, Stephen McLaughlin, Robert Toro and Norton Herrick each filed a Form 4 related to one transaction late.

AUDIT COMMITTEE
We have established an Audit Committee of the Board of Directors, which currently consists of Messrs. Ehrlich, Hershhorn and Rosetti, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. Mr. Ehrlich serves as Chairman. The Board has determined that Messrs. Ehrlich, Hershhorn and Rosetti qualify as "financial experts" under federal securities laws.

CODE OF ETHICS
In March 2004, we adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer other executive officers and persons performing similar functions. We will provide a copy of our code of ethics without charge upon written request addressed to MediaBay, Inc., 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927,
Attention: Investor Relations. We will disclose any amendment or waiver of this code on a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION
The following table discloses, for the periods indicated, compensation paid to our Chief Executive Officer and each of the four most highly compensated executive officers (the "Named Executives").

SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                   COMPENSATION AWARDS
                                                      ANNUAL COMPENSATION          SECURITIES UNDERLYING
                                              --------------------------------                                ALL OTHER
        NAME AND PRINCIPAL POSITION           YEAR           SALARY      BONUS       OPTIONS/SAR'S (#)       COMPENSATION
                                              ----          --------     -----       -----------------       ------------
Ronald Celmer                                 2003          $ 85,608      $    --       1,500,000           $     --
Former Chief Executive Officer (1)

Hakan Lindskog                                2003           230,091       25,000              --           $131,250
Former Chief Executive Officer (2)            2002           317,187       45,000         200,000                 --
                                              2001           264,063       50,000         175,000                 --

John F. Levy                                  2003           190,000       35,705          60,241                 --
Executive Vice President and Chief            2002           181,414       17,500          50,000                 --
Financial Officer                             2001           180,000       17,500              --                 --

Steven M. McLaughlin                          2003           140,417       10,000          40,000             41,250
Former Executive Vice President and           2002           188,684           --          10,000                 --
Chief Technology Officer (3)                  2001           178,750           --              --                 --

Robert Toro                                   2003           185,000        5,223         216,145                 --
Senior Vice President Finance                 2002           176,752       18,500              --                 --
                                              2001           159,087       17,500          50,000                 --

HOWARD HERRICK                                2003           175,000       12,500         117,000                 --
Executive Vice President                      2002           154,167       15,000         100,000                 --
                                              2001           150,000       30,000         100,000                 --

Carl T. Wolf                                  2003           135,000           --         585,000                 --
Chairman (4)                                  2002            15,688           --         645,000                 --
                                              2001                --           --          35,000                 --


      (1) Ronald Celmer was employed as Chief Executive Officer of MediaBay, Inc. from August 15, 2003 through January 5, 2004. In connection with the termination of his employment, we paid severance of $56,250 in six semi-monthly payments commencing January 15, 2004.

      (2) Hakan Lindskog was employed as Chief Executive Officer of MediaBay, Inc. from January 1, 2003 through August 13, 2003. In connection with the termination of his employment, we agreed to pay severance of $145,833 in semi-monthly payments from August 15, 2003 through January 15, 2004.

      (3) Stephen McLaughlin resigned as Executive Vice President and Chief Technology Officer of MediaBay, Inc. on September 15, 2003. In connection with the termination of his employment, we agreed to pay severance of $146,667 in semi-monthly payments commencing September 30, 2003 and ending October 15, 2004.

      (4) Carl Wolf became Co-Chairman on November 15, 2002 and was named Chairman on May 1, 2003.

The following table discloses options granted during the fiscal year ended December 31, 2003 to the Named Executives:

Option/SAR Grants in Fiscal Year Ending December 31, 2003:


                                                                                               POTENTIAL
                              NUMBER OF      % OF TOTAL                                     REALIZABLE VALUE
                                SHARES        OPTIONS                                   AT ASSUMED ANNUAL RATES OF
                              UNDERLYING     GRANTED TO      EXERCISE                    STOCK PRICE APPRECIATION
                               OPTIONS      EMPLOYEES IN      PRICE      EXPIRATION          FOR OPTION TERM
           NAME                GRANTED      FISCAL YEAR     ($/SHARE)       DATE           5% ($)        10% ($)
           ----               --------     ------------    ---------    ----------      -------        --------
Ronald Celmer (1)               250,000           8%          $0.80      02/10/2009      $48,556        $121,297
Ronald Celmer (1)               250,000           8%           0.80      08/10/2009       54,618        136,597
Ronald Celmer (1)               250,000           8%           1.00      02/10/2010       10,984        103,426
Ronald Celmer (1)               250,000           8%           1.00      08/10/2010       17,349        120,256
Ronald Celmer (1)               250,000           8%           1.25      02/10/2011           --         76,269
Ronald Celmer (1)               250,000           8%           1.25      08/10/2011           --         94,782

Hakan Lindskog                       --          --              --           --              --             --

John F. Levy                     60,241           2%           0.85      09/15/2008       14,147         31,261

Howard Herrick                   39,000           1%           1.39      12/01/2009       18,800         42,787
Howard Herrick                   39,000           1%           1.39      12/01/2009       22,450         52,486
Howard Herrick                   39,000           1%           1.39      12/01/2009       26,283         63,156

Steven M. McLaughlin (2)         20,000           1%           1.50      02/15/2009           --          5,077
Steven M. McLaughlin (2)         20,000           1%           1.50      02/15/2010           --          8,585
Steven M. McLaughlin (2)         10,000          --            1.00      02/15/2005           --             --
Steven M. McLaughlin (2)         40,000           1%           1.50      02/15/2005           --             --

Robert Toro                      36,145           1%           0.85      09/15/2008        6,182         15,846
Robert Toro                      60,000           2%           1.02      11/14/2009       14,381         38,716
Robert Toro                      60,000           2%           1.02      11/14/2009       18,160         48,708
Robert Toro                      60,000           2%           1.02      11/14/2009       22,128         59,698

Carl Wolf                       285,000           9%           0.73      08/11/2003       51,158        111,786
Carl Wolf                       300,000           9%           1.36       12/4/2008      112,723        249,088


(1)   Mr. Celmer's options were cancelled January 4, 2004.

(2) Mr. McLaughlin resigned September 15, 2003. The 40,000 options scheduled to expire on 02/15/2009 and 02/15/2010 expired on 12/15 /2003, 90 days after his resignation.

The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 2003. No options were exercised by any of these executives during fiscal 2003.

Aggregated Option Exercises And Fiscal Year-End Option Values


                                         NUMBER OF SECURITIES UNDERLYING
                                              UNEXERCISED OPTIONS AT             VALUE OF UNEXERCISED IN-THE-MONEY
NAME                                            DECEMBER 31, 2003                  OPTIONS AT DECEMBER 31, 2003
                                                -----------------                  ----------------------------
                                           EXERCISABLE       UNEXERCISABLE        EXERCISABLE          UNEXERCISABLE

Ronald Celmer  (1)                               --            1,500,000            $    --                 $  --
Hakan Lindskog                                   --                   --                 --                    --
Steven McLaughlin                            58,000                   --              8,100                    --
John F. Levy  (2)                           150,241                   --             16,760                    --
Howard Herrick  (3)                         600,000              117,000             66,000                    --
Robert Toro                                 131,145              205,000             14,036                19,400
Carl T. Wolf  (4)                         1,022,500              285,000            108,950                    --


(1)   Mr. Celmer's options were cancelled January 4, 2004.
(2)   10,000 of Mr. Levy's options expired on January 1, 2004.
(3)   50,000 of Mr. Herrick's options expired on February 9, 2004.
(4)   7,500 of Mr. Wolf's options expired on March 18, 2004.

The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2003 was $1.10.

DIRECTOR COMPENSATION
For the year ended December 31, 2003, for serving as an independent director, Mr. Hershhorn received $10,000 and Mr. Ehrlich received cash compensation of $7,500. During the year ended December 31, 2003, Mr. Berman received options to purchase 125,000 shares of our common stock; Mr. Ehrlich received options to purchase 70,0000 shares of our common stock; Mr. Hershhorn received options to purchase 90,000 shares of our common stock and Mr. Rosetti received options to purchase 50,000 shares of our common stock. Prior to his resignation from our Board of Directors, during the year ended December 31, 2003, the health insurance premiums of Michael Herrick and his family and automobile leasing payments for Mr. Herrick's automobile were paid by us totaling $20,222 and received $200,000 as compensation under a consulting agreement. We have agreed to continue to pay the health insurance premiums for Mr. Herrick and his family and automobile leasing payments until September 2004.

For the year ending December 31, 2004, Mr. Ehrlich is expected to receive $10,000 and Mr. Hershhorn - $10,000. We are currently formulating our plans with respect to the grant of stock-based compensation to non-employee directors for the year ending December 31, 2004.

EMPLOYMENT AGREEMENTS
On January 29, 2004,we entered into a 27-month employment agreement with Jeffrey Dittus. The agreement provides for a base annual salary of $225,000 per year, which will increase to a base salary of $250,000 per year if we consummate a minimum of $10 million in financing by June 30, 2004, of which the financing completed in January 2004 accounted for $4.0 million. Pursuant to the agreement, we granted to Mr. Dittus options to purchase 1.5 million shares of our common stock, which have exercise prices and vest as follows:

  Options to Purchase         Exercise Price               Vesting Date
    250,000 shares                $0.99                     04/30/2004
    250,000 shares                $0.99                     07/30/2004
    250,000 shares                $1.55                     01/30/2005
    250,000 shares                $1.55                     07/30/2005
    250,000 shares                $1.86                     01/30/2006
    250,000 shares                $1.86                     04/30/2006


We entered into a two-year employment agreement with Carl T. Wolf on November 15, 2002. The agreement provides for a base salary of $135,000 during the first year of the agreement. Mr. Wolf's employment under the agreement automatically terminates on November 14, 2004, unless prior to such date, at least 75% of our Board of Directors vote affirmatively to continue Mr. Wolf's employment. Under the terms of the agreement, Mr. Wolf is required to devote at least 20 hours per week to our business and activities. Pursuant to the agreement, Mr. Wolf was granted options to purchase 570,000 shares of our common stock. Of the total options granted, options with respect to 285,000 shares have an exercise price of $1.25 and vested on November 15, 2003 and options with respect to 285,000 shares have an exercise price of $3.25 and vest on November 15, 2004. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the lesser of Mr. Wolf's base salary for the unexpired period of his employment under the agreement or one year's base salary.

We entered into a 38-month employment agreement with Howard Herrick dated October 30, 2002. The agreement provides for an annual base salary of $175,000 in the first year of the agreement and four percent increases in each succeeding year. Mr. Herrick's agreement also provides for a minimum annual bonus of $30,000, however for the year ended December 31, 2003, in order to conserve cash, we paid Mr. Herrick $12,000 and granted Mr. Herrick options to purchase 117,000 in partial payment of his bonus. Pursuant to the agreement, we granted to Mr. Herrick options to purchase 100,000 shares of common stock with an exercise price of $1.00, which immediately vested. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the greater of $525,000 or three times total compensation received by Mr. Herrick during the twelve months prior to termination.

STOCK PLANS
Our 1997 Stock Option Plan provides for the grant of stock options to purchase up to 2,000,000 shares. As of April 12, 2004, options to purchase an aggregate of 335,500 shares of our common stock have been granted under the 1997 plan.

Our 1999 Stock Option Plan provides for the grant of stock options to purchase 2,500,000 shares. As of April 12, 2004, options to purchase an aggregate of 1,918,631 shares of our common stock have been granted under the 1999 plan.

Our 2000 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2000 plan. As of April 12, 2004, options to purchase an aggregate of 2,464,750 shares of our common stock have been granted under the 2000 plan.

Our 2001 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2001 plan. As of April 12, 2004, options to purchase an aggregate of 3,092,000 shares of our common stock have been granted under the 2001 plan.

As of April 12, 2004, of the options granted under our plans, options to purchase 4,503,386 shares of our common stock have been granted to our officers and directors as follows: Carl T. Wolf 1,300,500 shares; Jeffrey Dittus - 1,500,000 shares; Howard Herrick - 667,000 shares; John F. Levy - 310,241 shares; Robert Toro - 336,145 shares; Richard J. Berman - 125,000; Paul D. Ehrlich - 85,000; Shares; Mark P. Hershhorn -- 90,000 shares; Joseph R. Rosetti
- 90,000 shares.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following   table  details   information   regarding  our  existing  equity
compensation plans as of December 31, 2003:

                                                                                                                 I
                                                                                                       Number of securities
                                                  (a)                                                  remaining available
                                         Number of securities                    (b)                   for future issuance
                                           to be issued upon          Weighted-average exercise     under equity compensation
                                        exercise of outstanding     price of outstanding options,   plans (excluding securities
      PLAN CATEGORY                    options, warrants and rights      warrants and rights          reflected in column (a))
-------------------------              ----------------------------  ----------------------------   --------------------------
Equity compensation plans
 approved by security holders..........        7,810,881                       $  2.92                          3,689,119
Equity compensation plans
 not approved by security holders......        1,291,690                          4.29                                 --
Total..................................        9,102,571                       $  3.11                          3,689,119


Note 1: See Note 10 and Note 11 to the Consolidated Financial Statements for a further description of these plans.

The following table sets forth information regarding the beneficial ownership of common stock, based on information provided by the persons named below in publicly available filings, as of April 12, 2004:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of April 12, 2004 upon the exercise of options, warrants or other convertible securities. In determining the percentage ownership of the persons in the table above, we assumed in each case that the person exercised and converted all options, warrants or convertible securities which are currently held by that person and which are exercisable within such 60 day period, but that options, warrants or other convertible securities held by all other persons were not exercised or converted.



Name and Address of                  NUMBER OF SHARES       PERCENTAGE OF SHARES
 Beneficial Owner                    BENEFICIALLY OWNED      BENEFICIALLY OWNED
-----------------                    ------------------     --------------------

Norton Herrick                         21,104,776(1)             58.1%
Howard Herrick                          9,476,782(2)             38.7
Carl T. Wolf                            1,443,908(3)              7.3
Michael Herrick                         1,237,484(4)              6.5
ABC Investments, L.L.C                  1,025,641(5)              5.3
Jeffrey Dittus                            250,000(6)              1.3
John F. Levy                              177,215(7)                *
Robert Toro                               156,145(8)                *
Paul D. Ehrlich                            60,000(9)                *
Richard J. Berman                          55,000(10)               *
Joseph R. Rosetti                          45,000(11)               *
Mark P. Hershhorn                          45,000(12)               *
                                      ---------------           ------
All directors and executive
 officers as a group (9 persons)        11,709,050               44.4%
                                      ---------------           =======

*     Less than 1%

(1) Represents (a) 290,070 shares of common stock held by Norton Herrick, (b) 1,500,000 shares of common stock issuable upon exercise of options, (c) 427,500 shares of common stock issuable upon exercise of warrants held by Huntingdon Corporation ("Huntingdon"), (d) 3,543,303 shares of common stock issuable upon conversion of convertible promissory notes held by Huntingdon and (e) 7,022,581 shares of common stock issuable upon conversion of convertible notes held by Huntingdon, (f) 2,964,180 shares of common stock held by N. Herrick Irrevocable ABC Trust (the "Trust"),
      (g) 892,857 shares of common stock issuable upon conversion of a convertible promissory note held by the Trust and (h) 4,464,285 shares of common stock issuable upon conversion of 25,000 shares of Series A Stock held by the Trust. Mr. Herrick is the sole stockholder of Huntingdon and has sole voting and dispositive power over the securities held by Huntingdon. Norton Herrick is the beneficiary of the Trust and has shared dispositive power over the securities held by the Trust. See "Certain Relationships and Related Transactions."

(2) Represents (a) 2,964,180 shares held by the Trust, (b) 488,460 shares of common stock held by Howard Herrick, (c) 667,000 shares of common stock issuable upon exercise of options, (d) 892,857 shares of common stock issuable upon conversion of convertible promissory notes held by the Trust and (e) 4,464,285 shares of common stock issuable upon conversion of 25,000 shares of Series A Stock held by the Trust. Howard Herrick is the sole trustee of the Trust. Howard Herrick has sole voting and shared dispositive power over the securities held by the Trust.

(3) Represents 247,090 shares of common stock, 1,015,000 shares of common stock issuable upon exercise of options and 181,818 shares of common stock issuable upon conversion of Series B Stock. Does not include options to purchase 285,000 shares of common stock issuable upon exercise of options.

(4) Represents 587,484 shares and 650,000 shares of common stock issuable upon exercise of options.

(5)   Represents   shares  of  common  stock  issuable  upon   conversion  of  a
      convertible note.

(6) Represents 250,000 shares of common stock issuable upon exercise of options. Does not include 1,250,000 shares of common stock issuable upon exercise of options.

(7) Represents 1,000 shares of common stock, 160,241 shares of common stock issuable upon exercise of options and 25,974 shares of common stock issuable upon conversion of Series B Stock. Does not include options to purchase 150,000 shares of common stock.

(8) Represents shares of common stock issuable upon exercise of options. Does not include 180,000 shares of common stock issuable upon exercise of options.

(9) Represents shares of common stock issuable upon exercise of options. Does not include 25,000 shares of common stock issuable upon exercise of options.

(10) Represents shares of common stock issuable upon exercise of options. Does not include 60,000 shares of common stock issuable upon exercise of options.

(11) Represents 25,000 shares of common stock and 45,000 shares of common stock issuable upon exercise of options. Does not include 45,000 shares of common stock issuable upon exercise of options.

(12) Represents shares of common stock issuable upon exercise of options. Does not include 45,000 shares of common stock issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Companies wholly owned by Norton Herrick, a principal shareholder, have in the past provided accounting, administrative, legal and general office services to us at cost since our inception. Companies wholly owned by Norton Herrick have also assisted us in obtaining insurance coverage without remuneration. We paid or accrued to these entities $88,000, $430,000 and $292,000 for these services during the years ended December 31, 2001, 2002 and 2003, respectively. In addition, a company wholly owned by Norton Herrick provided us with access to a corporate airplane during 2001 and 2002. We generally paid the fuel, fees and other costs related to our use of the airplane directly to the service providers. For use of this airplane, we paid rental fees of approximately $14,000 in each of 2001 and 2002 to Mr. Herrick's affiliate. As of December 31, 2003 we owed to Mr. Herrick and his affiliates $895,000 for reimbursement of such expenses and services.

On May 1, 2003, we entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick. The agreement provided, among other things that XNH will provide consulting and advisory services to us and that XNH will be under the direct supervision of the our Board of Directors. For its services, we agreed to pay XNH a fee of $8,000 per month and to provide Mr. Herrick with health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans. The consulting agreement provided that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 pursuant to which, we agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, our Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of ours or any subsidiary or in any other capacity shall remain in full force and effect and to also indemnify XNH on the same basis. Mr. Herrick resigned as our Chairman effective May 1, 2003 and Mr. Herrick and we terminated the employment agreement signed as of November 2, 2002 on May 1, 2003.

Effective December 31, 2003, we agreed with Norton Herrick to terminate the two-year consulting agreement with XNH, we agreed to pay XNH a fee of $7,500 per month for 16 months commencing on January 1, 2004 and to provide Mr. Herrick with health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans. The termination agreement provides that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 shall remain in full force and effect and to also indemnify XNH on the same basis. In connection with the termination agreement, the non-competition and nondisclosure covenants of the XNH consulting agreement were extended until December 31, 2006.

On May 7, 2003, we sold 3,350 shares of a newly created Series B Stock with a liquidation preference of $100 per share for $335,000. Of the total sold, 1,400 shares ($140,000), were purchased by Carl Wolf, Chairman and a director of MediaBay, and 200 shares ($20,000) were purchased by John Levy, our Executive Vice President and Chief Financial Officer of the Company. The holders of shares of Series B Convertible Preferred Stock will receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until we are permitted to make such payment in cash under our Credit Agreement.

The Series B Stock is convertible into shares of common stock at a conversion rate equal to a fraction, (i) the numerator of which is equal to the number of Series B Stock times $100 plus accrued and unpaid dividends though the date of conversion and (ii) the denominator is $0.77, the average price of our stock on May 6, 2003.

In the event of a liquidation, dissolution or winding up of MediaBay, the holders of Series B Stock shall be entitled to receive out of our assets, a sum in cash equal to $100.00 per share before any amounts are paid to the holders of our common stock and on a pari passu basis with the holders of the Series A Convertible Preferred Stock. The holders of Series B Stock shall have no voting rights, except as required by law and except that the vote or consent of the holders of a majority of the outstanding shares of Series B Stock, voting separately as a class, will be required for any amendment, alteration or repeal of the terms of the Series B Stock that adversely effects the rights, preferences or privileges of the Series B Stock.

On July 31, 2003, Norton Herrick exercised options to purchase 300,000 shares of our common stock at an exercise price of $.50 per share pursuant to an Option Agreement dated November 23, 2001. The options were exercised on a "cash-less" basis and the closing stock price on July 31, 2003 was $.78. Accordingly, we issued to Mr. Herrick a certificate for 107,692 shares of our common stock.

During the three months ended September 30, 2003, Norton Herrick provided a $100,000 guarantee to a vendor. We subsequently paid the vendor and the guarantee expired. Mr. Herrick received no compensation and did not profit from the transaction.

During the three months ended September 30, 2003, Norton Herrick also loaned the Company $100,000. The loan was subsequently converted into an investment by Huntingdon Corporation, a company wholly owned by Mr. Herrick, in the $1,065,000 bridge financing completed on October 1, 2003. Carl Wolf, our Chairman, also purchased a $100,000 note in this financing. In consideration, we issued to each of Huntingdon and Mr. Wolf a $100,000 principal amount note due October 1, 2004. The notes are identical to all other notes issued in the financing and bear interest at the rate of 18% per annum, payable at maturity. In connection with the issuance of the notes, we agreed, subject to receipt of shareholder approval, to issue to each of Huntingdon and Mr. Wolf warrants to purchase 25,000 shares of common stock at an exercise price of $.80 and agreed to issue to each of them warrants to purchase an additional 25,000 shares of common stock if the notes are not repaid on April 1, 2004 at an exercise price per share equal to the closing sale price of our common stock on March 31, 2004.

We entered into an agreement with Norton Herrick dated November 7, 2003 (the "November Agreement") whereby Mr. Herrick agreed to pay amounts owed to us under
Section 16(b) of the Securities Exchange Act of 1934 as a result of various transactions which are attributable to Mr. Herrick occurring within less than six months of each other that involved our securities. Mr. Herrick agreed to pay us the sum of $1,742,149, (the "Payment") by delivering to us for cancellation within ten (10) days of the date of the November Agreement, shares of our common stock and/or warrants to purchase shares of common stock with an aggregate value equal to the Payment. Under the November Agreement, the value of each share of common stock delivered under the Agreement is equal to the last sale price of our common stock on the trading day immediately prior to the date on which the shares of common stock were delivered (the "Market Price"). The value of any warrant delivered under the November Agreement is equal to the Market Price of the underlying shares less the exercise price of the warrant. Mr. Herrick delivered the shares of common stock and warrants pursuant to the November Agreement on Monday, November 17, 2003, with the value of the securities based on the Market Price on November 14, 2003 of $.94 per share of common stock. As part of the Payment, Mr. Herrick returned to us 1,095,372 shares of our common stock. Based on the Market Price, the aggregate value of these shares is $1,029,650. Also, as part of the Payment, Mr. Herrick deposited warrants to purchase 1,875,000 shares of our common stock. Based on the Market Price ($.94) less the exercise price of the warrants ($.56), the aggregate value of these warrants was $712,500. Of the 1,875,000 warrants deposited, 1,650,000 became exercisable May 14, 2001 and 225,000 became exercisable February 22, 2002.

In 2003 and 2002, Norton Herrick advanced $360,000 and $372,000, respectively, to certain of our vendors and professional firms as payment of amounts owed to them. As we made payments to these vendors, the vendors repaid the amounts advanced to them by Mr. Herrick. Mr. Herrick received no interest or other compensation for advancing the monies. As of April 12, 2004, none of the advances were outstanding.

On January 29, 2004, we issued $4,000,000 aggregate principal amount of promissory notes (the "2004 Notes") and warrants to purchase 2,352,946 shares of common stock to 13 institutional and accredited investors. In connection with this offering, Norton Herrick and Huntingdon entered into a letter agreement with the purchasers of the 2004 Notes pursuant to which they granted to the holders of the 2004 Notes in the event of an Event of Default (as defined in the 2004 Notes) the rights to receive payment under certain secured indebtedness owed by us to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the letter agreement, Norton Herrick and Huntingdon also executed Powers-of-Attorney in favor of a representative of the 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the 2004 Note holders rights under the letter agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. In consideration for Huntingdon's consent to the Financing and execution of the letter agreement upon receipt of shareholders' approval, we agreed to reduce the conversion price of $1,150,000 principal amount of convertible promissory notes held by Huntingdon from $2.00 to $1.27 and $500,000 principal amount of convertible promissory notes held by Huntingdon from $1.82 to $1.27.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES
On June 24, 2003, MediaBay, Inc. (the "Company") dismissed Deloitte & Touche LLP ("D&T"), our former independent certified public accountants. During neither of the past two years ended December 31, 2002 did the reports by D&T on the financial statements of the Company contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss D&T as the Company's independent certified public accountants was made by the Audit Committee of the Board of Directors of the Company. During the Company's two most recent fiscal years and subsequent period up to June 24, 2003, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. On June 24, 2003, the Company engaged Amper, Politziner & Mattia, P.C. to serve as the Company's independent certified public accountants.

The following table presents fees charged for professional fees charged for professional audit services for the audit of the Company's financial statements for the years ended December 31, 2003 by Amper Politziner & Mattia, P.C. and 2002 by D&T. No fees were paid for non-audit related services.

                                2003       2002
                              --------   --------
Audit Fees (1)                $103,000   $338,000
Audit-Related Fees (2)              --     34,000
Tax Fees (3)                        --         --
All Other Fees (4)              13,000         --
                              --------   --------
       Total                  $116,000   $372,000

(1) The aggregate fees billed for each year for professional services rendered by our principal accountant for the audit of our financial statements and review of financial statements included in our Form 10-Q.

(2) Fees billed for assurance and related services by our principal accountant for accounting research, issues relating to prior years' financial statements and the filing of a registration statement on Form S-3 not reported above.

(3) There were no fees billed by our principal accountant for professional services rendered for compliance, tax advice and tax planning.

(4) D&T billed $13,000 for review of financial statements included in our Form 10-Q for the three months ended March 31, 2003 prior to their dismissal. No other fees were billed by our principal accountant other than the fees disclosed above.

Pre-approval Policies and Procedures
Consistent with the Securities and Exchange Commission requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our principal accountant. Under the policy, the Audit Committee must approve non-audit services prior to the commencement of the specified service. Our principal accountants have verified, and will verify annually, to our Audit Committee that have not performed, and will not perform any prohibited non-audit service.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

         (a) Exhibits

3.1   Restated Articles of Incorporation of the Registrant. (1)

3.2   Articles of Amendment to Articles of Incorporation. (5)

3.3   Articles of Amendment to Articles of Incorporation. (6)

3.4 Articles of Amendment to Articles of Incorporation of the Registrant filed with the Department of State of the State of Florida on January 18, 2002.
      (11)

3.5 Articles of Amendment to Articles of Incorporation of the Registrant filed with the Department of State of the State of Florida on May 7, 2003. (15)

3.6   Amended and Restated By-Laws of the Registrant. (14)

10.1  Employment Agreement between the Registrant and Carl Wolf. (14)

10.2  Employment Agreement between the Registrant and Howard Herrick. (13)

10.3 Put Agreement, dated as of December 11, 1998, by and between the Registrant and Premier Electronic Laboratories, Inc. (3)

10.4 $3,200,000 Principal Amount 9% Convertible Senior Subordinated Promissory Note of the Registrant to ABC Investment, L.L.C. due December 31, 2004.
      (12)

10.5 Modification Letter, dated December 31, 1998, among Norton Herrick, the Registrant and Fleet National Bank (3)

10.6 Security Agreement, dated as of December 31, 1998, by and among the Registrant, Classic Radio Holding Corp. and Classic Radio Acquisition Corp. and Norton Herrick. (3)

10.7  1997 Stock Option Plan (1)

10.8  1999 Stock Incentive Plan (4)

10.9  2000 Stock Incentive Plan (7)

10.10 2001 Stock Incentive Plan (10)

10.11 Amended and Restated Credit Agreement dated as of April 30, 2001 (the "Credit Agreement"), among Registrant Audio Book Club, Inc. ("ABC"), Radio Spirits, Inc. ("RSI") and ING (U.S.) Capital LLC ("ING"). (9)

10.12 Form of Amended and Restated Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VideoYesteryear, Inc. ("VYI"), MediaBay.com, Inc. ("MBCI"), audiobookclub.com ("ABCC"), ABC-COA Acquisition Corp. (abc-coa"), MediaBay Services, Inc. ("MSI"), ABC Investment Corp. ("AIC"), MediaBay Publishing, Inc. ("MPI"), Radio Classics, Inc. ("RCI") and ING. (9)

10.13 Form of Amended and Restated Intellectual Property Security Agreement, dated as of April 30, 2001 among Registrant, RSI, ABC, VYI, MBCI, ABCC, ABC-COA, MSI, AIC, MPI, RCI and ING. (9)

10.14 $1,984,250 principal amount 9% convertible senior subordinated promissory note of Registrant issued to Norton Herrick due December 31, 2004. (9)

10.15 $500,000 principal amount 9% convertible senior subordinated promissory note of Registrant issued to N Herrick Irrevocable ABC Trust due December 31, 2004. (12)

10.16 $2,500,000   principal  amount   convertible  senior  promissory  note  of
      Registrant issued to Huntingdon Corporation ("Huntingdon") due September 30, 2002. (9)

10.17 $800,000 principal amount 12% convertible senior subordinated promissory note of Registrant issued to Huntingdon due December 31, 2002. (9)

10.18 Form of Security Agreement dated as of April 30, 2001 between Registrant, the subsidiaries of Registrant set forth on Schedule 2 annexed thereto and Huntingdon. (9)

10.19 $500,000 principal amount convertible senior promissory note of Registrant issued to Huntingdon due June 30, 2003. (12)

10.20 Consulting Agreement, dated as of October 18, 2002 and effective as of January 1, 2003 between MEH Consulting Services, Inc. (the "Consultant") and the Registrant. (13)

10.21 Amendment No. 2 to the Credit Agreement dated as of October 3, 2002. (11)

10.22 Loan  Agreement   dated  October  3,  2002  between   Huntingdon  and  the
      Registrant, as amended. (14)

10.23 Agreement dated October 3, 2002 between Norton Herrick and the Registrant, among other things, amending the $1,984,250 principal amount note. (14)

10.24 Agreement dated October 3, 2002 between Evan Herrick and the Registrant, among other things, amending a $500,000 principal amount note. (14)

10.25 Letter Agreement between the Registrant and Norton Herrick entered into in November 2002. (14)

10.26 Indemnification Agreement dated as of November 15, 2002 between the Registrant, MEH Consulting Services. Inc. and Michael Herrick. (14)

10.27 Indemnification Agreement dated as of November 15, 2002 between the Registrant and Norton Herrick. (14)

10.28 Amendment No. 3 to the Credit Agreement dated April 9, 2003. (14)

10.29 Amendment No. 4 to Credit Agreement dated April 28, 2003 (15)

10.30 Consulting and Termination Agreement dated as of May 1, 2003 between XNH Consulting Services, Inc., Norton Herrick and the Registrant (15)

10.31 Letter from Deloitte & Touche LLP dated June 25, 2003 (16)

10.32 Amendment No. 5 to Credit Agreement dated September 12, 2003.

10.33 Amendment No. 6 to Credit Agreement dated September 23, 2003.

10.34 Settlement Agreement with Norton Herrick dated November 7, 2003.

10.35 Amendment No. 7 to Credit Agreement dated January 29, 2004.

10.36 Employment Agreement between the Registrant and Jeffrey Dittus dated January 28, 2004.

10.37 Agreement dated January 29, 2004 between the Registrant, Norton Herrick and Huntingdon Corporation.

10.38 Agreement dated January 29, 2004 among the Registrant, Norton Herrick, Huntingdon Corporation and the Lenders listed on Schedule A thereto.

10.39 Termination Agreement dated as of March 8, 2004 among XNH Consulting Services, Inc., the Registrant and Norton Herrick.

21.1  Subsidiaries of the Company.

23.1  Consent of Amper Politziner & Mattia, P.C.

23.2  Consent of Deloitte & Touche LLP.

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jeffrey Dittus, Chief Executive Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001
________________________________________________________________________________

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

(6) Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-95793) effective March 14, 2000.
(7) Incorporated by reference to the applicable exhibit contained in our Proxy Statement dated May 23, 2000.
(8) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-KSB for the year ended December 31, 2000.
(9) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001.
(10) Incorporated by reference to the applicable exhibit contained in our proxy statement dated September 21, 2001.
(11) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for reportable event dated January 18, 2002.
(12) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001.
(13) Incorporated by reference to the applicable exhibit contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.
(14) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-K for the year ended December 31, 2002.
(15) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
(16) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated June 24, 2003.

(b)   Financial Statement Schedule

         Schedule -I - Valuation and Qualifying Accounts and Reserve

(c) Reports on Form 8-K filed during the quarter ended December 31, 2002.

         None.

                                 MEDIABAY, INC.

                                    FORM 10-K

                                     ITEM 8

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...........................................................................................F-2

Independent Auditors' Report...........................................................................................F-3

Consolidated Balance Sheets as of December 31, 2003 and 2002...........................................................F-4

Consolidated Statements of Operations for the years ended December 31, 2003,
2002, and 2001.........................................................................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2003, 2002 and 2001.......................................................................................F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2003,
2002, and 2001.........................................................................................................F-7

Notes to Consolidated Financial Statements.............................................................................F-8

Schedule II-Valuation and Qualifying Accounts and Reserves.............................................................S-1


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Media Bay, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Media Bay Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at page S-1 as of December 31, 2003 and for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media Bay Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of December 31, 2003 and for year then ended, when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


/s/ Amper, Politziner & Mattia
Edison, New Jersey
March 19, 2004, except for Note 21 which is as of April 12, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MediaBay, Inc.:

We have audited the accompanying consolidated balance sheets of MediaBay, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule as of December 31, 2002, and for each of the two years then ended listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MediaBay, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
April 15, 2003

                                 MEDIABAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                 2003          2002
                                                                                             -----------    -----------
                                         ASSETS
Current Assets:
    Cash and cash equivalents ............................................................   $       683    $       397
    Accounts receivable, net of allowances for sales returns and doubtful accounts of
       $4,446 and $5,325 at December 31, 2003 and 2002, respectively .....................         3,264          7,460
    Inventory ............................................................................         4,063          5,244
    Prepaid expenses and other current assets ............................................           215            503
                                                                                             -----------    -----------
    Royalty advances .....................................................................           804          1,044
        Total current assets .............................................................         9,029         14,648
Fixed assets, net ........................................................................           227            358
Deferred member acquisition costs ........................................................         3,172          7,396
Deferred income taxes ....................................................................        14,753         16,224
Other intangibles ........................................................................            54            122
Goodwill .................................................................................         9,658          9,871
                                                                                             -----------    -----------
                                                                                             $    36,893    $    48,619
                                                                                             ============   ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ................................................   $    10,268    $    16,050
    Accounts payable, related parties ....................................................        ___826            566
    Common stock subject to contingent put rights, current portion .......................           350             --
    Short-term debt, net of original issue discount of $274 at December 31, 2003 .........         7,107          2,368
    Related party  short-term debt, net of original
     issue discount of $142 at December 31, 2003..........................................        10,643             --
                                                                                             -----------    -----------
        Total current liabilities ........................................................        29,194         18,984
                                                                                             -----------    -----------
Long-term debt, ..........................................................................            --          5,520
                                                                                             -----------    -----------
Related party long-term debt, net of original issue discount of $567 at December 31, 2002             --          9,160
                                                                                             -----------    -----------
Common stock subject to contingent put rights ............................................           750          4,550
                                                                                             -----------    -----------
Commitments and Contingencies ............................................................            --             --

Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares of
    Series A issued and  outstanding  at December 31, 2003 and December 31, 2002 and 3,350 shares and no shares of Series B at December 31, 2003 and
    December 31, 2002, respectively ......................................................         2,828          2,500
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding
    13,057,414 and 14,341,376 at December 31, 2003 and 2002, respectively ................        94,567         94,800
Contributed capital ......................................................................        11,569          8,251
Accumulated deficit ......................................................................      (102,015)       (95,146)
                                                                                             -----------    -----------
Total common stockholders' equity ........................................................         6,949         10,405
                                                                                             -----------    -----------
                                                                                             $    36,893    $    48,619
                                                                                             ============   ===========
          See accompanying notes to consolidated financial statements.


                                 MEDIABAY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                                       2003         2002        2001
                                                                      --------    --------    --------
Sales, net of returns, discounts and allowances of $16,960, $16,195   $ 36,617    $ 45,744    $ 41,805
     and $13,099 for the years ended December 31, 2003, 2002 and
     2001, respectively
Cost of sales .....................................................     17,479      20,651      19,783
Cost of sales - write-downs .......................................         --          --       2,261
Advertising and promotion .........................................      9,988      10,156      11,922
Advertising and promotion write-downs .............................         --          --       3,971
Bad debt ..........................................................      3,940       2,821       2,536
General and administrative ........................................      6,816       8,347       8,947
Severance and other termination costs .............................        544          --          --
Asset write-downs and strategic charges ...........................        749          --       7,044
Depreciation and amortization .....................................        328       1,314       5,156
Non-cash write-down of intangibles ................................         --       1,224          --
                                                                      --------    --------    --------
      Operating (loss) income .....................................     (3,227)      1,231     (19,815)
Interest expense ..................................................      1,925       2,974       2,790
                                                                      --------    --------    --------
      Loss before income tax (expense) benefit ....................     (5,152)     (1,743)    (22,605)
Income tax (expense) benefit ......................................     (1,471)       (550)     17,200
                                                                      --------    --------    --------
      Net loss ....................................................     (6,623)     (2,293)     (5,405)
Dividends on preferred stock ......................................        246         217          --
                                                                      --------    --------    --------
      Net loss applicable to common shares ........................   $ (6,869)   $ (2,510)   $ (5,405)
                                                                      ========    ========    ========
Basic and diluted loss per share:
      Basic and diluted loss per share.............................  $    (.49)   $   (.18)   $  (.39)
                                                                      ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                        Series A                  Series B
                                                               Preferred     Series A    Preferred     Series B
                                                                stock -     Preferred     stock -     Preferred
                                                               number of     stock no    number of     stock no
                                                               ----------    ---------   ----------    ---------
                                                                 shares      par value     shares      par value
                                                                 ------      ---------     ------      ---------
 Balance at January 1, 2001.....................................    --       $    --   $    --      $    --
    Warrants granted for financing and consulting services......    --            --        --           --
    Beneficial conversion feature of debt issued................    --            --        --           --
    Net loss applicable to common shares........................    --            --        --           --
 Balance at December 31, 2001...................................    --            --        --           --
    Conversion of convertible debt to preferred stock...........    25         2,500        --           --
    Conversion of convertible notes.............................    --            --        --           --
    Options and warrants granted for consulting.................    --            --        --           --
    Exercise of options and warrants............................    --            --        --           --
    Cancellation of warrants issued.............................    --            --        --           --
    Stock issued to consultants.................................    --            --        --           --
    Stock tendered as payment for exercise of options...........    --            --        --           --
    Stock and warrants issued in acquisition of patent..........    --            --        --           --
    Loss applicable to common shares............................    --            --        --           --
 Balance at December 31, 2002...................................    25         2,500        --           --
    Issuance of Series B Preferred Stock........................    --            --     3,350          328
    Warrants granted in consideration for non-compete
    agreements..................................................    --            --        --           --
    Exercise of options.........................................    --            --        --           --
    Stock issued to consultants.................................    --            --        --           --
    Options issued to consultants...............................    --            --        --           --
    Columbia House settlement...................................    --            --        --           --
    Stock tendered as payment of settlement.....................    --            --        --           --
    Warrants issued in connection with financing................    --            --        --           --
    Options issued to Directors.................................    --            --        --           --
    Loss applicable to common shares............................    --            --        --           --
                                                                 -----       -------   -------      -------
  Balance at December 31, 2003                                      25       $ 2,500     3,350      $   328
                                                                 =====       =======   ========      =======


                                                                Common
                                                                 stock       Common
                                                               number of   stock - no  Contributed    Accumulated
                                                               ----------  ----------- ------------   -----------
                                                                 shares     par value    capital       deficit
                                                                 ------     ---------    -------       -------

Balance at January 1, 2001.....................................  13,862       93,468      6,702    $(87,231)
   Warrants granted for financing and consulting services......      --           --        333          --
   Beneficial conversion feature of debt issued................      --           --        695          --
   Net loss applicable to common shares........................      --           --         --      (5,405)
Balance at December 31, 2001...................................  13,862       93,468      7,730     (92,636)
   Conversion of convertible debt to preferred stock...........      --           --         --          --
   Conversion of convertible notes.............................     200        1,000        (49)         --
   Options and warrants granted for consulting.................      --           --        659          --
   Exercise of options and warrants............................     221          207         --          --
   Cancellation of warrants issued.............................      --                    (125)         --
   Stock issued to consultants.................................      19           50         --          --
   Stock tendered as payment for exercise of options...........     (61)          --         --          --
   Stock and warrants issued in acquisition of patent..........     100           75         36          --
   Loss applicable to common shares............................      --           --         --      (2,510)
Balance at December 31, 2002...................................  14,341       94,800      8,251     (95,146)
   Issuance of Series B Preferred Stock........................      --           --         --          --
   Warrants granted in consideration for non-compete
   agreements..................................................      23           --
   Exercise of options.........................................     107           --         --          --
   Stock issued to consultants.................................      29           14         --          --
   Options issued to consultants...............................      --           --         26          --
   Columbia House settlement...................................    (325)        (247)     3,020          --
   Stock tendered as payment of settlement.....................  (1,095)          --         --          --
   Warrants issued in connection with financing................      --           --        176          --
   Options issued to Directors.................................      --           --         73          --
   Loss applicable to common shares............................      --           --         --      (6,869)
                                                                -------     --------     -------  ---------
 Balance at December 31, 2003                                    13,057     $ 94,567     $11,569  $(102,015)
                                                                =======     ========     =======  =========

          See accompanying notes to consolidated financial statements.




                                 MEDIABAY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,

                                                                                  2003             2002               2001
                                                                              -------------    -------------    -------------
Cash flows from operating activities:
Net loss applicable to common shares.................................           $(6,869)         $(2,510)         $(5,405)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred member acquisition costs................             6,161            5,571            7,489
    Non-current accrued interest and dividends payable...............             1,155              456               --
    Amortization of deferred financing costs and original issue
    discount.........................................................               561            1,453            1,011
    Depreciation and amortization....................................               328            1,314            5,156
    Non-cash compensation expense....................................               118               --               --
    Asset write-downs and strategic charges..........................               749               --           13,276
    Income tax expense (benefit).....................................             1,471              550          (17,200)
    Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
      Decrease (increase) in accounts receivable, net................             4,195           (2,643)             321
      Decrease (increase) in inventory...............................               896           (1,123)             365
      Decrease (increase) in prepaid expenses and other current
        assets.......................................................               300            1,106             (558)
      Decrease (increase) in royalty advances........................               240             (261)             590
      Increase in deferred member acquisition costs..................            (2,410)          (8,099)          (3,748)
      (Decrease) increase in accounts payable and accrued expenses...            (5,346)           3,981           (3,360)
                                                                              -------------    -------------    -------------
       Net cash provided by (used in) operating activities...........             1,549            1,019           (2,063)
                                                                              -------------    -------------    -------------
Cash flows from investing activities:
  Purchase of fixed assets...........................................               (16)            (111)            (188)
  Additions to intangible assets.....................................              (102)              --             (110)
  Cash paid in acquisitions..........................................              (148)          (1,000)              --
                                                                              -------------    -------------    -------------
       Net cash used in investing activities.........................              (266)          (1,111)            (298)
                                                                              -------------    -------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable - related parties..........                --            2,000            2,800
  Proceeds from issuance of debt                                                  1,065               --               --
  Repayment of long-term debt........................................            (1,615)          (1,640)            (400)
  Increase in deferred financing costs...............................               (99)            (149)            (473)
  Payments made in connection with litigation settlement recorded in
  contributed capital, net of cash received..........................              (676)              --               --
  Proceeds from exercise of stock options............................                --              214               --
  Proceeds from sale of preferred stock, net of costs................               328               --               --
                                                                              -------------    -------------    -------------
       Net cash (used in) provided by financing activities...........              (997)             425            1,927
                                                                              -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents.................               286              333             (434)
Cash and cash equivalents at beginning of year.......................               397               64              498
                                                                              -------------    -------------    -------------
Cash and cash equivalents at end of year.............................         $     683        $     397        $       64
                                                                              =============    =============    =============

          See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE D


(1) LIQUIDITY AND CASH FLOW
Historically, MediaBay, Inc. (the "Company"), has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and principal shareholders. The Company's line of credit is due September 30, 2004, an additional $10.8 million is due upon demand of the holders of notes which may be made at various times following the repayment of the line of credit and an additional $4.3 million under promissory notes is due in the fourth quarter of 2004. The Company currently does not have sufficient funds to repay the debt and is actively seeking to obtain other financing to replace the debt or obtain an extension of its maturity.

The Company currently does not have sufficient funds to market to attract new members and customers, and its customer and revenue bases have eroded and will continue to erode. If the Company does not have the funds available to spend to acquire new members to offset member attrition and/or expand its existing membership and customer bases, revenue will continue to decline, which will continue to negatively impact performance and could ultimately impair the Company's ability to continue as a going concern.

The Company has implemented a series of initiatives to increase cash flow. While these initiatives and the significant reduction in marketing expenses increased cash provided by operating activities in 2003, the Company cannot sustain its operations without increasing marketing expenses. The Company anticipates requiring additional financing to repay debt and to fund the expansion of operations, acquisitions, working capital or other related.

(2) ORGANIZATION
The Company is a Florida corporation, was formed on August 16, 1993. MediaBay, Inc. is a seller of spoken audio products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. The Company markets audiobooks primarily through its Audio Book Club. Its old-time radio programs are marketed through direct-mail catalogs, over the Internet at radiospirits.com and, on a wholesale basis, to major retailers.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The Company completed the transitional impairment test as of January 1, 2002, which did not result in an impairment loss and performed its annual impairment tests as of October 31, 2003 and 2002, which did not result in an impairment loss. Prior to January 1, 2002, goodwill was amortized over the estimated period of benefit not to exceed 20 years.

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

Cooperative Advertising and Related Selling Expenses
In November 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", which addresses the income statement classification of certain credits, allowances, adjustments, and payments given to customers for the services or benefits provided. The Company adopted EITF No. 01-9 effective January 1, 2002, and, as such, has classified the cost of these sales incentives as a reduction of net sales. The effect on net sales of applying EITF No. 01-9 in 2003 and 2002 was $60 and $118, respectively.

Bad Debt Expense
The Company records an estimate of its anticipated bad debt expense based on historical experience.

General and Administrative Costs
General and administrative costs include the following:

o     Payroll and related items
o     Commissions
o     Insurance
o     Office expenses
o     Telephone and postage
o     Public and investor relations
o     Dues and subscriptions
o     Rent and utilities
o     Travel and entertainment
o     Bank charges
o     Professional fees, principally legal and auditing fees
o     Consulting

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no stock-based employee compensation cost has been recognized in the financial statements as all options granted under the Company's stock option plan, had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The pro forma information below is based on provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", issued in December 2002.


                                                                                      YEAR ENDED DECEMBER 31,
                                                                           2003                2002                2001
                                                                     ------------------ ------------------- -------------------
Net loss applicable to common shares, as reported                         ($6,869)           ($2,510)            ($5,405)
Add: Stock-based employee compensation expense included in
     reported net income applicable to common shares, net of
     related tax effects                                                       --                 --                  --
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
     tax effects                                                           (1,486)            (1,245)               (163)
                                                                     ------------------ ------------------- -------------------
Pro forma net loss applicable to common shares                            ($8,355)           ($3,755)            ($5,568)
                                                                     ================== =================== ===================

Net loss per share:

Basic and diluted-as reported                                              ($0.49)            ($0.18)             ($0.39)
                                                                     ================== =================== ===================

Basic and diluted-pro forma                                                ($0.60)            ($0.27)             ($0.40)
                                                                     ================== =================== ===================

Income Taxes
The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. Although realization of net deferred tax assets is not assured, management has determined that it is more likely than not that a portion of the Company's deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. The Company determines the utilization of deferred tax assets in the future based on current year projections by management.

At December 31, 2003, the Company had a remaining net deferred tax asset in the amount of $14.8 million. Should management determine it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to its deferred tax asset would increase income in the period such determination is made. Likewise, should management determine that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded as an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the period such determination is made.

Deferred Member Acquisition Costs
Promotional  costs  directed  at current  members  are  expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Accordingly, the Company has capitalized direct response advertising costs and amortizes these costs over the period of future benefit (the average member life), which has been determined to be generally 30 months. The costs are being amortized on accelerated basis consistent with the recognition of related revenue. In the fourth quarter of 2003, the Company adjusted the amortization period for advertising to attract customers to its World's Greatest Old-Time Radio continuity program and revised the estimate period for amortization of these advertising costs down to 18 months, which resulted in an increase in advertising expenses for the year ended December 31, 2003 of $409.

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

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on current available information. Changes in facts and circumstances may result in revised estimate.

(3) ASSET WRITE-DOWNS AND STRATEGIC CHARGES
In the fourth quarter of 2003, the Company evaluated the performance of Audio Passages, an Audio Book Club marketing program tailored to listeners with an interest in Christian product and determined based on past performance and expected future performance that it should terminate the Audio Passages marketing program. In connection with the termination of the Audio Passages marketing program, the Company took a strategic charge for the establishment of a reserve for obsolescence of Audio Passages inventory of $285 and an assets write-down for previously capitalized advertising, which will no longer recover of $464.

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

o Of these charges, $2,261 related to inventory write-downs has been recorded to costs of -ales - write-downs, $3,971 has been recorded to advertising and promotion - write-downs and the remaining $5,044 has been recorded to asset write-downs and strategic charges.

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

(4) FIXED ASSETS
Fixed Assets consist of the following as of December 31,:

                                                                                     2003              2002
                                                                                  ---------          ---------
         Capital leases, equipment and related software...........................$     825          $     813
         Furniture and fixtures...................................................       82                 80
         Leasehold improvements...................................................       74                 73
         Web site development costs...............................................       57                 57
                                                                                  ---------          ---------
         Total....................................................................    1,038              1,023
         Accumulated depreciation.................................................     (811)              (665)
                                                                                  ---------          ---------
                                                                                  $     227          $     358
                                                                                  =========          =========


Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $146, $221 and $601, respectively.

(5) ASSET ACQUISITIONS
On March 1, 2002, the Company acquired inventory, licensing agreements and certain other assets, used by Great American Audio in connection with its old-time radio business, including the exclusive license to "The Shadow" radio programs. The Company expended $379 in cash at closing, including fees and expenses. Additional payments of nine monthly installments of $74 commenced on June 15, 2002. Other costs related to the asset purchase were $39. The allocation of asset value was as follows:

         Other assets                                            $          5
         Net Inventory                                                     60
         Royalty Advances (The Shadow)                                     10
         Goodwill                                                       1,009
                                                                 -------------
         Total                                                         $1,084
                                                                 =============
(6) GOODWILL AND OTHER INTANGIBLES
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on January 1, 2002. SFAS 142 changed the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests and are written down, with a resulting charge to operations, only in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than their fair value.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The following table presents annual results of the Company on a comparable basis:

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                             2003            2002        2001
                                                                           --------        --------    --------
NET INCOME (LOSS):
Reported net loss applicable to common shares                              $ (6,869)       $ (2,510)   $ (5,405)
Goodwill amortization                                                           ---             ---         509
                                                                           --------        --------    --------
Adjusted net loss                                                          $ (6,869)       $ (2,510)   $ (4,896)
                                                                           ========        ========    ========
BASIC AND DILUTED LOSS PER COMMON SHARE:
Reported basic and diluted loss per common share                            $  (.49)       $  (.18)   $  (.39)
Goodwill amortization                                                           ---            ---        .04
                                                                           --------        --------   -------
Adjusted basic and diluted loss per common share                            $  (.49)       $  (.18)   $  (.35)
                                                                           ========        ========   =======

SFAS 142 requires the Company to perform an evaluation of whether goodwill is impaired as of January 1, 2002, the effective date of the statement for the Company. The Company completed the transitional impairment test as of January 1, 2002, and its annual impairment tests as of October 31, 2003 and 2002, none of which resulted in an impairment loss. Any future impairment losses incurred will be reported in operating results.

The following is a reconciliation of changes in the carrying amounts of goodwill for the Radio Spirits reportable segment for each of 2003 and 2002:



                                                    2003        2002

Balance at January 1,                            $   9,871    $  8,649
Goodwill acquired during the year                       --       1,222
Finalization of GAA asset purchase allocation         (213)         --
                                                 ---------    --------
Ending Balance                                   $   9,658    $  9,871
                                                 =========    ========

During the fourth quarter of 2002, the Company reviewed the carrying amounts of its intangible assets and determined, based on decisions made in the fourth quarter of 2002, that the value of certain intangible assets could no longer be supported by anticipated future operations. Specifically, the Company made a strategic decision to no longer compete in the DVD market and accordingly wrote off the value of certain video and DVD rights it had acquired in the amount of $90. The Company also made the strategic decision in the fourth quarter of 2002 to discontinue future mailings to the Columbia House lists of members of other clubs, which could not support the remaining carrying value of the Columbia House mailing agreement. Accordingly, in the fourth quarter of 2002, the Company wrote off the remaining value of the Columbia House mailing agreement of $986.

Amortization of intangible assets was $181, $1,093 and $4,027 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company estimates intangible amortization expenses of $54 in 2004.

The following table presents details of other intangibles at December 31, 2003 and December 31, 2002:

                                            DECEMBER 31,2003                   DECEMBER 31, 2002
                                  -----------------------------------     ----------------------------------
                                              ACCUMULATED                         ACCUMULATED
                                    COST      AMORTIZATION      NET         COST   AMORTIZATION        NET
                                  --------      --------    --------     --------     --------       --------
Mailing Agreements                $    592      $    592      $   --      $   592      $   524       $     68
Customer Lists                       4,380         4,380          --        4,380        4,380             --
Non-Compete Agreements                 313           264          49          200          151             49
Other                                    5            --           5            5           --              5
                                  --------      --------    --------     --------     --------       --------
Total Other Intangibles           $  5,290      $  5,236    $     54      $ 5,177      $ 5,055       $    122
                                  ========      =========   ========     ========     ========       ========

(7) DEBT

     AS OF DECEMBER 31,                                                                  2003            2002
                                                                                  -------------   -------------
     Credit agreement, senior secured bank debt.................................       $ 2,925         $ 4,540
     Note to Seller of GAA assets...............................................            --             148
     Subordinated debt..........................................................         3,200           3,200
     October 2004 Notes and related accrued interest, net of original issue
     discount...................................................................           982              --
     Related party notes and related accrued interest, net of original issue
     discount...................................................................        10,643           9,160
                                                                                  -------------   -------------
                                                                                        17,750          17,048
     Less: current maturities...................................................      (17,750)         (2,368)
                                                                                  -------------   -------------
                                                                                         $  --         $14,680
                                                                                  =============   =============

Senior Credit Facility
Since November 1999, the Company has not been permitted to make any additional borrowings under the Credit Agreement. The interest rate on the credit facility is equal to the prime rate p1/2 2 1/2%. The weighted average interest rate for the years ended December 31, 2003 and 2002 was 6.44% and 6.76%, respectively.

In January and February 2004, the Company made principal payments of $1,538 and the balance of Senior Credit Facility as of April 12, 2004 is $1,387. The maturity date of the Senior Credit Facility was extended to September 30, 2004; provided however, that the Company is required to make monthly payments of principal of $107 through August 2004.

The Company was in compliance with its debt covenants at December 31, 2003.

Subordinated Debt
In August 2002, ABC Investment LLC, a third party holder of subordinated debt converted principal amount of $1,000 into 200,000 shares of the Company's common stock. At December 31, 2003, the principal amount of the subordinated debt held by ABC Investment LLC is $3,200. The note is currently convertible into shares of common stock at the rate of $3.04 per share, subject to adjustment for below conversion price issuances of securities. The note bears interest at the rate of 9% per annum, quarterly, in arrears. The note is due December 31, 2004. The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

October 2003 Notes
On October 1, 2003, the Company issued $1,065 principal amount of notes due October 1, 2004. The notes bear interest at the rate of 18%, provide for accrual of interest to maturity and have no prepayment penalty. In connection with the issuance of the notes, the Company issued to the investors, five year warrants to purchase 266,250 shares of MediaBay common stock at an exercise price of $0.80, the closing price of the stock on September 30, 2003. The Company agreed to issue the investors warrants to purchase an additional 266,250 shares of MediaBay common stock on April 1, 2004, if the notes have not been repaid. The notes are due on October 1, 2004, however, if the Company raises more than $5,000 million in financing prior to the maturity date of the notes, the maturity date of the notes is accelerated. Carl Wolf and a company wholly owned by Norton Herrick each purchased $100 principal amount of the notes.

Related Party Debt
NH Irrevocable ABC Trust
The Trust holds a $500 principal amount 9% Convertible Senior Subordinated Promissory Note due September 30, 2007, except that the holder may demand repayment of the unpaid principal balance and interest on the note, commencing December 31, 2004, if the Company has repaid all of its obligations under the Senior Credit Agreement.

This note is convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances of securities. This note bears interest at the rate of 9% per annum. Interest is payable monthly, in arrears, in cash or, at the holder's option, shares of common stock; provided, however, that cash interest accrues until 10 days after the Company has repaid its obligations under the Senior Credit Agreement.

The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

Norton Herrick
Norton Herrick holds a $1,984 principal amount Convertible Senior Subordinated Promissory Note due September 30, 2007, except that the holder has the right to demand repayment of the unpaid principal balance of, and interest on, the note at any time on or after the later of (i) December 31, 2004 and (ii) the date on which the Company has repaid all of our obligations under the Credit Agreement.

Interest on this note accrues at the rate of 11% per annum and is payable on a monthly basis, at the holder's option, in cash or common stock; provided, however, that cash interest accrues until 10 days after the Company has paid all of our obligations under the Credit Agreement. This note is convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances. This note is secured by a second lien on the assets of Radio Spirits.

The Company is prohibited from incurring additional indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of this note.

Huntingdon Corporation
Huntingdon Corporation, a company wholly owned by Norton Herrick, holds the following promissory notes:

      o $2,500 principal amount Convertible Senior Promissory Note (the "$2,500 Note") entered into on May 14, 2001;

      o $800 principal amount Convertible Senior Subordinated Promissory Note (the "$800 Note") entered into on May 14, 2001;

      o $500 principal amount Convertible Senior Promissory Note (the "$500 Note") entered into on February 22, 2002;

      o $1,000 principal amount Convertible Senior Promissory Note (the "$1,000 Note") entered into on October 3, 2002;

      o $150 principal amount Convertible Senior Promissory Note (the "$150 Note") entered into on October 10, 2002; and

      o $350 principal amount Convertible Senior Promissory Note (the "$350 Note") entered into on November 15, 2002.

Each of the notes held by Huntingdon are due September 30, 2007, provided that the holder has the right, at any time on or after the date on which the Company has repaid all of our obligations under the Credit Agreement, to demand repayment of the unpaid principal balance of and interest on the note; provided, however that, with respect to the $800 Note, such demand can not be made until the (90th) day after the Company has repaid all of our obligations under the Credit Agreement.

Each of the $2,500 Note and $500 Note bears interest at an annual rate equal to the prime rate plus 2%, the $800 Note bears interest at the rate of 12% per annum and each of the $1,000 Note, $150 Note and $350 Note bears interest at an annual rate equal to the prime rate plus 2 1/2%. Interest is payable under each note monthly, in arrears, in cash, or at the holder's option, in lieu of cash, in shares of common stock or in kind, provided, however, that cash interest accrues until 10 days after the Company has paid all of our obligations under the Credit Agreement. Interest accrues on unpaid interest under each note (since October 3, 2002 in the case of the $2,500 Note, the $500 Note and the $800 Note) at the respective interest rate of such note.

The $2,500 Note, and the $800 Note are convertible into shares of common stock at the rate of $.56 per share, subject to adjustment for below conversion price issuances of securities. The $500 Note is convertible at $2.00. Each of the $1,000 Note and the $150 Note is convertible into shares of common stock at the rate of $1.82 per share, and the $350 Note is convertible into shares of common stock at the rate of $1.25 per share. The Company agreed as consideration for Norton Herrick and Huntingdon consenting to a January 2004 financing and granting certain rights to investors in the January 2004 financing that the Company would seek shareholder approval to reduce the conversion rate of $1,000 note, the $150 note and the $500 note to $1.27. The Company's Board of Directors has determined to recommend to its shareholders to approve the foregoing and intends to submit a proposal for shareholder approval at its 2004 annual meeting of shareholders.

All of the notes held by Huntingdon are secured by a lien on a pari passu basis to the senior credit facility on substantially all of the assets of the Company and our subsidiaries, other than inventory, receivables and cash of the Company and our subsidiaries.

The Company is prohibited from incurring indebtedness (with exceptions), selling all or substantially all of its assets and materially changing the nature of its business without the prior written consent of the holder of the notes.

The Company has recorded original debt discount of $131 relating to the $1,000 Note, the $150 Note and the $350 Note representing the value of the Notes ascribed to warrants granted in the financings. The Company has determined because the conversion price was significantly higher than the market price on the dates of grant, that there was no beneficial conversion feature.

The future minimum loan payments are as follows:

         Year Ending December 31,

          2004.................................................  $  18,024
                                                                 ---------
          Total maturities, including debt discount of $274....  $  18,024
                                                                 =========

(9) COMMITMENTS AND CONTINGENCIES

Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $180, $291 and $272, respectively.

Operating Leases
The Company leases approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a sixty-six month lease agreement dated April 18, 2003. The Company entered into two ten-year leases on 7,000 square feet of office and warehouse space in Bethel, Connecticut and 3,000 square feet of warehouse space in Sandy Hook, Connecticut, respectively. Lease payments and mandatory capital improvement payments, starting in 2004, are $4,000 per year and $2,000 per year on the Bethel and Sandy Hook properties, respectively.

Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

         Year ending December 31,

        2004...............................................  $  163
        2005...............................................     191
        2006...............................................     194
        2007...............................................     203
        2008...............................................     203
        Thereafter.........................................      10
        Total lease commitments............................  ------
                                                             $  964
                                                             ======

Capitalized Leases
Payments under capitalized lease obligations are $53 and $18 for the years ending December 31, 2004, 2005 and 2006, respectively.

During the year ended December 31, 2003, the Company had two capital leases. Lease payments under these agreement were $53, $53 and $40 in 2003, 2002 and 2001, respectively. The amount of equipment capitalized under the leases and included in fixed assets is $330 and net of depreciation the fixed asset balance is $94 and $156 at December 31, 2003 and 2002, respectively. The obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2003 and 2002 were $71 and $112, respectively.

         Minimum annual lease commitments under capital leases are as follows:

         2004..................................................  $  53
         2005..................................................     18
                                                                 -----
         Total capital lease commitments.......................  $  71
                                                                 =====
Employment Agreements
The Company has commitments pursuant to employment agreements with certain of its officers. The Company's minimum aggregate commitments under such employment agreements are approximately $538, $446 and $75 during 2004, 2005 and 2006, respectively.

Termination and Severance Agreements
Our minimum aggregate commitments under settlement payments under terminated employment agreements and a terminated consulting agreement are $201,000 in 2004 and $30,000 in 2005.

Licensing Agreements
The Company has numerous licensing agreements for both audiobooks and old-time radio shows with terms generally ranging from one to five years, which require the Company to pay, in some instances, non-refundable advances upon signing agreements, against future royalties. The Company is required to pay royalties based on net sales. Royalty expenses were $2,524, $3,243 and $3,199 for 2003, 2002 and 2001, respectively. Minimum advances required to be paid under existing agreements for the next five years are as follows:

         2004                                                   $  459
         2005                                                      347
         2006                                                      228
         2007                                                      354
         2008                                                       85
         2009                                                       14
                                                                ------
         Total                                                  $1,487
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

         Stock option activity under the plans is as follows:

                                                           WEIGHTED
                                                            AVERAGE
                                                           EXERCISE
                                         SHARES              PRICE
                                         ----------        ----------
Outstanding at January 1, 2001            6,653,100            $ 6.52
   Granted                                  898,000              1.23
   Exercised                                     --                --
   Canceled and expired                  (1,561,750)             9.01
                                         ----------        ----------
Outstanding at December 31, 2001          5,989,350              5.06
   Granted                                1,205,000              2.27
   Exercised                               (151,000)              .51
   Canceled and expired                    (748,750)             6.95
                                         ----------        ----------
Outstanding at December 31, 2002          6,294,600              4.39
   Granted                                3,593,781              1.05
   Exercised                               (300,000)              .50
   Canceled and expired                  (1,777,500)             4.73
                                         ----------        ----------
Outstanding at December 31. 2003          7,810,881             $2.92
                                         ==========        ==========

Norton Herrick exercised options to purchase 300,000 shares of the Company's common stock under an option granted to him on November 23, 2001.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2002, 2001 and 2000 is as follows using an accepted option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

                                                 NO. OF       EXERCISE       ASSUMED       RISK-FREE     FAIR VALUE
                                                 SHARES        PRICE       VOLATILITY    INTEREST RATE    PER SHARE
DATE

2001 GRANTS:
     First Quarter                                     --       $--            --             --          $    --
     Second Quarter                                84,000      2.07           165%         4.81%            0.12
     Third Quarter                                  6,000      2.00           165%         4.63%            0.14
     Fourth Quarter                               808,000      1.14           165%         4.85%            0.19
                                               ----------
Total                                             898,000
                                               ==========
2002 GRANTS:
     First Quarter                                 250,000      2.70           159%         4.42%           $1.25
     Second Quarter                                     --      --              --             --           --
     Third Quarter                                  40,000      4.44           159%         3.46%            3.31
     Fourth Quarter                                915,000      2.06           159%         3.08%            0.87
                                               -----------
                                                 1,205,000
                                               ===========

2003 GRANTS:
     First Quarter                                  40,000     $1.50           165%         4.85%            $.90
     Second Quarter                                    --      --              --         --               --
     Third Quarter                              2,173,856      .97            165%         4.85%            0.29
     Fourth Quarter                             1,379,925      1.17            97%         4.00%            0.67
                                              -----------
Total                                           3,593,781
                                              ===========

The  following  table  summarizes   information  for  options   outstanding  and
exercisable at December 31, 2003:


                                                                                              OPTIONS EXERCISABLE
                                       OPTIONS OUTSTANDING           WEIGHTED          -------------------------------------
                                         WEIGHTED AVERAGE             AVERAGE                           WEIGHTED AVERAGE
 RANGE OF PRICES        NUMBER        REMAINING LIFE IN YEARS     EXERCISE PRICE        NUMBER           EXERCISE PRICE
 ---------------- ---------------------------------------------- ---------------------------------- -------------------------
 $0.50-1.00             2,059,856               5.35                  $  0.86            580,856            $  0.82
 $1.01-3.00             2,330,425               5.98                     1.27            637,500               1.44
 $3.01-5.00             2,723,000               5.56                     3.91          2,409,000               3.98
 $5.01-14.88              697,600               4.50                    10.69            672,850              10.84
 ---------------- ---------------------------------------------- ---------------------------------- ------------------------
 $0.50 -14.88           7,810,881               5.54                  $  2.92          4,300,206            $  4.25
 ================ ============================================== ================================== ========================

At December 31, 2003, there were 1,664,500 additional shares available for grant under the 1997 Plan, 581,369 additional shares available for grant under the 1999 Plan, 1,035,250 additional shares available for grant under the 2000 Plan and 408,000 available for grant under the 2001 Plan. There was no compensation expense recorded in connection with these plans in each of the years ended December 31, 2003, 2002, and 2001.

(11) WARRANTS AND NON-PLAN OPTIONS

The Company granted non-plan options and warrants to purchase a total of 456,250 shares of the Company's common stock, 381,250 of which vested in 2003, to consultants and advisors. During the year ended December 31, 2003, warrants to purchase 1,875,000 of the Company's common stock were canceled and warrants to purchase 1,808,649 shares of the Company's common stock expired.

The following table summarizes information for warrants and non-plan options outstanding and exercisable at December 31, 2002:


                                                                                              OPTIONS EXERCISABLE
                                       OPTIONS OUTSTANDING           WEIGHTED          -------------------------------------
                                         WEIGHTED AVERAGE             AVERAGE                           WEIGHTED AVERAGE
 RANGE OF PRICES        NUMBER        REMAINING LIFE IN YEARS     EXERCISE PRICE        NUMBER           EXERCISE PRICE
 ---------------- ---------------------------------------------- ---------------------------------- -------------------------
 $0.10-1.00               374,250               3.90                  $  0.84            249,250            $  0.79
 $1.01-3.00               517,500               7.98                     1.86            517,500               1.86
 $3.01-14.20              399,940               2.27                    10.68            349,940              11.49
 ---------------  ------------------ --------------------------  ---------------- ----------------  -----------------------
 $0.50-14.20            1,291,690               5.03                  $  4.29          1,116,690            $  4.64
 ================ ============================================== ================================== ========================

(12) LITIGATION SETTLEMENT
In December 1998 the Company acquired certain assets from a third party. The parties also entered into certain other agreements including a mailing agreement and a non-compete agreement. As consideration for the assets acquired and the related transactions, including the mailing agreement and the non-compete agreement, the third party received cash consideration of $30,750 and an aggregate of 325,000 shares of the Company's common stock"(the "shares") and warrants to purchase an additional 100,000 shares of the Company's common stock. The parties also entered into a Registration and Shareholder Rights Agreement pursuant to which, the Company granted the third party the right under certain circumstances, commencing December 31, 2004, to require the Company to purchase from the third party the Shares at a price of $15.00 per Share.

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

The calculation of the settlement of litigation recorded in Contributed Capital is as follows:



 Termination of contingent put rights                                 $3,450
 Return for cancellation of 325,000 shares of common stock               247
 Cash received                                                           350
                                                                    ---------
 Total received in settlement of litigation                            4,047
 Legal and other costs incurred in connection with the litigation      1,027
                                                                    ---------
 Settlement of litigation recorded in Contributed Capital             $3,020
                                                                    =========

(13) COMMON STOCK SUBJECT TO CONTINGENT PUT RIGHTS
In connection with an acquisition made in December 1998, the Company agreed to repurchase certain shares issued to the seller at various prices ranging from $7.00 to $15.00. The repurchase obligation would expire based on the stock reaching the repurchase price for a period of 10 consecutive trading days. The Company has asserted that the price targets were maintained and that the obligation has expired. The seller has disputed this assertion and asserts that the right to put 25,000 shares at a price of $14.00 per share beginning on December 31, 2003 and 50,000 shares at a price of $15.00 per share beginning on December 31, 2005. The seller has demanded the repurchase of the 25,000 shares for $350,000.

(14) EQUITY
Series B Convertible Preferred Stock
On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335. Of the total sold, 1,400 shares ($140) were purchased by Carl Wolf, Chairman and a director of the Company, and 200 shares ($20) were purchased by John Levy, Executive Vice President and Chief Financial Officer of the Company. The holders of shares of Series B Convertible Preferred Stock will receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until the Company is permitted to make such payment in cash under its Agreement with its senior lender.

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

Warrants Granted in Consideration for Non-Compete Agreements The Company also issued non-plan warrants to purchase 90,000 shares of its common stock to a former employee and consultant at prices ranging from $1.50 to $3.00 per share as part of non-competition agreements. The value of the warrants of $23 was computed using an acceptable valuation model and is being amortized over the lives of the agreements.

Exercise of Options
On July 31, 2003, Norton Herrick exercised options to purchase 300,000 shares of MediaBay common stock at an exercise price of $.50 per share pursuant to an Option Agreement dated November 23, 2001. The options were exercised on a "cash-less" basis and the closing stock price on July 31, 2003 was $.78. Accordingly, the Company issued to Mr. Herrick a certificate for 107,692 shares of MediaBay common stock.

Stock Issued to Consultants
During the year ended December 31, 2003, the Company issued 29,000 shares of common stock to a consultant as partial consideration for organizational management advisory services. The shares were valued at market on the dates of the grants and an expense ($14) for the value of the shares is included in general and administrative expenses.

Options Issued to Consultants
The Company issued 60,000 options under the Company's stock option plans and 150,000 non-plan warrants to advisors and consultants during the year ended December 31, 2003 of which the 60,000 options and 75,000 warrants vested in 2003. The options and the vested warrants were valued at $26 using an accepted valuation method and have been included in general and administrative expenses.

Stock and Options Tendered as Payment of Settlement
The Company entered into an agreement with Norton Herrick dated November 7, 2003 (the "November Agreement") whereby Mr. Herrick agreed to pay amounts owed to the Company under Section 16(b) of the Securities Exchange Act of 1934 as a result of various transactions which are attributable to Mr. Herrick occurring within less than six months of each other that involved our securities. Mr. Herrick agreed to pay the Company the sum of $1,742, (the "Payment") by delivering to the Company for cancellation within ten (10) days of the date of the November Agreement, shares of our common stock and/or warrants to purchase shares of common stock of the Issuer with an aggregate value equal to the Payment. Under the November Agreement, the value of each share of common stock delivered under the Agreement is equal to the last sale price of our common stock on the trading day immediately prior to the date on which the shares of common stock were delivered (the "Market Price"). The value of any warrant delivered under the November Agreement is equal to the Market Price of the underlying shares less the exercise price of the warrant. Mr. Herrick delivered the shares of common stock and warrants pursuant to the November Agreement on Monday, November 17, 2003, with the value of the securities based on the Market Price on November 14, 2003 of $.94 per share of common stock. As part of the Payment, Mr. Herrick returned to the Company 1,095,372 shares of our common stock. Based on the Market Price, the aggregate value of these shares is $1,030. Also, as part of the Payment, Mr. Herrick deposited warrants to purchase 1,875,000 shares of our common stock. Based on the Market Price ($.94) less the exercise price of the warrants ($.56), the aggregate value of these warrants was $712. Of the 1,875,000 warrants deposited, 1,650,000 became exercisable May 14, 2001 and 225,000 became exercisable February 22, 2002.

Warrants Issued in Connection with Financing
In connection with the issuance of the $1,065 principal amount of notes due October 1, 2004, described in Note 7, the Company issued to the investors, five year warrants to purchase 266,250 shares of MediaBay common stock at an exercise price of $0.80, the closing price of the stock on September 30, 2003. The warrants were valued at $176, using an acceptable valuation method and the value of the warrants is being amortized over the term of the notes. Carl Wolf and a company wholly owned by Norton Herrick each purchased $100 principal amount of the notes and each received 25,000 warrants.

Options Issued to Directors
During the year ended December 31, 2003, the Company issued options to purchase 335,000 shares of its common stock to its non-employee directors. Of the options issued, 130,000 vested during 2003. The Company valued the vested options at $73 using an acceptable valuation method and recorded an expense for that amount in general and administrative expenses.

Dividends
The terms of the Company's debt agreements prohibit the Company from declaring or paying any dividends or distributions on the Company's common stock.

(14) INCOME TAXES
The Company's income tax provision for the years ended December 31, 2003, 2002 and 2001 includes a Federal deferred tax expense of $1,471, a Federal deferred tax expense of $550 and a Federal deferred tax benefit of $17,200, respectively.

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 7% to the pre-tax loss as a result of the following:

                                                                          2003               2002              2001
                                                                    -----------------  -----------------  ----------------
Computed tax benefit                                                $      (446)           $    (797)       $    (9,268)
Increase (decrease) in valuation allowance for
Federal and State deferred tax assets                                       1,917              1,347             (7,932)
                                                                    -----------------  -----------------  ----------------
Income tax expenses (benefit)                                       $       1,471          $     550        $   (17,200)
                                                                    =================  =================  ================


The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. Although realization of net deferred tax assets is not assured, management has determined that it is more likely than not that a portion of the Company's deferred tax asset relating to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements will be realized in future periods. Accordingly, in 2001, the Company reduced the valuation allowance for deferred tax assets in the amount of $17,200 and recorded an income tax benefit. In 2003, the deferred tax asset was reduced by approximately $1,471 for amounts, which the Company was unable to determine would be recoverable in future periods.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:



Deferred tax assets:
                                                                                    2003            2002
                                                                                 ------------   ------------
Federal and state net operating loss carry-forwards                              $     22,362    $   22,224
Loss in I-Jam, LLC                                                                         85            85
Accounts receivable, principally due to allowance for doubtful accounts and
reserve for returns                                                                     1,408         1,668
Inventory, principally due to reserve for obsolescence                                    584           475
Fixed assets/Intangibles                                                               13,984        13,725
Beneficial conversion feature                                                             156           (42)
                                                                                 ------------   -----------
Total net deferred tax assets                                                          38,579        38,135
Less valuation allowance                                                              (23,826)      (21,911)
                                                                                 ------------   -----------
Net deferred tax assets                                                          $     14,753   $    16,224
                                                                                 ============   ===========


The Company has approximately $54,660 of net operating loss carry-forwards, which may be used to offset possible future earnings, if any, in computing future income tax liabilities. The net operating losses will expire between December 31, 2018 and December 31, 2023 for federal income tax purposes. For state purposes, the net operating losses will expire at varying times between 2006 and 2013, as the Company is subject to corporate income tax in several states. Under Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in
Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. The equity financing the Company obtained in 2000 and 2004 may result in an ownership change and, thus, may limit the use of prior net operating losses.

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

Basic and diluted loss per share were computed using the weighted average number of shares outstanding for the years ended December 31, 2003, 2002 and 2001 of 14,098, 14,086 and 13,862, respectively.

Common equivalent shares of 16,969 including 15,909 relating to convertible subordinated debt and convertible preferred stock were not included in the calculation of fully diluted shares because they were anti-dilutive. Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net loss were $1,150 for the year ended December 31, 2003.

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

(16) SUPPLEMENTAL CASH FLOW INFORMATION

No cash has been expended for income taxes for the years ended December 31, 2003, 2002 and 2001. Cash expended for interest was $537, $766 and $1,095 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company had the following non-cash activities for the years ended December 31, 2003, 2002, and 2001:


                                                                               2003            2002            2001
                                                                             --------        --------        --------
E-Data patent rights acquisition.......................................      $     --        $     75        $     --
Conversions of subordinated notes into common shares...................            __           1,000              __
Conversion of notes into preferred shares..............................            __           2,500              --
Stock tendered as payment for exercise of options......................           150              75              --
Settlement of litigation...............................................         3,697              --              --

(17) RELATED PARTY TRANSACTIONS

Companies wholly owned by Norton Herrick, a principal shareholder, have in the past provided accounting, administrative, legal and general office services to the Company at cost since its inception. Companies wholly owned by Norton Herrick have also assisted the Company in obtaining insurance coverage without remuneration. The Company paid or accrued to these entities $88, $430 and $292 for these services during the years ended December 31, 2001, 2002 and 2003, respectively. In addition, a company wholly owned by Norton Herrick provided the Company access to a corporate airplane during 2001 and 2002. The Company generally paid the fuel, fees and other costs related to its use of the airplane directly to the service providers. For use of this airplane, the Company paid rental fees of approximately $14 in each of 2001 and 2002 to Mr. Herrick's affiliate. As of December 31, 2003 the Company owed to Mr. Herrick and his affiliates $895 for reimbursement of such expenses and services.

On May 1, 2003, the Company entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick. The agreement provides, among other things that XNH will provide consulting and advisory services to the Company and that XNH will be under the direct supervision of the Company's Board of Directors. For its services, the Company agreed to pay XNH a fee of $8 per month and to provide Mr. Herrick with health insurance and other benefits applicable to its officers to the extent such benefits may be provided under the Company's benefit plans. The consulting agreement provides that the indemnification agreement with Mr. Herrick entered into on November 15, 2002 pursuant to which, the Company agreed to indemnify Mr. Herrick to the maximum extent permitted by the corporate laws of the State of Florida or, if more favorable, the Company's Articles of Incorporation and By-Laws in effect at the time the agreement was executed, against all claims (as defined in the agreement) arising from or out of or related to Mr. Herrick's services as an officer, director, employee, consultant or agent of the Company or any subsidiary or in any other capacity shall remain in full force and effect and to also indemnify XNH on the same basis. Mr. Herrick resigned as the Company's Chairman effective May 1, 2003 and the Company and Mr. Herrick terminated the employment agreement signed as of November 2, 2002 on May 1, 2003.

Effective December 31, 2003, the Company agreed with Norton Herrick to the consulting agreement with XNH. In connection with the termination, the Company agreed to pay XNH a fee of $7.5 per month for 16 months commencing on January 1, 2004 and to provide Mr. Herrick with health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans. The termination agreement provides that the indemnification agreement with Mr. Herrick shall remain in full force and effect and to also indemnify XNH on the same basis. In connection with the termination agreement Herrick and XNH agreed that the non-competition and nondisclosure covenants of the XNH consulting agreement were extended to survive until December 31, 2006.

On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335. Of the total sold, 1,400 shares ($140), were purchased by Carl Wolf, Chairman and a director of the Company, and 200 shares ($20) were purchased by John Levy, Executive Vice President and Chief Financial Officer of the Company. The holders of shares of Series B Convertible Preferred Stock will receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until the Company is permitted to make such payment in cash under its Credit Agreement with its senior lender.

The Series B Stock is convertible into shares of Common Stock into MediaBay Common Stock at a conversion rate equal to a fraction, (i) the numerator of which is equal to the number of Series B Stock times $100 plus accrued and unpaid dividends though the date of conversion and (ii) the denominator is $0.77, the average price of our stock on May 6, 2003.

In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Stock shall be entitled to receive out of our assets, a sum in cash equal to $100 per share before any amounts are paid to the holders of our common stock and on a pari passu basis with the holders of the Series A Convertible Preferred Stock. The holders of Series B Stock shall have no voting rights, except as required by law and except that the vote or consent of the holders of a majority of the outstanding shares of Series B Stock, voting separately as a class, will be required for any amendment, alteration or repeal of the terms of the Series B Stock that adversely effects the rights, preferences or privileges of the Series B Stock.

On July 31, 2003, Norton Herrick exercised options to purchase 300,000 shares of MediaBay common stock at an exercise price of $.50 per share pursuant to an Option Agreement dated November 23, 2001. The options were exercised on a "cash-less" basis and the closing stock price on July 31, 2003 was $.78. Accordingly, the Company issued to Mr. Herrick a certificate for 107,692 shares of MediaBay common stock.

During the three months ended September 30, 2003, Norton Herrick provided a $100 guarantee to a vendor. The Company subsequently paid the vendor and the guarantee expired. Mr. Herrick received no compensation and did not profit from the transaction.

During the three months ended September 30, 2003, Mr. Herrick also loaned the Company $100, the loan was subsequently converted into an investment by Huntingdon Corporation, a company wholly-owned by Mr. Herrick, in the $1,065 bridge financing completed on October 1, 2003. Carl Wolf, our Chairman, also purchased a $100 note in this financing. In consideration, the Company issued to each of Huntingdon and Mr. Wolf a $100 principal amount note due October 1, 2004. The notes are identical to all other notes issued in the financing and bear interest at the rate of 18% per annum, payable at maturity. In connection with the issuance of the notes, the Company agreed, subject to receipt of shareholder approval, to issue to each of Huntingdon and Mr. Wolf warrants to purchase 25,000 shares of common stock at an exercise price of $.80 and agreed to issue to each of them warrants to purchase an additional 25,000 shares of common stock if the notes are not repaid on April 1, 2004 at an exercise price per share equal to the closing sale price of our common stock on March 31, 2004.

The Company entered into an agreement with Norton Herrick dated November 7, 2003 (the "November Agreement") whereby Mr. Herrick agreed to pay amounts owed to the Company under Section 16(b) of the Securities Exchange Act of 1934 as a result of various transactions which are attributable to Mr. Herrick occurring within less than six months of each other that involved our securities. Mr. Herrick agreed to pay the Company the sum of $1,742, (the "Payment") by delivering to the Company for cancellation within ten (10) days of the date of the November Agreement, shares of our common stock and/or warrants to purchase shares of common stock of the Issuer with an aggregate value equal to the Payment. Under the November Agreement, the value of each share of common stock delivered under the Agreement is equal to the last sale price of our common stock on the trading day immediately prior to the date on which the shares of common stock were delivered (the "Market Price"). The value of any warrant delivered under the November Agreement is equal to the Market Price of the underlying shares less the exercise price of the warrant. Mr. Herrick delivered the shares of common stock and warrants pursuant to the November Agreement on Monday, November 17, 2003, with the value of the securities based on the Market Price on November 14, 2003 of $.94 per share of common stock. As part of the Payment, Mr. Herrick returned to the Company 1,095,372 shares of our common stock. Based on the Market Price, the aggregate value of these shares is $1,030. Also, as part of the Payment, Mr. Herrick deposited warrants to purchase 1,875,000 shares of our common stock. Based on the Market Price ($.94) less the exercise price of the warrants ($.56), the aggregate value of these warrants was $712. Of the 1,875,000 warrants deposited, 1,650,000 became exercisable May 14, 2001 and 225,000 became exercisable February 22, 2002.

On January 29, 2004, the Company issued $4,000 aggregate principal amount of promissory notes (the "2004 Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to 13 institutional and accredited investors (the "Offering"). The 2004 Notes are due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of the our indebtedness under our existing credit facility is either repaid or refinanced or (iii) the consummation by the Company of a merger, combination or sale of all or substantially all of our assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of our voting stock. The 2004 Notes bear interest at the rate of 6%, increase to 9% on April 28, 2004 and 18% on July 27, 2004. In connection with this offering, Norton Herrick and Huntingdon entered into a letter agreement with the purchasers of the 2004 Notes pursuant to which they granted to the holders of the 2004 Notes in the event of an Event of Default (as defined in the 2004 Notes) the rights to receive payment under certain secured indebtedness owed by the Company to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the letter agreement, Norton Herrick and Huntingdon also executed Powers of Attorney in favor of a representative of the 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the 2004 Note holders rights under the Letter Agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. In consideration for Huntingdon's consent to the Financing and agreements to upon receipt of Shareholders' Approval , the Company reduced the conversion price of $1,150 principal amount of convertible promissory notes held by Huntingdon from $2.00 to $1.27 and $500 principal amount of convertible promissory notes held by Huntingdon from $1.82 to $1.27.

In 2003 and 2002, Norton Herrick advanced $360 and $372, respectively, to certain of our vendors and professional firms as payment of amounts owed to them. As the Company made payments to these vendors, the vendors repaid the amounts advanced to them by Mr. Herrick. Mr. Herrick received no interest or other compensation for advancing the monies. As of April 12, 2004, none of the advances were outstanding.

(18) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. The adoption of SFAS 145 had no impact on the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. The adoption of SFAS 146 had no impact on its financial position or results of operations.

In November 2002, the FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, be recognized at the inception of the guarantee. The effective date for this FIN 45 is for fiscal years ending after December 15, 2002. The adoption of FIN 45 had no impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report. The adoption of SFAS No. 148 did not have a significant impact on the Company's financial disclosures.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company currently evaluating FIN 46 and believes that it will have no impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 33 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company reclassified certain items to debt as a result of the SFAS 150.

 (19) SEGMENT REPORTING

For 2003, 2002 and 2001, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees and interest expenses. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. RadioClassics, which was created to distribute the Company's proprietary old-time radio content across multiple distribution platforms including traditional radio, cable television, satellite television (DBS), satellite radio and the Internet, is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

The accounting policies of the reportable segments are the same as those described in Note 3. Inter-segment sales are recorded at prevailing sales prices.


YEAR ENDED DECEMBER 31, 2003

                                                        CORPORATE     ABC         RSI        MBAY.COM      INTER-SEG.  TOTAL
                                                        ---------   --------     --------    --------      ----------  -------

Sales                                                   $     --    $ 26,379     $ 10,247    $    138      $   (147)   $ 36,617
(Loss) profit before asset write-downs and
strategic charges, severance and other termination
costs, non-cash write-down of intangibles,
depreciation, amortization interest expense, income
tax expense and dividends on preferred stock              (2,407)        455          846        (481)          (19)     (1,606)
Depreciation and amortization                                180         106           42          --            --         328
Asset write-downs and strategic charges                      749          --           --          --            --         749
Severance and other termination costs                        544          --           --          --            --         544
Interest expense                                           1,913          --           12          --            --       1,925
Income tax (expense)                                                  (1,200)        (271)         --            --      (1,471)
Dividends on preferred stock                                 246          --           --          --            --         246
Net (loss) income applicable to common shares             (6,039)       (851)         521        (481)          (19)     (6,869)
Total assets                                                          24,312       14,613                                38,925
Purchase of fixed assets                                      --          14            2          --            --          16

YEAR ENDED DECEMBER 31, 2002

                                                        CORPORATE     ABC         RSI        MBAY.COM      INTER-SEG.  TOTAL
                                                        ---------   --------     --------    --------      ----------  -------
Sales                                                               $ 34,342     $ 11,348    $    215      $   (161)   $ 45,744
(Loss) profit before non-cash write-down of
intangibles, depreciation, amortization interest
expense, income tax expense and dividends on
preferred stock                                           (3,233)      5,281        2,141        (436)           16       3,769
Depreciation and amortization                                 --       1,217           97          --            --       1,314
Interest expense                                           2,903          --           71          --            --       2,974
Non-cash write-down of intangibles                                     1,134           90                                 1,224
Income tax (expense)                                                    (449)        (101)                                 (550)
Dividends on preferred stock                                 217          --           --          --            --         217
Net (loss) income applicable to common shares             (6,353)      2,481        1,782        (436)           16      (2,510)
Total assets                                                  --      31,225       17,454          --           (60)     48,619
Purchase of fixed assets                                      --         100           11          --            --         111



YEAR ENDED DECEMBER 31, 2001

                                                        CORPORATE     ABC         RSI        MBAY.COM      INTER-SEG.  TOTAL
                                                        ---------   --------     --------    --------      ----------  -------
Sales                                                   $     --    $ 31,793     $ 10,021   $     249    $     (258)   $ 41,805
(Loss) profit before asset write-downs and
strategic charges, depreciation, amortization,
interest expense and income tax benefit                   (2,239)      2,058           15      (1,225)            8      (1,383)
Asset write-downs and strategic charges                    2,000       6,031        4,342         903            --      13,276
Depreciation and amortization                                 --       3,942          910         304            --       5,156
Interest expense                                           2,779          --           11          --            --       2,790
Income tax benefit                                            --      14,035        3,165          --            --      17,200
Net (loss) income applicable to common shares             (7,018)      6,120       (2,083)     (2,432)            8      (5,405)
Total assets                                                  --      27,740       16,785           3           (76)     44,452
Purchase of fixed assets                                      --          58          130          --            --         188
                                                        ---------   --------     --------    --------      ----------  -------


(20) QUARTERLY OPERATING DATA (UNAUDITED)

The following table presents selected unaudited operating data of the Company for each quarter in the three year period ended December 31, 2003.

YEAR ENDED
DECEMBER 31, 2003                                         1ST              2ND             3RD               4TH
                                                        QUARTER          QUARTER         QUARTER           QUARTER
                                                       ----------       ----------      ----------        ----------
Sales                                                   $ 10,697          $ 9,407         $ 9,572           $ 6,941
Cost of sales                                              5,234            4,124           4,252             3,869
Net (loss) income applicable to common shares            (1,537)            (228)             285           (5,389)   (***)
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share                   $ (.11)          $ (.02)          $  .02           $ (.38)
Diluted earnings (loss) per common share                 $ (.11)          $ (.02)          $  .02           $ (.38)

YEAR ENDED
DECEMBER 31, 2002                                         1ST              2ND             3RD               4TH
                                                        QUARTER          QUARTER         QUARTER           QUARTER
                                                       ----------       ----------      ----------        ----------
Sales                                                    $ 9,480         $ 11,977        $ 11,267          $ 13,020
Cost of sales                                              4,289            5,194           5,241             5,927
Net (loss) applicable to common shares                     (759)              338           (187)           (1,902)  (****)
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share                   $(0.05)           $ 0.02         $ (.01)           $ (.13)
Diluted earnings (loss) per common share                 $(0.05)           $ 0.02         $ (.01)           $ (.13)

YEAR ENDED
DECEMBER 31, 2001                                         1ST              2ND             3RD               4TH
                                                        QUARTER          QUARTER         QUARTER           QUARTER
                                                       ----------       ----------      ----------        ----------
Sales                                                     $9,601         $ 10,915         $ 9,879          $ 11,410
Cost of sales                                              3,816            5,455           5,285             5,227
Cost of sales - write-downs                                   --               --           2,261                --
Net income (loss)                                         10,591  (*)     (2,151)        (16,955)  (**)       3,110
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share                    $ 0.77  (*)     $(0.16)         $(1.22)  (**)      $ 0.23  (*****)
Diluted earnings (loss) per common share                  $ 0.58  (*)     $(0.16)         $(1.22)  (**)      $ 0.11  (*****)


(*) Includes a reduction in the valuation allowance for deferred tax assets in the amount of $13,000.

(**) Includes asset write-downs and strategic charges in addition to cost of sales write-downs of $11,015.

(***) Includes asset write-downs and strategic charges of the Company's Audio Passages audiobook club of $749 and severance and other termination costs of $544, relating to the termination of three senior executives with employment agreements and termination of a consulting agreement and income tax expense of $1,417 related to utilization of deferred tax assets.

(****) Includes write-down of intangible assets of $1.2 million and income tax expense of $550 related to utilization of deferred tax asset.

(*****) Includes a reduction in the valuation allowance for deferred tax assets in the amount of $4,200.

(21) SUBSEQUENT EVENTS

From January 1, 2004 to April 12,2004 the Company issued options to purchase 1,650,000 shares of its common stock to certain directors, employees and consultants to the Company under its 2001 Stock Option plan. The Company also cancelled options to purchase 1,774,500 shares of its common stock.

On January 29, 2004, the Company  issued $4,000  aggregate  principal  amount of promissory notes (the "Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to 13 institutional and accredited investors (the "Offering"). The notes are due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of the Company's indebtedness under its existing credit facility is either repaid or refinanced or (iii) the consummation by the Company of a merger, combination or sale of all or substantially all of the Company's assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of the Company's voting stock. The notes bear interest at the rate of 6%, increase to 9% on April 28, 2004 and 18% on July 27, 2004. In connection with the Offering, Norton Herrick and Huntingdon entered into a letter agreement (the "Letter Agreement") with the purchasers of Notes in the Offering pursuant to which they granted to the holders of the Notes in the event of an Event of Default (as defined  in the  Notes) the rights to  receive  payment  under  certain  secured indebtedness owed by the Company to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the Letter Agreement, Norton Herrick and Huntingdon also executed Powers of Attorney in favor of a representative of the Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the Note holders rights under the Letter Agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. In consideration for Huntingdon's consent to the Financing and agreements, upon receipt of Shareholders' Approval, the Company will reduce the conversion price of the Huntingdon Notes to $1.28.

In accordance with the Notes, the principal amount of the notes automatically converted into common Stock at the rate of one share of common stock at $0.75, or approximately 5,333,333 shares, on receipt of Shareholder approval, which was received on April 12, 2004. In addition accrued interest in the amount $49 also converted into common stock at $0.75 per share, or 64,877 shares.

In connection with the Offering, the Company issued to Rockwood, Inc. ("Rockwood"), the placement agent, and a broker warrants to purchase an aggregate of 245,000 shares of common stock and also issued to Rockwood warrants to purchase an additional 500,884 shares of Common Stock on April 12, 2004 as partial consideration for Rockwood's services as placement agent. All warrants issued are exercisable until January 28, 2009 at an exercise price of $1.28 per share.

The following pro forma balance sheet reflects the effects of the receipt of the $4,000 million debt, less offering fees and expenses of $531, and the subsequent conversion of the subordinated debt to common stock on stockholder approval, as if the transactions had occurred on December 31, 2003:

                                 MEDIABAY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

PRO FORMA TO REFLECT RECEIPT OF $4,000 CONVERTIBLE NOTES OFFERING
AND SUBSEQUENT CONVERSION OF SUCH NOTES TO EQUITY.

                                                   HISTORICAL      PRO FORMA            PRO FORMA
                                                   DECEMBER 31,   ADJUSTMENTS            DECEMBER 31,
                                                      2003          DR (CR)   NOTES        2003
                                                    ----------    ----------  -----     ----------
            ASSETS
Current Assets:
Cash and cash equivalents                                $ 683        $ 3,469  (1)        $ 2,902
                                                                     $ (1,250) (2)
Accounts receivable, net                                 3,264              -               3,264
Inventory                                                4,063              -               4,063
Prepaid expenses and other current assets                  215              -                 215
Royalty advances                                           804              -                 804
                                                    ----------      ----------         ----------
Total current assets                                     9,029          2,219              11,248
Fixed assets, net                                          227              -                 227
Deferred member acquisition costs                        3,172              -               3,172
Deferred income taxes                                   14,753              -              14,753
Other intangibles                                           54              -                  54
Goodwill                                                 9,658              -               9,658
                                                    ----------      ----------         ----------
                                                      $ 36,893        $ 2,219            $ 39,112
                                                    ==========      ==========         ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                 $ 10,268            $ -            $ 10,268
Accounts payable, related parties                          826              -                 826
Common stock subject to
 contingent put rights, current portion                    350              -                 350
Short-term debt                                          7,107          1,250  (2)          5,857
Related party short-term debt                           10,643              -              10,643
                                                    ----------      ----------         ----------
Total current liabilities                               29,194          1,250              27,944
Common stock subject to contingent put rights              750              -                 750
                                                    ----------      ----------         ----------
                                                                                                -
Commitments and Contingencies                                -              -                   -
                                                                                                -
Preferred stock                                          2,828                              2,828
Common stock                                            94,567         (3,469) (1)         98,036
Contributed capital                                     11,569         (1,164) (3)         16,724
                                                                       (3,991) (4)
(3,188) (4)
Accumulated deficit                                   (102,015)         1,164  (3)       (107,170)
                                                                        3,991  (4)
                                                    ----------      ----------         ----------
Total common stockholders' equity                        6,949         (3,469)             10,418
                                                    ----------      ----------         ----------
                                                      $ 36,893       $ (2,219)           $ 39,112
                                                    ==========      ==========         ==========

NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003:

(1) To record receipt of $4,000 convertible notes, less offering fees and expenses of $531, and conversion of such notes to common stock on approval by stockholders which was recived on April 12, 2004.

(2) To record principal payment to senior lender made on receipt of funds from the convertible notes offering.

(3) To record value of warrants issued to investors and agents in the convertible notes offering and subsequent expense.

(4) To record value of beneficial conversion feature in the convertible notes offering and subsequent expense.


                                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                             BALANCE                                          WRITE-OFFS
                                           BEGINNING OF     AMOUNTS CHARGED     AMOUNTS        AGAINST        BALANCE END
                                              PERIOD         TO NET INCOME      ACQUIRED       RESERVES        OF PERIOD
                                          ---------------- ------------------ ------------ ---------------- --------------

 Allowances for sales returns and doubtful accounts:
 Year Ended December 31, 2003                  $ 5,325         $ 20,900           --           $ 21,779          $ 4,446
 Year Ended December 31, 2002                    4,539           18,793           --             18,007            5,325
 Year Ended December 31, 2001                    4,516           15,496           --             15,473            4,539

 Valuation allowance for Federal and State deferred tax assets
 Year Ended December 31, 2003                   21,911            1,471           --                446           23,826
 Year Ended December 31, 2002                   20,563              550           --                798           21,911
 Year Ended December 31, 2001                   37,763          (17,200)          --                 --           20,563


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDIABAY, INC.

                                       BY: /S/ JOHN F. LEVY
                                           -------------------------------------

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


          SIGNATURE                    TITLE                                               DATE
          ---------                    -----                                               ----

     /s/ Carl T. Wolf           Chairman and Director                                   April 12, 2004
------------------------------
          CARL WOLF

    /s/ Jeffrey Dittus          Chief Executive Officer                                 April 12, 2004
------------------------------  (Principal Executive Officer)
        JEFFREY DITTUS

    /s/ Howard Herrick          Director and Executive Vice President                   April 12, 2004
------------------------------
        HOWARD HERRICK

     /s/ John F. Levy           Executive Vice President and Chief Financial Officer    April 12, 2004
------------------------------  (Principal Financial and Accounting Officer)
         JOHN F. LEVY

    /s/ Richard Berman          Director                                                April 12, 2004
------------------------------
        RICHARD BERMAN

     /s/ Paul Ehrlich           Director                                                April 12, 2004
------------------------------
         PAUL EHRLICH

    /s/ Mark Hershhorn          Director                                                April 12, 2004
------------------------------
        MARK HERSHHORN

    /s/ Joseph Rosetti          Director                                                April 12, 2004
------------------------------
        JOSEPH ROSETTI
