Form 10-Q
period 2004-03-31
MEDIABAY INC
filed 2004-05-17
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

                         Commission file number 1-13469

                                 MediaBay, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

           Florida                                               65-0429858
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employment
 incorporation or organization)                              Identification No.)

2 Ridgedale Avenue, Cedar Knolls, New Jersey                       07927
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (973) 539-9528
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

Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date.

As of May 14, 2004, there were 18,463,624 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.

                          Quarter ended March 31, 2004
                                    Form 10-Q
                                 MEDIABAY, INC.
                                      Index
                                                                            Page
                                                                            ----
PART I:   Financial Information

Item 1:   Financial Statements (unaudited)

          Consolidated Balance Sheets at March 31, 2004 and
          December 31, 2003, (unaudited)                                       3

          Consolidated Statements of Operations for the
          three months ended March 31, 2004 and 2003 (unaudited)               4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 2004 and 2003 (unaudited)               5

          Notes to Consolidated Financial Statements (unaudited)               6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           16

Item 3:   Quantitative and Qualitative Disclosures of Market Risk             27

Item 4:   Controls and Procedures                                             28

PART II:  Other Information

Item 2:   Changes in Securities and Use of Proceeds                           28

Item 6:   Exhibits and Reports on Form 8-K                                    29

          Signatures                                                          31

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 MEDIABAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               (UNAUDITED)
                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2004           2003
                                                                                ---------     ---------

                                 ASSETS
Current Assets:
   Cash and cash equivalents ...............................................    $     933     $     683
   Accounts receivable, net of allowances for sales returns and doubtful accounts of $3,540 and $4,446 at March 31, 2004 and December 31,
      2003, respectively ...................................................        1,995         3,264
   Inventory ...............................................................        4,181         4,063
   Prepaid expenses and other current assets ...............................          322           215
   Royalty advances ........................................................        1,317           804
                                                                                ---------     ---------
      Total current assets .................................................        8,748         9,029
Fixed assets, net ..........................................................          241           227
Deferred member acquisition costs ..........................................        2,535         3,172
Deferred income taxes ......................................................       14,753        14,753
Other intangibles ..........................................................           41            54
Goodwill ...................................................................        9,658         9,658
                                                                                ---------     ---------
                                                                                $  35,976     $  36,893
                                                                                =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................    $   7,958     $  10,268
   Accounts payable, related party .........................................          672           826
   Common stock subject to contingent put rights, current portion ..........          350           350
   Short-term debt, net of original issue discount of $1,550 and $274 at
      March 31, 2004 and December 31, 2003, respectively ...................        8,239         7,107
   Related party short-term debt, net of original issue discount of $35
      and $142 at March 31, 2004 and December 31, 2003, respectively .......       11,033        10,643
                                                                                ---------     ---------
      Total current liabilities ............................................       28,252        29,194
                                                                                ---------     ---------
Common stock subject to contingent put rights ..............................          750           750
                                                                                ---------     ---------

Commitments and Contingencies ..............................................           --            --

Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares of
   Series A and 3,350 shares of Series B issued and
   outstanding at March 31, 2004 and December 31, 2003 .....................        2,828         2,828
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 13,065,414 and 13,057,414 at March 31, 2004 and December
   31, 2003, respectively ..................................................       94,567        94,567
Contributed capital ........................................................       12,762        11,569
Accumulated deficit ........................................................     (103,183)     (102,015)
                                                                                ---------     ---------
Total stockholders' equity .................................................        6,974         6,949
                                                                                ---------     ---------
                                                                                $  35,976     $  36,893
                                                                                =========     =========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                2004             2003
                                                                            ------------     ------------
Sales, net of returns, discounts and allowances of $1,926 and $2,131
        for the three months ended March 31, 2004 and 2002, respectively    $      5,684     $     10,697
Cost of sales                                                                      2,570            5,234
                                                                            ------------     ------------
        Gross profit                                                               3,114            5,463
Expenses:
   Advertising and promotion                                                       1,359            2,847
   Bad debt expense                                                                  398            1,005
   General and administrative                                                      1,560            2,470
   Depreciation and amortization                                                      47               99
                                                                            ------------     ------------
        Operating loss                                                              (250)            (958)
Interest expense                                                                     854              523
                                                                            ------------     ------------
        Loss before income taxes                                                  (1,104)          (1,481)
Income taxes                                                                          --               --
                                                                            ------------     ------------
        Net loss                                                                  (1,104)          (1,481)
Dividends on preferred stock                                                          64               56
                                                                            ------------     ------------
        Net loss applicable to common shares                                $     (1,168)    $     (1,537)
                                                                            ============     ============

Basic and diluted loss per common share:
    Basic loss per common share                                             $       (.09)    $       (.11)
                                                                            ============     ============
    Diluted loss per common share                                           $       (.09)    $       (.11)
                                                                            ============     ============

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2003             2004
                                                                             ------------     ------------
Cash flows from operating activities:
   Net loss applicable to common shares                                      $     (1,168)    $     (1,537)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                     47               99
     Amortization of deferred member acquisition costs                                855            1,575
     Amortization of deferred financing costs and original issue discount             424              119
     Non-current accrued interest and dividends payable                               389              261
     Non-cash stock compensation                                                       48               --
      Changes in asset and liability accounts, net of asset acquisition:
        Decrease in accounts receivable, net                                        1,269            1,305
        (Increase) decrease in inventory                                             (118)              33
        (Increase) decrease in prepaid expenses                                      (137)            (353)
        (Increase) decrease in royalty advances                                      (513)             (31)
        Increase in deferred member acquisition costs                                (218)          (1,163)
        (Decrease) increase in accounts payable and accrued expenses               (2,492)              74
                                                                             ------------     ------------
               Net cash (used in) provided by operating activities                 (1,614)             382
                                                                             ------------     ------------
Cash flows from investing activities:
      Acquisition of fixed assets                                                     (47)             (11)
      Intangible assets acquired                                                       --             (243)
                                                                             ------------     ------------
               Net cash used in investing activities                                  (47)            (254)
                                                                             ------------     ------------
Cash flows from financing activities:
      Proceeds from issuance of short-term debt                                     4,000               --
      Payment of long-term debt                                                    (1,538)            (510)
      Increase in deferred financing costs                                           (551)              (5)
                                                                             ------------     ------------
               Net cash (used in) provided by financing activities                  1,911             (515)
                                                                             ------------     ------------
Net increase (decrease) in cash and cash equivalents                                  250             (387)
Cash and cash equivalents at beginning of period                                      683              397
                                                                             ------------     ------------
Cash and cash equivalents at end of period                                   $        933     $         10
                                                                             ============     ============

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

Cost of Sales

     Cost of sales includes the following:

          o Product costs (including heavily discounted audiobooks and old-time radio programs in the initial enrollment offer to prospective members and customers)

          o    Royalties to publishers and rightsholders

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

Stock-Based Compensation

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the three months ended March 31, 2004 and 200332 would have been as follows:

                                                            THREE MONTHS ENDED MARCH 31,
                                                               2004             2003
                                                           ------------     ------------
Net loss applicable to common shares, as reported          $     (1,168)    $     (1,537)
Add: Stock-based employee compensation expense included
     in reported net loss applicable to common
     shares, net of related tax effects                              --               --
Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all
         awards, net of related tax effects                      (1,163)             (36)
                                                           ------------     ------------

Pro forma net loss applicable to common shares             $     (2,331)    $     (1,573)
                                                           ============     ============

Net loss per share
Basic and diluted - as reported                            $       (.09)    $       (.11)
                                                           ============     ============
Basic and diluted - pro forma                              $       (.18)    $       (.11)
                                                           ============     ============

     No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                              NO. OF      EXERCISE       ASSUMED       RISK-FREE      FAIR VALUE
       DATE                   SHARES        PRICE       VOLATILITY   INTEREST RATE     PER SHARE
       ----                   ------        -----       ----------   -------------     ---------
FIRST QUARTER 2004          1,650,000     $.99-$1.86       97%           4.00%         $.66-$.75
FIRST QUARTER 2003           40,000         $1.50          165%          4.85%           $.98

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

Deferred Member Acquisition Costs

     Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks or radio programs in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization. Accordingly, the Company has capitalized direct response advertising costs and amortizes these costs over the period of future benefit, which has been determined to be generally 30 months for Audio Book Club advertising costs and 18 months for World's Greatest Old-Time Radio continuity program. The costs are being amortized on accelerated basis consistent with the recognition of related revenue.

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

     The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $13 and $59 for the three months ended March 31, 2004 and 2003, respectively. The Company estimates intangible amortization expenses of the following:

         9 months ended December 31, 2004  $      10
                                     2005          8
                                     2006          8
                                     2007          9
                                     2008         --
                                           ---------
                                    Total  $      35
                                           =========

     The following table presents details of Other Intangibles at March 31, 2004 and December 31, 2003:

                                    March 31, 2004                     December 31, 2003
                           --------------------------------    --------------------------------
                                     Accumulated                         Accumulated
                             Cost    Amortization     Net        Cost    Amortization     Net
                             ----    ------------     ---        ----    ------------     ---
Mailing Agreements         $    592    $    592    $     --    $    592    $    592    $     --
Customer Lists                4,380       4,380          --       4,380       4,380          --
Non-Compete Agreements          313         277          36         313         264          49
Other                             5          --           5           5          --           5
                           --------    --------    --------    --------    --------    --------
Total Other Intangibles    $  5,290    $  5,249    $     41    $  5,290    $  5,236    $     54
                           ========    ========    ========    ========    ========    ========

     Goodwill of $9,658 as of March 31, 2004 and December 31, 2003 is attributable to the Company's Radio Spirits business. . The Company completed its annual impairment tests as of October 31, 2003, which did not result in an impairment loss.

(4)  SHORT-TERM DEBT

                                                                          AS OF
                                                                  MARCH 31,    DECEMBER 31,
                                                                    2004           2003
                                                                 ----------    ----------
     January 2004 Convertible Debt and related accrued ......    $    2,579    $       --
     interest, net of original issue discount
     Credit agreement, senior secured bank debt .............         1,386    $    2,925
     Subordinated debt ......................................         3,200         3,200
     October 2003 Notes and related accrued interest, net of
     original issue discount ................................         1,074           982
     Related party notes and related accrued interest, net of
     original issue discount ................................        11,033        10,643
                                                                 ----------    ----------
                                                                 $   19,272    $   17,750
                                                                 ==========    ==========

     JANUARY 2004 CONVERTIBLE DEBT

     On January 29, 2004, the Company issued $4,000 aggregate principal amount of promissory notes (the "January 2004 Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to institutional and accredited investors (the "Offering"). The notes were due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of the Company's indebtedness under its existing credit facility is either repaid or refinanced or (iii) the consummation by the Company of a merger, combination or sale of all or substantially all of the Company's assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of the Company's voting stock. The January 2004 Notes bore interest at the rate of 6%, increasing to 9% on April 28, 2004 and 18% on July 27, 2004. On receipt of Shareholder approval, which was received on April 12, 2004, in accordance with the terms of the January 2004 Notes, the principal amount of the notes automatically converted into common Stock at the rate of one share of common stock at $0.75, or approximately 5,333,333 shares. In addition accrued interest in the amount $49 also converted into common stock at $0.75 per share, or 64,877 shares.

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

     In connection with the Offering, a principal shareholder and a company wholly owned by him (collectively, "Principal Shareholder") entered into a letter agreement (the "Letter Agreement") with the purchasers of January 2004 Notes in the Offering pursuant to which the Principal Shareholder granted to the holders of the Notes in the event of an Event of Default (as defined in the Notes) the rights to receive payment under certain secured indebtedness owed by the Company to the Principal Shareholder and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the Letter Agreement, the Principal Shareholder also executed Powers of Attorney in favor of a representative of the January 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the Note holders rights under the Letter Agreement, including enforcing the Principal Shareholder's rights under the security agreements.

(5)  STOCKHOLDERS' EQUITY AND STOCK OPTIONS AND WARRANTS

     Stock Options and Warrants

     From January 1, 2004 to March 31, 2004, the Company issued options to purchase 1,650,000 shares of its common stock to certain employees and consultants to the Company under its 2001 Stock Option plan. The Company also cancelled options to purchase 1,500,000 shares of its common stock and options to purchase 152,500 shares of its common stock expired. In addition to the 2,597,946 non-plan warrants issued in connection with the January 2004 Convertible Debt described in Note 4 above, the Company cancelled non-plan warrants to purchase 25,000 shares of its common stock. Non-plan warrants to purchase 8,000 shares of our common stock at $.10 were exercised during the three months ended March 31, 2004.

(6)  NET LOSS PER SHARE OF COMMON STOCK

     Basic loss per share was computed using the weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2003 of 13,060,051 and 14,341,376, respectively.

     For the three months ended March 31, 2004, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 289,943 common equivalent shares, as calculated under the treasury stock method and 21,856353 common equivalent shares relating to convertible subordinated debt and preferred stock calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net loss would have been $340 and preferred dividends added back to net loss applicable to common shares would have been $65 for the three months ended March 31, 2004.

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

(7)  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $180 and $147 for the three months ended March 31, 2004 and 2003, respectively.

(8)  SEGMENT REPORTING

     For 2004 and 2003, the Company has divided its operations into four reportable segments: Corporate; Audio Book Club ("ABC") a membership-based club selling audiobooks via direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the three months ended March 31, 2004 and 2003 from its newest subsidiary RadioClassics. Inter-segment sales are recorded at prevailing sales prices.

SEGMENT REPORTING
THREE MONTHS ENDED MARCH 31, 2004                                                        INTER-
                                    CORPORATE       ABC          RSI      MBAY.COM      SEGMENT       TOTAL
                                    ---------    --------     --------    --------      -------     --------
Sales, net of returns, discounts    $     --     $  3,726     $  1,940          52          (34)    $  5,684
and allowances
Operating profit (loss)                 (522)         (90)         482        (120)          --         (250)
Depreciation and amortization             13           25            9          --           --           47
Interest expense                         853           --            1          --           --          854
Dividends on Preferred Stock              64           --           --          --           --           64
Net (loss) income applicable to       (1,439)         (90)         481        (120)          --       (1,168)
common shares
Total assets                              --       22,065       13,983          --          (72)      35,976
Acquisition of fixed assets               --           38            9          --           --           47

SEGMENT REPORTING
THREE MONTHS ENDED MARCH 31, 2003                                                        INTER-
                                    CORPORATE       ABC          RSI      MBAY.COM      SEGMENT       TOTAL
                                    ---------    --------     --------    --------      -------     --------
Sales, net of returns, discounts    $     --     $  8,106    $  2,600          17          (26)    $ 10,697
and allowances
Operating profit (loss)               (1,225)         334          85        (157)           5         (958)
Depreciation and amortization             --           74          25          --           --           99
Interest expense                         519           --           4          --           --          523
Dividends on Preferred Stock              56           --          --          --           --           56
Net (loss) income applicable to       (1,800)         334          81        (157)           5       (1,537)
common shares
Total assets                              --       30,170      16,549          --          (60)      46,659
Acquisition of fixed assets               --           10           1          --           --           11

(9)  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company has evaluated FIN 46 and it had no impact on its financial position or results of operations.

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

(10) SUBSEQUENT EVENTS

     Stock Options

     From April 1, 2004 to May 14, 2004 options to purchase 7,000 shares of MediaBay common stock were cancelled or expired.

     Conversion of January 2004 Convertible Notes

     On April 12, 2004 shareholder approval was received for the issuance of 5,899,094 shares of MediaBay common stock. As a result of the approval, the January 2004 Notes were converted into 5,333,333 shares of common stock in accordance with the terms of the January 2004 Notes. In addition, accrued interest in the amount $49 also converted into common stock at $0.75 per share, or 64,877 shares.

     The Company also issued to Rockwood warrants to purchase an additional 500,884 shares of Common Stock on April 12, 2004 as partial consideration for Rockwood's services as placement agent for the Offering. All warrants issued are exercisable until January 28, 2009 at an exercise price of $1.28 per share.

     New Credit Agreement and Related Transactions

     On April 28, 2004, MediaBay entered into a new credit agreement ("New Credit Agreement") by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited ("Zohar") as lender, and Zohar, as agent, pursuant to which MediaBay and certain of its subsidiaries initially borrowed $9,500,000. The initial term of the New Credit Agreement is one year and it is extendable, at MediaBay's sole option, for two additional one-year terms upon issuance of additional notes of $600,000 for the first additional year and $300,000 for the second additional year, provided there is no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. The New Credit Agreement contains certain positive and negative covenants, including, beginning with the quarter ending September 30, 2004, the maintenance of certain minimum levels of EBITDA, as defined in the New Credit Agreement.

     MediaBay used a portion of the $8,600 of funds received under the New Credit Agreement to satisfy all of its outstanding obligations under (i) promissory notes that it issued in October 2003 in the aggregate principal amount of $1,065, and (ii) its prior Credit Agreement, which had an outstanding principal balance of approximately $1,386. MediaBay also repaid $1,600 principal amount of the $3,200 principal amount convertible note issued to ABC Investment, L.L.C. MediaBay issued a new $1,600 note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of MediaBay's Common Stock on the closing date was $0.48.

     The Principal Shareholder and an affiliate of the principal shareholder, which holds a $500 principal amount note and 25,000 shares of Series A Convertible Preferred Stock, consented to the New Credit Agreement and the other transactions described above and entered into a subordination agreement with Zohar. The New Credit Agreement requires the aggregate amount of principal and interest owed by MediaBay to the Principal Shareholder and the affiliate of the Principal Shareholder be reduced to $6,800 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800 if MediaBay does not raise at least $2,000 in additional equity in each of the next two years.

     On April 28, 2004, to reduce its debt to $6,800, the Principal Shareholder agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of its $500 Note, $1,000 Note, $150 Note and $350 Note, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $1,833 and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Warrants will be exercisable until April 28, 2014 at an exercise price of $0.53. The Series C Preferred stock has a liquidation preference of $100 per share. The transaction described above will result in a charge to earnings for inducement to exchange the debt for equity pursuant to FAS 48. The remaining promissory notes held by the Principal Shareholders and its affiliate are guaranteed by certain subsidiaries of the Company and secured by a lien on the assets of the Company and certain subsidiaries of the Company. If the amount of the Permissible Debt is required to be reduced due to MediaBay's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt for additional shares of Series C Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of common stock equal to two times the number of shares of preferred stock issuable upon conversion of the Series C Preferred Stock.

     Settlement of Put Obligations

     MediaBay has also entered into a settlement agreement, dated as of April 1, 2004, with Premier Electronic Laboratories, Inc. ("Premier"). Pursuant to the settlement, among other things, MediaBay will pay Premier $950 in exchange for Premier waiving its right to put its shares of Common Stock to MediaBay pursuant to a Put Agreement dated December 11, 1998. MediaBay's obligation under the Put Agreement was reduced by $150 in exchange for relinquishing certain leases for real property. MediaBay paid $14 on closing and will pay the remaining balance over six years in monthly payments starting at $7 in July 2004 and increasing to $19 from May 2007 through April 2010.

     The following pro forma balance sheet reflects the effects of the following:

     o Conversion of the January 2004 Convertible Debt, less the unamortized portion of offering fees and expenses which totaled $541, to common stock on April 12, 2004, the date of stockholder approval, as if the transactions had occurred on March 31, 2004.

     o The New Credit Agreement ("New Credit Agreement") entered into on April 28, 2004 as if it was concluded on March 31, 2004.

     o    Payment of outstanding indebtedness under:

          (i) Promissory notes issued in October 2003 in the aggregate principal amount of $1,065, plus accrued interest,

          (ii) The prior Credit Agreement, which had an outstanding principal balance of approximately $1,386, and related fees of $55 and

          (iii) $1,600 principal amount of the $3,200 principal amount convertible note issued to ABC Investment, L.L.C.,

     o The issuance of a new $1,600 note to ABC Investment LLC for the remaining balance and extension of the maturity date of the new note $1,600 from December 31, 2004 to July 29, 2007,

     o Extension of the related party debt to the earlier of June 28, 2007 or 90 days after repayment of the New Credit Facility and

     o    The execution of the settlement agreement with Premier.

PRO FORMA BALANCE SHEET

                                                   HISTORICAL                                  PRO FORMA
                                                    MARCH 31,     PRO FORMA                     MARCH 31,
                                                      2003       ADJUSTMENTS       NOTES          2003
                                                   ----------     ----------     ----------    ----------
              ASSETS
Current Assets:
     Cash and cash equivalents                     $      933     $    4,052          1        $    4,909
                                                                         (21)         2
                                                                         (55)         3
     Accounts receivable, net                           1,995                                       1,995
     Inventory                                          4,181                                       4,181
     Prepaid expenses and other current assets            322                                         322
     Royalty advances                                   1,317                                       1,317
                                                   ----------     ----------                   ----------
     Total current assets                               8,748          3,976                       12,724
  Fixed assets, net                                       241                                         241
  Deferred member acquisition costs                     2,535                                       2,535
  Deferred income taxes                                14,753                                      14,753
  Other intangibles                                        41                                          41
  Goodwill                                              9,658                                       9,658
                                                   ----------     ----------                   ----------
                                                   $   35,976     $    3,976                   $   39,952
                                                   ==========     ==========                   ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses         $    7,958            ($7)         2        $    7,951
     Accounts payable, related parties                    672                                         672
     Contingent put rights, current portion               350            (26)         2                --
                                                                        (324)         4
     Short-term debt, net                               8,239         (1,600)         1                12
                                                                      (1,162)         1
                                                                          88          1
                                                                      (1,386)         1
                                                                          12          2
                                                                      (4,040)         5
                                                                         998          5
                                                                         463          5
                                                                      (1,600)         6
Related party short-term debt, net                     11,033        (11,033)         7                --
                                                   ----------     ----------                   ----------
     Total current liabilities                         28,252        (19,617)                       8,635
                                                   ----------     ----------                   ----------
Long-term debt, net                                                    8,200          1            10,465
                                                                       1,600          6
                                                                         665          4
Related party long-term debt, net                                     11,033          7            11,033
     Contingent put rights                                750           (750)         4                --
                                                   ----------     ----------                   ----------
     Commitments and Contingencies
     Preferred stock                                    2,828                                       2,828
     Common stock                                      94,567          4,040          5            98,607
     Contributed capital                               12,762            259          4            17,012
                                                                       3,991          8                --
     Accumulated deficit                             (103,183)          (998)         1          (108,628)
                                                                      (3,991)         8
                                                                         (88)         1
                                                                         (55)         3
                                                                        (463)         5
                                                                         150          4
                                                   ----------     ----------                   ----------
     Total stockholders' equity                         6,974          2,845                        9,819
                                                   ----------     ----------                   ----------
                                                   $   35,976          3,976                   $   39,952
                                                   ==========     ==========                   ==========

     NOTES:

     1. To reflect the execution of the New Credit Agreement, including the incurrence of $9,500 of indebtedness and receipt of $8,600 from the New Credit Agreement, less payment of October 2003 Notes, the ING Credit Agreement, $1,600 of the ABC Note and approximately $400 of legal and other costs associated with the New Credit Agreement, recording of new debt obligation, net of debt discount, and write-off to expense of debt discounts related to the October 2003 Notes

     2. To reflect the payment totaling $14 under the Premier settlement and $7 in accrued expenses owed to Premier made at the time of settlement.

     3.   To reflect the payment of fees upon payment of the ING Credit
          Agreement.

     4. To reflect a reduction in the amounts due to Premier based on the settlement, an increase in paid-in-capital due to lower settlement amount and a gain on termination of lease agreements with Premier.

     5. To reflect the conversion of January 2004 Notes to equity and the write-off of the debt discount, including the value of warrants issued and expenses incurred.

     6.   To reflect the extension of new ABC Note to July 29, 2007.

     7. To reflect the extension of related party debt to the earlier of (i) 90 days following repayment of New Credit Agreement or June 28, 2007.

     8. To record the beneficial conversion expense upon conversion of the January 2004 Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding the our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements express or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses; our ability to anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies; product returns; member attrition and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2003. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

INTRODUCTION

     We are a seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. Our content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

     We report financial results on the basis of four business segments:
Corporate, Audio Book Club, Radio Spirits and MediaBay.com. A fifth division, RadioClassics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry.

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

     Our significant accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However the following policies are considered to be critical within the SEC definition:

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

     At March 31, 2004, we have a remaining net deferred tax asset in the amount of $14.8 million. Should we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to our deferred tax asset would increase income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded as an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the period such determination is made.

     Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. At March 31, 2004, we had $9.7 million of goodwill, all of which related to our Radio Spirits operations. If conditions or circumstances were to change resulting in a deterioration of our Radio Spirits business, a future impairment of goodwill could be necessary.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                    THREE MONTHS ENDED MARCH 31,
                                                      2004              2003
                                                    -------           -------
Sales..........................................        100%              100%
Cost of sales..................................        45.2              48.9
Gross profit...................................        54.8              51.1
Advertising and promotion......................        23.9              26.6
Bad debt expense                                        7.0               9.4
General and administrative expense.............        27.4              23.1
Depreciation and amortization expense..........          .8                .9
Interest expense, net..........................        15.0               4.9
Income tax expense (benefit)...................          --                --
                                                    -------           -------
Net (loss).....................................       (19.4)            (13.8)
Dividends on preferred stock...................         1.1                .5
                                                    -------           -------
Net (loss) applicable to common shares.........       (20.5)%           (14.3)%
                                                    =======           =======

RESULTS OF OPERATIONS

     Three months ended March 31, 2004 compared to three months ended March 31, 2003:

NET SALES
                                                   CHANGE FROM
       ($000'S)                                    -----------
                           2003           2004     2003 TO 2004     % CHANGE
                           ----           ----     ------------     --------

AUDIO BOOK CLUB          $ 8,106        $ 3,727      $(4,379)        (54.0)%
                   ----------------------------------------------------------

RADIO SPIRITS
   Catalog                 1,196            923         (273)        (22.8)%
   Wholesale                 730            569         (161)        (22.1)%
   Continuity                648            413         (235)        (36.3)%
                   ----------------------------------------------------------
                           2,574          1,905         (669)        (26.0)%
                   ----------------------------------------------------------

MEDIABAY.COM                  17             52            35         205.9%
                   ----------------------------------------------------------
                        $ 10,697        $ 5,684       $ 5,013        (46.9)%
                   ==========================================================

     Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members. For the three months ended March 31, 2004, the Audio Book Club spent $242,000 to attract new members, a reduction of $535,000, or 68.9%, from the amount spent to attract new members of $777,000 during the three months ended March 31, 2003. The lack of advertising spending occurred throughout the year ended December 31, 2003. For the year ended December 31, 2003, the Audio Book Club spent $2.1 million to attract new members, a reduction of $6.2 million, or 74.7%, from the amount spent to attract new members of $8.3 million during the year ended December 31, 2002. Audio Book Club attracted approximately 134,000 new members in the year ended December 31, 2003 as compared to approximately 290,000 new members in the year ended December 31, 2002. Audio Book Club attracted approximately 11,000 new members in the three months ended March31, 2004 as compared to approximately 61,000 new members in the three months ended March 31, 2003.

The decrease in Radio Spirits catalog sales of $273,000, or 22.8%, is principally attributable to reduced catalog mailings. We spent $135,000, or 49.2%, less in catalog mailings during the three months ended March 31, 2004 as compared to the spending during the three months ended March 31, 2003. Wholesale sales of old-time radio products decreased principally due to reduced sales at two major customers in the first quarter of 2004. Sales of our World's Greatest Old-Time Radio continuity program decreased for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, principally due to the reduction in our advertising expenditures for new members. For the three months ended March 31, 2004, we spent $5,000 to attract new continuity customers, a reduction of $606,000, or 99.2% less, from the amount spent to attract new customers of $611,000 during the three months ended March 31, 2003.

COST OF SALES
$ (000's)                     2003                      2004
                    ------------------------------------------------------
                                      AS A %                      AS A %        FROM 2003 TO 20004
                         $         OF NET SALES      $        OF NET SALES     CHANGE        % CHANGE
                    -----------    -------------  -------     ------------    --------       ---------
AUDIO BOOK CLUB       $ 3,741          46.2%      $ 1,656         44.4%       $ (2,085)       (55.8)%
                    ----------------------------------------------------------------------------------
RADIO SPIRITS
   Catalog                607          50.8%          387         41.9%           (220)       (36.2)%
   Wholesale              423          57.9%          348         61.2%            (75)       (17.8)%
   Continuity             460          71.0%          179         43.3%           (281)       (61.1)%
                    ----------------------------------------------------------------------------------
Total Radio Spirits     1,490          57.9%          914         48.0%           (576)       (38.7)%
                    ----------------------------------------------------------------------------------
MEDIABAY.COM                3             --           --            --             (3)
                    ----------------------------------------------------------------------------------
                      $ 5,234          48.9%      $ 2,570         45.2%       $ (2,664)       (50.9)%
                    ==================================================================================

     The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 54.4% as described above. Cost of sales as a percentage of sales at Audio Book Club for the three months ended March 31, 2004 was 44.4%, compared to 46.2% for 2002. The decrease in cost of sales as a percentage of sales is principally due to a reduced number of heavily discounted books sold to new members since a lower number of new members were added in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

     The principal reason for the decline in cost of sales at Radio Spirits was a reduction in sales of 24.7% as described above. As a percentage of sales, cost of sales at Radio Spirits decreased to 48.4% for the three months ended March 31, 2004 from 58.8% for the three months ended March 31, 2003. Cost of catalog sales decreased as a percentage of sales to 39.0% for the three months ended March 31, 2004 as compared to 49.9% for the three months ended March 31, 2003 principally due to fewer sales of discounted items. The cost of wholesale sales as percentage of sales increased to 67.1% for the three months ended March 31, 2004 as compared to 62.2% for the three months ended March 31, 2003 principally because to a higher portion of our 2004 sales were of products and to customers where we earn less gross profit and because we sold heavily discounted product in the first quarter of 2004 in an effort to reduce our inventory. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales decreased to 43.3% from 71.0%. The continuity sales for the three months ended March 31, 2003 included heavily discounted introductory merchandise designed to attract new buyers, since we did very little new customer marketing in the three months ended March 31, 2004, very little of the product sales were of heavily discounted products.

ADVERTISING AND PROMOTION

                                                                 FROM 2003 TO 2004
                                         2003        2004        CHANGE     % CHANGE
                                         ----        ----        ------     --------
($000'S)
AUDIO BOOK CLUB
   New Member                              $  777       $ 242      $ (535)    (68.9)%
   Current Member                             606         302        (304)    (50.2)%
                                     -------------------------------------------------
Total Audio Book Club                       1,383         544        (839)    (60.7)%
                                     -------------------------------------------------


RADIO SPIRITS
   Catalog                                    316         170        (146)    (46.2)%
   Wholesale                                   10           3          (7)    (70.0)%
   Continuity                                 617           5        (612)    (99.2)%
                                     -------------------------------------------------
Total Radio Spirits                           943         178        (765)    (81.1)%
                                     -------------------------------------------------
NEW PROJECTS                                   47          --         (47)
                                     --------------------------------------
TOTAL SPENDING                              2,373         722      (1,651)    (69.6)%

AMOUNT CAPITALIZED                         (1,101)       (218)
AMOUNT AMORTIZED                            1,575         855
                                     -------------------------
ADVERTISING AND PROMOTION EXPENSE         $ 2,847     $ 1,359
                                     =========================

     Advertising and promotion expenses decreased $1.5 million to $1.4 million for the three months ended March 31, 2004 as compared to $2.9 million in the prior comparable period. Actual advertising expenditures for the three months ended March 31, 2004 decreased $1.7 million to $.7 million from $2.4 million during the three months ended March 31, 2003. The decrease was due to the lack of funds to market for new members and customers during the three months ended March 31, 2004 and the reduction in Audio Book Club membership due to normal attrition with no marketing to replace leaving members.

BAD DEBT EXPENSE

$ (000's)                     2003                      2004
                    ------------------------------------------------------
                                      AS A %                      AS A %        FROM 2003 TO 20004
                         $         OF NET SALES      $        OF NET SALES     CHANGE        % CHANGE
                    -----------    -------------  -------     ------------    --------       ---------
AUDIO BOOK CLUB        $959            11.8%      $  356          9.5%        $  (603)        (62.9)%
                    ----------------------------------------------------------------------------------

RADIO SPIRITS
Catalog                  --               --          --            --               -           --
Wholesale                 4             0.6%           4          0.7%               -           --
Continuity               42             6.5%          38          9.2%              (4)        (9.5)%
                    ----------------------------------------------------------------------------------
                         46             1.8%          42          2.2%              (4)        (8.7)%
                    ----------------------------------------------------------------------------------
MEDIABAY.COM             --               --          --            --              --           --
                    ----------------------------------------------------------------------------------
                     $1,005             9.4%      $  398         7.00%        $   (607)       (60.4)%
                   ===================================================================================

     The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales of 54.0% as described above. Bad debt expense as a percentage of net sales at Audio Book Club for the three months ended March 31, 2004 was 9.5%, compared to 11.8% for the three months ended March 31, 2003. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new members, who typically have higher bad debt expense, since a lower number of new members were added in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

General and Administrative
        $ (000's)         2003                  2004
                  ------------------------------------------
                               AS A %                AS A %    FROM 2002 TO 2003
                      $    OF NET SALES     $    OF NET SALES  CHANGE  % CHANGE
                  -------  ------------  ------- ------------  ------  --------
AUDIO BOOK CLUB     $ 767        9.4%     $  669     17.9%     $ (98)   (12.8)%

RADIO SPIRITS         363       14.3%        205     10.9%      (158)   (43.5)%

MEDIABAY.COM          170                    171                    1     (.6)%

CORPORATE           1,165                    509                (656)   (56.3)%
                  --------------------------------------------------------------
                  $ 2,465       23.0%   $  1,554     27.3%    $ (911)   (37.0)%
                  ==============================================================

     The decrease in general and administrative expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 at Audio Book Club is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003 partially offset by increased consulting fees as some of our computer and Internet maintenance were outsourced. The decrease in general and administrative expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 at Radio Spirits is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003, and a reduction in commission expense due to reduced wholesale sales. The reduction in corporate general and administrative expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is principally due to a reduction in personnel, as a result of a restructuring, a reduction in accounting fees due principally to a change in our auditors and reduction in legal expenses. During the three months ended March 31, 2003, we incurred legal fees in connection with litigation in which we were the plaintiff. The litigation was settled in June 2003 resulting in a settlement agreement, in which Audio Book Club received $350,000 in cash, the return for cancellation of 325,000 shares of MediaBay common stock issued in connection with the acquisition and the termination of put rights granted to the seller in an acquisition with respect to 230,000 of the shares (put rights with respect to the remaining 95,000 shares had previously terminated). The termination of the put rights terminated a $3.5 million future contingent obligation of MediaBay and resulted in a corresponding increase in stockholders' equity.


DEPRECIATION AND AMORTIZATION

                                     2003          2004
                                  ----------    ----------
$ (000's)
DEPRECIATION
------------
AUDIO BOOK CLUB                   $       27    $       25
RADIO SPIRITS                             13             9
                                  ----------    ----------
TOTAL DEPRECIATION                        40            34

AMORTIZATION
------------
CORPORATE                                 59            13
                                  ----------    ----------
TOTAL DEPRECIATION AND
AMORTIZATION                      $       99    $       47
                                  ==========    ==========

     The decrease in depreciation and amortization expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2003.

Interest Expense
                                                             FROM 2003 TO 2004
                                        2003       2004      CHANGE    % CHANGE
                                        ----       ----      ------    --------
$ (000'S)
TOTAL INTEREST PAID                       147        180         33       22.4%
ACCRUED INTEREST PAID THIS PERIOD         (70)       (74)         4        5.7%
                                       ------     ------     ------     ------
CURRENT INTEREST PAID                  $   77     $  106     $   29      (37.7)%
INTEREST ACCRUED                           66         --        (66)       100%
INTEREST INCLUDED IN DEBT                 261        323         62       23.8%
AMORTIZATION OF DEFERRED
FINANCING COSTS AND
ORIGINAL ISSUE DISCOUNT                   119        425        306      257.1%
                                       ------     ------     ------     ------
TOTAL INTEREST EXPENSE                 $  523     $  854     $  331       63.3%
                                       ======     ======     ======     ======

     The increase in interest expenses is principally due to the increase in amortization of debt discount and deferred financing fees. Amortization of debt discount and deferred financing fees for the three months ended March 31, 2004 was $425,000 as compared to $119,000 for the three months ended March 31, 2003.

The increase in amortization of deferred financing fees is principally attributable to amortization of deferred debt discount on the January 2004 Notes.

PREFERRED STOCK DIVIDENDS
                                                    2003          2004
                                                    ----          ----
$ (000'S)
DIVIDENDS ACCRUED ON SERIES A PREFERRED STOCK            56            56
DIVIDENDS ACCRUED ON SERIES B PREFERRED STOCK            --             8
TOTAL DIVIDENDS ACCRUED ON PREFERRED STOCK       ----------    ----------
                                                 $       56    $       64
                                                 ==========    ==========

     The increase in preferred stock dividends for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is due to the accrual of dividends for Series B Preferred Stock issued May 2003.

     Our Principal Shareholder agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of certain notes, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $1.8 million and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Series C Preferred Stock will accrue dividends at the rate of 9% per annum. Assuming receipt of the fairness opinion and no other changes to our capital structure preferred dividends which would be deducted from net income to common stock holders would be approximately $635 in the twelve months ending April 30, 2005.

LOSS APPLICABLE TO COMMON STOCKHOLDERS

                                                                             FROM 2002 TO 2003
                                              2003           2004          CHANGE       % CHANGE
                                              ----           ----          ------       --------
$ (000'S)
LOSS APPLICABLE TO COMMON STOCKHOLDERS      $  1,537      $   1,168       $   369         24.0%
                                            ========      =========       =======         =====

     Principally because of lower expenses as described above, partially offset by lower sales due in large part to reduced spending on new member and customer advertising and lower wholesale sales at Radio Spirits, our net loss applicable to common shares for the three months ended March 31, 2004 decreased $369,000 to $1.2 million, or $.09 per diluted share as compared to a net loss applicable to common shares for the three months ended March 31, 2003 of $1.5 million, or $.11 per diluted share of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders.

     January 2004 Convertible Debt

     On January 29, 2004, we issued $4.0 million aggregate principal amount of promissory notes (the "Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to institutional and accredited investors (the "Offering"). The notes were due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of our indebtedness under our existing credit facility is either repaid or refinanced or (iii) our consummation of a merger, combination or sale of all or substantially all of our assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of the our voting stock. The notes bore interest at the rate of 6%, increasing to 9% on April 28, 2004 and 18% on July 27, 2004. On receipt of Shareholder approval, which was received on April 12, 2004, in accordance with the terms of the Notes, the principal amount of the notes automatically converted into common Stock at the rate of one share of common stock at $0.75, or approximately 5,333,333 shares. In addition accrued interest in the amount $49,000 also converted into common stock at $0.75 per share, or 64,877 shares.

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

     We used a portion of the proceeds of the offering to repay $1,250,000 of principal due on our prior credit Agreement with ING and Patriarch Capital (the "ING Credit Agreement").

     New Credit Agreement and related Financing Transactions

     On April 28, 2004, we entered into a new credit agreement ("New Credit Agreement") by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited ("Zohar") as lender, and Zohar, as agent, pursuant to which we and certain of our subsidiaries initially borrowed $9.5 million. The initial term of the New Credit Agreement is one year and it is extendable, at our sole option, for two additional one-year terms upon issuance of additional notes of $600,000 for the first additional year and $300,000 for the second additional year, provided there is no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900,000 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. We used a portion of the $8.6 million of funds received under the New Credit Agreement to satisfy all of its outstanding obligations under (i) promissory notes that it issued in October 2003 in the aggregate principal amount of $1.0 million, and (ii) the ING Credit Agreement, which had an outstanding principal balance of approximately $1.4 million. We also repaid $1.6 million principal amount of a $3.2 million principal amount convertible note issued to ABC Investment, L.L.C. We issued a new $1.6 million note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of MediaBay's Common Stock on the closing date was $0.48.

     Norton Herrick ("Herrick"), a principal shareholder of the Company, Huntingdon Corporation ("Huntingdon"), a company wholly-owned by Herrick, and N. Herrick Irrevocable ABC Trust (the "Trust"), of which Herrick is the beneficiary and Howard Herrick, a principal shareholder of the Company, is the trustee, consented to the New Credit Agreement and the other transactions described above and entered into a subordination agreement with Zohar. The New Credit Agreement requires the aggregate amount of principal and interest owed by MediaBay to Herrick, Huntingdon and the Trust be reduced to $6,800,000 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800,000 if MediaBay does not raise at least $2,000,000 in additional equity in each of the next two years.

     On April 28, 2004, Herrick agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Trust to Herrick) owed to Herrick aggregating $1,181,419 into (i) 11,814 shares of Series C Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 1,514,615 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase 3,029,230 shares of Common Stock. The warrants will be exercisable until April 28, 2014 at an exercise price of $0.53.

     On April 28, 2004, to reduce its debt to $6,800,000 Huntingdon agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of Series C Preferred Stock convertible into an aggregate of 4,065,768 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 8,131,538 shares of Common Stock. The warrants will be exercisable until April 28, 2014 at an exercise price of $0.53. If the amount of the Permissible Debt is required to be reduced due to MediaBay's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of common stock equal to two times the number of shares of preferred stock issuable upon conversion of the Series C Preferred Stock.

     Herrick, Huntingdon and the Trust have extended the remaining principal and interest on their debt to the earlier of (i) the repayment of the New Credit Agreement or (ii) June 28, 2007.

     The remaining promissory notes held by Herrick, Huntingdon and the Trust are guaranteed by certain subsidiaries of the Company and secured by a lien on the assets of the Company and certain subsidiaries of the Company.

     Settlement of Put Obligations

      We also entered into a settlement agreement with Premier Electronic Laboratories, Inc. ("Premier") dated April 1, 2004. Pursuant to the settlement, among other things, we agreed to pay Premier $950,000 in exchange for Premier waiving its right to put its shares of Common Stock to MediaBay pursuant to a Put Agreement dated December 11, 1990. MediaBay's obligation under the Put Agreement was reduced by $150,000 in exchange for relinquishing certain leases for real property. MediaBay paid $14,000 on closing and agreed to pay the remaining balance over six years in monthly payments starting at $7,000 in July 2004 and increasing to $19,000 from May 2007 through April 2010.

     Activity during the three months ended March 31, 2004.

     For the three months ended March 31, 2004, cash increased by $250,000, as we had net cash used in operating activities of $1,614,000, used net cash of $47,000 in investing activities and had cash provided by investing activities of $1,911,000. Net cash used in operating activities principally consisted of the net loss of $1,168,000 increases in inventory, prepaid expenses and royalty advances of $118,000, $137,000 and $513,000, respectively, and a decrease in accounts payable and accrued expenses of $2,492,000 partially offset by depreciation and amortization expenses of $47,000, amortization of deferred financing costs and original issue discount of $424,000, non-current accrued interest and dividends payable of $389,000, non-cash stock compensation of $48,000 decreases in accounts receivable of $1,269,000 and a net reduction in deferred member acquisition costs of $637,000.

     The decrease in accounts receivable was primarily attributable to the collection of retail receivables from the holiday selling season from our radio programs and a reduction in sales as described above. The decrease in deferred member acquisition cost is due the lack of funds to conduct new member and customer acquisition activities. The increase in royalty advances is principally due to a decline in sales and a reduction in new member acquisition activities at Audio Book Club, which results in lower royalty expense and less utilization of the advances, as well as the timing and payment of advances. We believe that new member acquisition activities funded by the proceeds of the New Credit Agreement will generate sales activity sufficient to earn royalties sufficient to offset royalty advances. If, however, we are unable to generate sufficient sales activity, unearned advance royalty payments will be expensed. During the three months ended March 31, 2004, we reduced accounts payable and accrued expenses by $2,492,000, the majority of which were over 90 days past due.

     Net cash used in investing activities consists of acquisition of fixed assets of $47, principally computer equipment.

     During the three months ended March 31, 2004, we received the proceeds of the January 2004 Convertible Debt described above and incurred $525,000 in financing costs relating to the January 2004 Convertible debt and repaid our senior secured debt a total of $1,538,000, including $1,250,000 repaid with proceeds of the January 2004 Convertible Debt.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This interpretation changes the method of determining whether certain entities should be included in our consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. We are currently evaluating FIN 46 and believe that it will have no impact on its financial position or results of operations.

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

CERTAIN TRANSACTIONS

     In addition, to the financing transactions described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", in connection with the Offering described above, Norton Herrick and Huntingdon entered into a letter agreement (the "Letter Agreement") with the purchasers of Notes in the Offering pursuant to which they granted to the holders of the Notes in the event of an Event of Default (as defined in the Notes) the rights to receive payment under certain secured indebtedness owed by the Company to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the Letter Agreement, Norton Herrick and Huntingdon also executed Powers of Attorney in favor of a representative of the Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the Note holders rights under the Letter Agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. The January 2004 Notes were converted into common stock on April 12, 2004.

     In connection with Norton Herrick and Huntingdon consenting to the New Credit Agreement, we agreed to pay to Herrick accounts payable and accrued expenses due to him as of March 31, 2004 in the amount of approximately $672,000. Such amounts are to be paid to him at the rate of $40,500 per month. XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick, and the Company also modified a termination agreement, in which we had agreed among other things to pay XNH a fee of $7,500 per month for 16 months commencing on January 1, 2004 and Herrick agreed to provide consulting services at his sole discretion. The modification eliminated our obligation to make the monthly payments and our ability to request consulting services from XNH. All other terms of the termination agreement were unchanged.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We are exposed to market risk for the impact of interest rate changes. Historically, we have not entered into derivative transactions for hedging, trading or speculative purposes.

     The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of May 14, 2004 of $22.9 million, of which $2.3 million is at fixed rates, $9.5 million bears interest at LIBOR plus 10% and $11.1 million bears interest at prime plus 2.5%. If the prime rate or LIBOR were to increase the Company's interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on its fair values, cash flows, or earnings for the three months ended March 31, 2003. All of the Company's other debt is at fixed rates of interest.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended March 31, 2004 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATE)

     On January 29, 2004, we issued $4.0 million aggregate principal amount of promissory notes (the "Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to 13 institutional and accredited investors (the "Offering"). The notes were due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of the Company's indebtedness under its existing credit facility is either repaid or refinanced or (iii) the consummation by the Company of a merger, combination or sale of all or substantially all of the Company's assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of the Company's voting stock. The notes bore interest at the rate of 6%, increasing to 9% on April 28, 2004 and 18% on July 27, 2004. On receipt of Shareholder approval, which was received on April 12, 2004, in accordance with the Notes, the principal amount of the notes automatically converted into common Stock at the rate of one share of common stock at $0.75, or approximately 5,333,333 shares. In addition accrued interest in the amount of $49,000 also converted into common stock at $0.75 per share, or 64,877 shares.

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

     The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Rule 506 promulgated under the Securities Act of 1933.

     In addition to the non-plan warrants described above, in the first quarter of 2004, we issued plan options to purchase 1,650,000 shares of its common stock to officers. The options have exercise prices ranging from $.99 to $1.86 vest at various times and have a five-year exercise period. The Company also cancelled five-year plan options to purchase a total of 1,500,000 shares of common stock and options to purchase 152,500 shares of our common stock expired. We also cancelled non-plan warrants to purchase 25,000 shares of our common stock. Non-plan warrants to purchase 8,000 shares of our common stock at $.10 were exercised during the three months ended March 31, 2004.

     The foregoing securities were issued in private transactions pursuant to an exemption from the registration requirement offered by Rule 506 promulgated under the Securities Act of 1933.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

10.1 Credit Agreement, dated as of April 28, 2004, among MediaBay, Inc., Radio Spirits, Inc., Audio Book Club, Inc., the guarantors signatory thereto, Zohar CDO 2003-1, Limited, as lender, and Zohar, as agent, including exhibits and schedules thereto

10.2 Agreement dated as of April 1, 2004 by and among MediaBay, Inc., Premier Electronic Laboratories, Inc. Edison Realty and Marketing, Inc. and Video Yesteryear, Inc.

10.3 9% Senior Subordinated Promissory Note due July 29, 2007 in the principal sum of $1.6 million, pursuant to which MediaBay, Inc. is the Maker and ABC Investment, L.L.C. is the Payee.

10.4 Agreement, dated as of April 28, 2004, by and between MediaBay, Inc. and ABC Investment, L.L.C.

10.5 Subordination and Intercreditor Agreement dated as of April 28, 2004, among Huntingdon Corporation, Norton Herrick, N. Herrick Irrevocable ABC Trust, MediaBay, Inc., Radio Spirits, Inc., Audio Book Club, Inc., and Zohar CDO 2003-1, Limited, as administrative agent.

10.6 Subordination Agreement dated as of April 28, 2004, among Premier Electronic Laboratories, Inc., MediaBay, Inc., and Zohar CDO 2003-1, Limited, as administrative agent.

10.7 Subordination Agreement dated as of April 28, 2004, among ABC Investment, L.L.C., MediaBay, Inc., Radio Spirits, Inc., Audio Book Club, Inc., and Zohar CDO 2003-1, Limited, as administrative agent.

10.8 Security Agreement dated as of April 28, 2004, among MediaBay, Inc., the other persons listed on the signature pages thereto, and Zohar CDO 2003-1, Limited, as agent.

10.9 Agreement dated as of April 28, 2004, between MediaBay, Inc. and Huntingdon Corporation.

10.10 Agreement dated as of April 28, 2004, between MediaBay, Inc. and Norton Herrick

10.11 Agreement dated as of April 28, 2004, between MediaBay, Inc. and N. Herrick Irrevocable Trust

10.12 Amended and Restated Security Agreement dated as of April 28, 2004, by and among MediaBay, Inc., the subsidiaries of MediaBay, Inc. set forth in Schedule 2 annexed thereto, and Norton Herrick.

10.13 Security Agreement dated as of April 28, 2004, by and among MediaBay, Inc., the subsidiaries of MediaBay, Inc. set forth in Schedule 2 annexed thereto, and N. Herrick Irrevocable ABC Trust.

10.14 Amended and Restated Security Agreement dated as of April 28, 2004, by and among MediaBay, Inc., the subsidiaries of MediaBay, Inc. set forth in Schedule 2 annexed thereto, and Huntingdon Corporation.

10.15 Guaranty dated as of April 28, 2004, made by ABC Investment Corp., Radio Spirits, Inc., Video Yesteryear, Inc., Audio Book Club, Inc., and the Additional Guarantors (as defined therein) in favor of the N. Herrick Irrevocable ABC Trust.

10.16 Amended and Restated Guaranty dated as of April 28, 2004, made by ABC Investment Corp., Radio Spirits, Inc., Video Yesteryear, Inc., Audio Book Club, Inc., and the Additional Guarantors (as defined therein) in favor of Norton Herrick.

10.17 Amended and Restated Guaranty dated as of April 28, 2004, made by ABC Investment Corp., Radio Spirits, Inc., Video Yesteryear, Inc., Audio Book Club, Inc., and the Additional Guarantors (as defined therein) in favor of Huntingdon Corporation.

10.18 Second Amended and Restated Intercreditor Agreement dated as of April 28, 2004, by and among Huntingdon Corporation, Norton Herrick and N. Herrick Irrevocable ABC Trust.

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Jeffrey Dittus, Chief Executive Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of John Levy, Executive Vice President and Chief Financial Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20

(b)      Reports on Form 8-K
         Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2004 announcing the Offering.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIABAY, INC.


Dated: May 17, 2004                By: /s/ Jeffrey Dittus
                                       -----------------------------
                                   Jeffrey Dittus
                                   Chief Executive Officer

Dated May 17, 2004                 By: /s/ John F. Levy
                                       -----------------------------
                                   John F. Levy
                                   Chief Financial Officer
                                   (principal accounting and financial officer)