Form 10-Q
period 2004-06-30
MEDIABAY INC
filed 2004-08-16
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 2004

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

Yes _X_      No ____

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date. As of August 13, 2004, there were 18,463,624 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.

                           Quarter ended June 30, 2003
                                    Form 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I:  Financial Information

Item 1:  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2004
         and December 31, 2003, (unaudited)                                    3

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 2004 and 2003, (unaudited)        4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2004 and 2003, (unaudited)                      5

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           16

Item 3:  Quantitative and Qualitative Disclosures of Market Risk              34

Item 4:  Controls and Procedures                                              34

PART II: Other Information

Item 2:  Changes in Securities and Use of Proceeds                            35

Item 4:  Submission of matters to a Vote of Security Holders                  35

Item 6:  Exhibits and Reports on Form 8-K                                     36

         Signatures                                                           37

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 MEDIABAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 (UNAUDITED)
                                                                                   JUNE 30,    DECEMBER 31,
                                                                                     2004          2003
                                                                                  ---------     ---------
                                     ASSETS
Current Assets:
    Cash and cash equivalents ................................................    $   2,453     $     683
    Accounts receivable, net of allowances for sales returns
       and doubtful accounts of $3,234 and $4,446 at June 30,
       2004 and December 31, 2003, respectively ..............................        1,723         3,264
    Inventory ................................................................        4,152         4,063
    Prepaid expenses and other current assets ................................          210           215
    Royalty advances .........................................................        1,561           804
                                                                                  ---------     ---------
        Total current assets .................................................       10,099         9,029
Fixed assets, net ............................................................          226           227
Deferred member acquisition costs ............................................        1,820         3,172
Deferred income taxes ........................................................       14,753        14,753
Other intangibles ............................................................           34            54
Goodwill .....................................................................        9,658         9,658
                                                                                  ---------     ---------
                                                                                  $  36,590     $  36,893
                                                                                  =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ....................................    $   5,622     $  10,268
    Accounts payable, related party ..........................................          517           826
    Common stock subject to contingent put rights, current portion ...........         --             350
    Short-term debt, net of original issue discount of $55 and $274
       at June 30, 2004 and December 31, 2003, respectively ..................          229         7,107
    Related party short-term debt, net of original issue discount of
       $142 at December 31, 2003 .............................................         --          10,643
                                                                                  ---------     ---------
         Total current liabilities ...........................................        6,368        29,194
                                                                                  ---------     ---------
Long-term debt, net of original issue discount of $1,400 at June30, 2004 .....       10,294          --
Related party long-term debt .................................................        7,029          --
Common stock subject to contingent put rights ................................         --             750
                                                                                  ---------     ---------
         Total liabilities ...................................................       23,691        29,944
                                                                                  ---------     ---------

Commitments and Contingencies ................................................         --            --

Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares of
    Series A and 3,350 shares of Series B issued and outstanding at June 30,
    2004 and December 31, 2003 and 43,527 and no shares of Series C issued and outstanding at June30, 2004 and December
    31, 2003, respectively ...................................................        7,181         2,828
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 18,463,624 and 13,057,414 at June 30, 2004 and
    December 31, 2003, respectively ..........................................       98,575        94,567
Contributed capital ..........................................................       17,437        11,569
Accumulated deficit ..........................................................     (110,294)     (102,015)
                                                                                  ---------     ---------
Total stockholders' equity ...................................................       12,899         6,949
                                                                                  ---------     ---------
                                                                                  $  36,590     $  36,893
                                                                                  =========     =========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                    ---------------------     ---------------------
                                                                      2004         2003         2004         2003
                                                                    --------     --------     --------     --------
Sales, net of returns, discounts and allowances of $1,387 and
       $5,043 and $3,313 and $9,421 for the three and six months
       ended June 30, 2004 and 2003, respectively                   $  4,801     $  9,407     $ 10,485     $ 20,104
Cost of sales                                                          2,228        4,124        4,798        9,358
                                                                    --------     --------     --------     --------
     Gross profit                                                      2,573        5,283        5,687       10,746
Expenses:
     Advertising and promotion                                         1,268        2,612        2,627        5,459
     Bad debt                                                            222          798          620        1,803
     General and administrative                                        1,293        1,408        2,853        3,878
     Depreciation and amortization                                        41           99           88          198
                                                                    --------     --------     --------     --------
         Operating profit (loss)                                        (251)         366         (501)        (592)
Interest expense                                                       6,745          532        7,599        1,055
                                                                    --------     --------     --------     --------
         Income (loss) before income taxes                            (6,996)        (166)      (8,100)      (1,647)
Income tax expense                                                        --           --           --           --
                                                                    --------     --------     --------     --------
         Net income (loss)                                            (6,996)        (166)      (8,100)      (1,647)
Dividends on preferred stock                                             115           62          179          118
                                                                    ========     ========     ========     ========
         Net income (loss) applicable to common shares              $ (7,111)    $   (228)    $ (8,279)    $ (1,765)
                                                                    ========     ========     ========     ========

Basic and diluted earnings (loss) per common share:                 $   (.40)    $  (0.02)    $   (.54)    $  (0.12)
                                                                    ========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   (UNAUDITED)
                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                2004          2003
                                                                              --------     --------
Cash flows from operating activities:
    Net loss applicable to common shares                                      $ (8,279)    $ (1,764)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Non-cash beneficial conversion costs                                       3,991           --
      Amortization of deferred member acquisition costs                          1,595        3,131
      Loss on extinguishment of debt                                             1,532           --
      Expense of inducement to convert                                             391           --
      Non-current accrued interest and dividends payable                           728          534
      Amortization of deferred financing costs and original issue discount         789          248
      Depreciation and amortization                                                 88          198
      Non-cash stock compensation                                                   82           --
      Net settlement expenses                                                       --         (690)
        Changes in asset and liability accounts, net of asset acquisition:
         Decrease in accounts receivable, net                                    1,541        1,246
         (Increase) decrease in inventory                                          (89)         149
         Increase in prepaid expenses                                              (93)        (132)
         (Increase) decrease in royalty advances                                  (756)           8
         Increase in deferred member acquisition costs                            (243)      (1,885)
         Decrease in accounts payable and accrued expenses                      (4,985)        (383)
                                                                              --------     --------
                  Net cash (used in) provided by operating activities           (3,707)         660
                                                                              --------     --------
Cash flows from investing activities:
        Acquisition of fixed assets                                                (67)         (15)
        Intangible assets acquired                                                  --         (250)
                                                                              --------     --------
                  Net cash used in investing activities                            (67)        (265)
                                                                              --------     --------
Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                13,500           --
        Proceeds from exercise of stock options                                      1           --
        Payment of long-term debt                                               (5,923)      (1,050)
        Increase in deferred financing costs                                    (2,033)         (42)
        Net proceeds from issuance of preferred stock                               --          328
                                                                              --------     --------
                  Net cash (used in) provided by financing activities            5,544         (764)
                                                                              --------     --------
Net increase (decrease) in cash and cash equivalents                             1,770         (369)
Cash and cash equivalents at beginning of period                                   682          397
                                                                              --------     --------
Cash and cash equivalents at end of period                                    $  2,452     $     28
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

                                                               THREE MONTHS ENDED           SIX MONTHS
                                                                      JUNE 30,             ENDED JUNE 30,
                                                               -------------------     ---------------------
                                                                 2004        2003        2004         2003
                                                               --------     ------     --------     --------
Net (loss) income applicable to common shares, as reported     $ (7,111)    $ (228)    $ (8,279)    $ (1,765)

Add:  Stock-based employee compensation expense included in
      reported net loss applicable to common shares, net of
      related tax effects                                            --         --           --           --

Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                           (660)        --       (1,943)         (36)
                                                               --------     ------     --------     --------
Pro forma net (loss) income applicable to common shares        $ (7,771)    $ (228)    $(10,222)    $ (1,801)
                                                               ========     ======     ========     ========

Net (loss) income per share

Basic and diluted - as reported                                $   (.40)    $ (.02)    $   (.54)    $   (.12)
                                                               ========     ======     ========     ========

Basic and diluted - pro forma                                  $   (.44)    $ (.02)    $   (.67)    $   (.13)
                                                               ========     ======     ========     ========

         No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                           NO. OF SHARES    EXERCISE PRICE     ASSUMED      RISK-FREE     FAIR VALUE PER
         DATE                                                VOLATILITY   INTEREST RATE        SHARE
---------------------      -------------    --------------   ----------   -------------   --------------
FIRST SIX MONTHS 2003         40,000            $1.50           165%          4.85%            $.98
FIRST SIX MONTHS 2004        3,300,000           $.98            97%          4.00%            $.59

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

         The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $7 and $61 for the three months ended June 30, 2004 and 2003, respectively and $20 and $385 for the six months ended June 30, 2004 and 2003, respectively. The Company estimates intangible amortization expenses of the following:

             Six months ended December 31, 2004           $     4
                                Year ended 2005                 8
                                Year ended 2006                 8
                                Year ended 2007                 8
                                Year ended 2008                 1
                                                          --------
                                          Total           $    29
                                                          ========

         The following table presents details of Other Intangibles at March 31, 2004 and December 31, 2003:

                                         June 30, 2004                            December 31, 2003
                             ------------------------------------       ------------------------------------
                                           Accumulated                              Accumulated
                               Cost        Amortization      Net          Cost      Amortization        Net
                               ----        ------------     -----         ----      ------------       -----
Mailing Agreements           $    592            592        $  --       $   592       $     592        $  --
Customer Lists                  4,380          4,380           --         4,380           4,380           --
Non-Compete Agreements            313            284           29           313             264           49
Other                               5             --            5             5              --            5
Total Other Intangibles      $  5,290      $   5,256        $  34       $ 5,290       $   5,236        $  54
                             ========      =========        =====       =======       =========        =====

         Goodwill of $9,658 as of June 30, 2004 and December 31, 2003 is attributable to the Company's Radio Spirits business. The Company completed its annual impairment tests as of October 31, 2003, which did not result in an impairment loss.

(4) DEBT
                                                               AS OF
                                                       JUNE 30,     DECEMBER 31,
                                                         2004           2003
                                                       --------      --------
   Credit agreement, senior secured bank debt,         $     --      $  2,925
   Credit agreement, senior secured debt,
   net of original issue discount of $1,202               8,248
   Subordinated debt                                      1,600         3,200
   Premier debt                                             674
   October 2003 Notes and related accrued interest,
   net of original issue discount                            --           982
   Related party notes and related accrued interest,
   net of original issue discount                         7,029        10,643
                                                       --------      --------
   Total Debt                                            17,552        17,750
            Less: Current Portion                          (229)      (17,750)
                                                       --------      --------
   Long-Term Debt                                      $ 17,323      $     --
                                                       ========      ========


         New Credit Agreement and Related Transactions

         On April 28, 2004, MediaBay entered into a new credit agreement ("New Credit Agreement") by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited ("Zohar") as lender, and Zohar, as agent, pursuant to which MediaBay and certain of its subsidiaries initially borrowed $9,500. The initial term of the New Credit Agreement is one year and it is extendable, at MediaBay's sole option, for two additional one-year terms upon issuance of additional notes of $600 for the first additional year and $300 for the second additional year, provided there is no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. The New Credit Agreement contains certain positive and negative covenants, including, beginning with the quarter ending September 30, 2004, the maintenance of certain minimum levels of EBITDA, as defined in the New Credit Agreement.

         MediaBay used a portion of the $8,600 of funds received under the New Credit Agreement to satisfy all of its outstanding obligations under (i) promissory notes that it issued in October 2003 in the aggregate principal amount of $1,065, and (ii) its prior Credit Agreement, which had an outstanding principal balance of approximately $1,386. The Company has included in interest expense a loss on early extinguishment of debt of $73,000 related to unamortized original issue discount relating to promissory notes that it issued in October 2003 and a loss on early extinguishment of debt of $116,000 related to unamortized debt discount relating to the prior Credit Agreement.

         The Principal Shareholder and an affiliate of the principal shareholder, which held a $500 principal amount note and 25,000 shares of Series A Convertible Preferred Stock, consented to the New Credit Agreement and the other transactions described above and entered into a subordination agreement with Zohar. The New Credit Agreement required the aggregate amount of principal and interest owed by MediaBay to the Principal Shareholder and the affiliate of the Principal Shareholder be reduced to $6,800 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800 if MediaBay does not raise at least $2,000 in additional equity in each of the two years after the execution of the New Credit Agreement.

         On April 28, 2004, to reduce its debt to $6,800, the Principal Shareholder and his affiliate agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of their $500 Note, $1,000 Note, $150 Note and $350 Note, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $1,833 and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Warrants are exercisable until April 28, 2014 at an exercise price of $0.53. The Series C Preferred Stock has a liquidation preference of $100 per share. On May 25, 2004, a fairness opinion was received from an independent investment banking firm, and, pursuant to the agreements described above, the exchange of debt for units occurred. The transactions described above resulted in a charge to earnings for debt inducement pursuant to SFAS 84 estimated at $391,000.

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

         New ABC Note

         Also on April 28, 2004, MediaBay repaid $1,600 principal amount of the $3,200 principal amount convertible note issued to ABC Investment, L.L.C. MediaBay issued a new $1,600 note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of MediaBay's Common Stock on the closing date was $0.48.

         Premier Debt

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

(5) STOCKHOLDERS' EQUITY AND STOCK OPTIONS AND WARRANTS

         Stock Options and Warrants

         From January 1, 2004 to June 30, 2004, the Company issued options to purchase 3,750,000 shares of its common stock to certain officers, employees, directors and consultants to the Company under its stock option plans. The Company also cancelled options to purchase 1,500,000 shares of its common stock and options to purchase 789,000 shares of its common stock expired.


         In addition, the Company issued warrants to purchase 3,098,830 of its common stock in connection with the January 2004 Convertible Debt described immediately below, and warrants to purchase 11,160,768 shares of its common stock to the Principal Shareholder and his affiliate in connection with the debt reduction required by the April 2004 Senior Debt as described in Note 4 above. The Company also issued non-plan warrants to purchase 216, 250 shares of its common stock to holders of the $1,065 principal amount of promissory notes that it issued in October 2003 in the aggregate principal amount of $1,065 ("October 2003 Note"), as previously agreed to under the terms the October 2003 Note. The Company also cancelled non-plan warrants to purchase 339,940 shares of its common stock. Non-plan options to purchase 8,000 shares of our common stock at $.10 were exercised during the six months ended June 30, 2004.

         January 2004 Convertible Debt

         On January 29, 2004, the Company issued $4,000 aggregate principal amount of promissory notes (the "January 2004 Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to institutional and accredited investors (the "Offering"). The notes were due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of the Company's indebtedness under its existing credit facility is either repaid or refinanced or (iii) the consummation by the Company of a merger, combination or sale of all or substantially all of the Company's assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of the Company's voting stock. The January 2004 Notes bore interest at the rate of 6%, increasing to 9% on April 28, 2004 and 18% on July 27, 2004. On receipt of shareholder approval, which was received on April 12, 2004, in accordance with the terms of the January 2004 Notes, the principal amount of the notes automatically converted into MediaBay common stock at the rate of one share of common stock at $0.75, or approximately 5,333,333 shares. In addition accrued interest in the amount $49 also converted into common stock at $0.75 per share, or 64,877 shares.

         In connection with the Offering, the Company issued to the placement agent and a broker warrants to purchase an aggregate of 245,000 shares of common stock and also issued to the placement agent warrants to purchase an additional 500,884 shares of Common Stock on April 12, 2004 as partial consideration for its services as placement agent. All warrants issued are exercisable until January 28, 2009 at an exercise price of $1.28 per share.

         The Company accounted for the issuance of the January 2004 debt and its subsequent conversion in accordance with Emerging Issues task Force No. 00-27, "Application of Issue No. 95-5 to Certain Convertible Instruments". Accordingly, the Company recorded an expense of $3,991,000 as beneficial conversion expenses at the date of the conversion. The Company also recorded in interest expense a loss on early extinguishment of debt for the unamortized debt discount relating to the expenses incurred in the transaction and the relative fair value of the warrants issued in the transaction totaling $1,343,000.

         In connection with the Offering, the Principal Shareholder and an affiliate of the Principal Shareholder entered into a letter agreement (the "Letter Agreement") with the purchasers of January 2004 Notes in the Offering pursuant to which the Principal Shareholder granted to the holders of the Notes in the event of an Event of Default (as defined in the Notes) the rights to receive payment under certain secured indebtedness owed by the Company to the Principal Shareholder and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the Letter Agreement, the Principal Shareholder also executed Powers of Attorney in favor of a representative of the January 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the Note holders rights under the Letter Agreement, including enforcing the Principal Shareholder's rights under the security agreements.

(6) INTEREST EXPENSES

         The following table presents details of interest expense for the three and six months ended June 30, 2004 and 2003 as follows:

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                                ------------------       ------------------
                                                                 2004        2003          2004       2003
                                                                ------      ------       ------      ------
INTEREST ACCRUED OR PAID:

Credit agreement, senior secured bank debt,                      $   7       $  64        $  42         137
Credit agreement                                                   185          --          185          --
January 2004 Notes                                                  10          --           50          --
Subordinated debt                                                   47          73          122         145
October 2003 Notes                                                  15          --           64          --
Interest to trade creditors                                         --          55                      110
Related party notes                                                206         212          436         416
                                                                ------      ------       ------      ------
   Total interest accrued or paid                                  470         404          898         808
                                                                ------      ------       ------      ------

AMORTIZATION OF DEBT DISCOUNT:

Credit agreement, senior secured bank debt                         156          22          187          35
Credit agreement                                                    26          --           26          --
January 2004 Notes                                                 127          --          371          --
Premier debt                                                         5          --            5          --
October 2003 Notes                                                  15          --           59          --
Related party notes                                                 35         106          142         212
                                                                ------      ------       ------      ------
   Total amortization of debt discount                             364         128          790         247
                                                                ------      ------       ------      ------

LOSS ON EARLY EXTINGUISHMENT OF DEBT:

Loss on early extinguishment of January 2004 Notes               1,343          --        1,343          --
Loss on early extinguishment of senior secured bank debt           116          --          116          --
Loss on early extinguishment of October 2003 Notes                  73          --           73          --

   Total loss on early extinguishment of debt                    1,532          --        1,532          --

Beneficial conversion expense of January 2004 Notes              3,991          --        3,991          --
Expense of inducement to convert, related party notes              391          --          391          --
                                                                ------      ------       ------      ------
  Total interest expense                                         6,748         532        7,602       1,055
                                                                ------      ------       ------      ------

Less: Interest income                                                3          --            3          --
                                                                ------      ------       ------      ------
                         Net Interest expense                   $6,745       $ 532       $7,599      $1,055
                                                                ======      ======       ======      ======

(7) NET LOSS PER SHARE OF COMMON STOCK

         Basic (loss) earnings per share was computed using the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 of 17,692,451 and 15,376,207, respectively and for the three and six months ended June 30, 2003 of 14,341,376.

         For the three months ended June 30, 2004 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 2,219 common equivalent shares, as calculated under the treasury stock method and 21,342,910 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $378 for the three months ended June 30, 2004.

         For the six months ended June 30, 2004 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 654,573 common equivalent shares, as calculated under the treasury stock method and 21,240,421 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $786 for the six months ended June 30, 2004.

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

         For the six months ended June 30, 2003 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 813,000 common equivalent shares, as calculated under the treasury stock method and 16,781,000 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $679 for the six months ended June 30, 2003.

(8) SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest expense was $536 and $290 for the six months ended June 30, 2004 and 2003, respectively.

         On receipt of shareholder approval, which was received on April 12, 2004, the principal amount of $4,000 of the January 2004 Notes, as described in
Note 5 above, automatically converted into MediaBay common stock at the rate of one share of common stock at $0.75, or approximately 5,333,333 shares. In addition accrued interest in the amount $49 also converted into common stock at $0.75 per share, or 64,877 shares.

(9) SEGMENT REPORTING

         For 2004 and 2003, the Company has divided its operations into four reportable segments: Corporate; Audio Book Club ("ABC") a membership-based club selling audiobooks via direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the three months or six months ended June 30, 2004 and 2003 from its RadioClassics subsidiary. Inter-segment sales are recorded at prevailing sales prices.

SEGMENT REPORTING
THREE MONTHS ENDED JUNE 30, 2004

                                                 Corporate        ABC          RSI        Mbay.com  Inter-segment     Total
                                                ----------    ----------   ----------    ---------  -------------  ----------
Sales, net of returns, discounts and             $      --    $    3,339   $    1,421    $      54    $     (13)   $    4,801
allowances
Operating (loss) profit before depreciation
and amortization                                     (334)          (60)          280         (96)            --        (210)
Depreciation and amortization                            6            26            9           --            --           41
Interest expense                                     6,744            --            1           --            --        6,745
Dividends on preferred stock                           115            --           --           --            --          115
Net income (loss) applicable to common shares      (7,199)          (86)          270         (96)            --      (7,111)
Total assets                                            --        22,859       13,799            3          (71)       36,590
Acquisition of fixed assets                             --            20           --           --            --           20

THREE MONTHS ENDED JUNE 30, 2003

                                                 Corporate        ABC          RSI        Mbay.com  Inter-segment     Total
                                                ----------    ----------   ----------    ---------  -------------  ----------
Sales, net of returns, discounts and             $      --    $    7,273   $    2,110    $      35          (11)        9,407
allowances
Operating (loss) profit before depreciation
and amortization                                      (44)           401          248        (140)            --          465
Depreciation and amortization                           62            26           11           --            --           99
Interest expense                                       529            --            3           --            --          532
Dividends on preferred stock                            62                                                                 62
Net income (loss) applicable to common shares        (697)           375          234        (140)            --        (228)
Total assets                                            --        29,317       16,187            3          (55)       45,452
Acquisition of fixed assets                             --            --           --           --            --           --

SIX MONTHS ENDED JUNE 30, 2004

                                                 Corporate        ABC          RSI        Mbay.com  Inter-segment     Total
                                                ----------    ----------   ----------    ---------  -------------  ----------
Sales, net of returns, discounts and             $     --      $   7,065    $   3,361     $     106    $    (47)   $   10,485
allowances
Operating (loss) profit before depreciation
and amortization                                    (842)          (126)          771         (216)           --        (413)
Depreciation and amortization                          19             50           19            --           --           88
Interest expense                                    7,596             --            3            --           --        7,599
Dividends on preferred stock                          179             --           --            --           --          179
Net income (loss) applicable to common shares     (8,636)          (176)          749         (216)           --      (8,279)
Total assets                                           --         22,859       13,799             3         (71)       36,590
Acquisition of fixed assets                            --             58            9            --           --           67

SIX MONTHS ENDED JUNE 30, 2003

                                                 Corporate        ABC          RSI        Mbay.com  Inter-segment     Total
                                                ----------    ----------   ----------    ---------  -------------  ----------
Sales, net of returns, discounts and allowances  $      --    $   15,379    $   4,710     $      52    $    (37)   $   20,104
Operating (loss) profit before depreciation and
amortization                                       (1,269)           809          358         (296)            4        (394)
Depreciation and amortization                          118            54           26            --           --          198
Interest expense                                     1,048            --            7            --           --        1,055
Dividends on preferred stock                           118            --           --            --           --          118
Net income (loss) applicable to common shares      (2,553)           755          328         (296)            4      (1,765)
Total assets                                            --        29,317       16,187             3         (55)       45,452
Acquisition of fixed assets                             --            13            2            --           --           15

(10) RECENT ACCOUNTING PRONOUNCEMENTS

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

(11) SUBSEQUENT EVENTS

         Stock Options

         From July 1, 2004 to August 13, 2004, the Company issued options to purchase 400,000 shares of MediaBay common stock to a director.

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

         At June 30, 2004, we have a remaining net deferred tax asset in the amount of $14.8 million. Should we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to our deferred tax asset would increase income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded as an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the period such determination is made.

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

         Inventory

         Inventory, consisting primarily of audiocassettes and compact discs held for resale, is valued at the lower of cost (weighted average cost method) or market. We record an estimate for inventory obsolescence based on future sales projections. These sales projections are based on estimates of future marketing expenditures and the anticipated success of future marketing efforts. If the Company does not invest in marketing or if sales estimates are not met for the other reasons, the estimate of inventory obsolescence would need to be increased which would result in a lower reported inventory value.

         Royalty Advances

         We are liable for royalties to licensors based upon revenue earned from the respective licensed product. We pay certain of its publishers and other rightsholders advances for rights to products. Royalties earned on the sale of the products are payable only in excess of the amount of the advance. Advances, which have not been recovered through earned royalties, are recorded as an asset. The estimate of future advances to be recovered is based on an estimate of future sales. Advances not expected to be recovered through royalties on sales are charged to royalty expense. If the Company does not invest in marketing or if sales estimates are not met for the other reasons, the royalty expense would be understated and the value of the royalty advance we reported would require reduction.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                           THREE MONTHS           SIX MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                          2004       2003       2004       2003
                                         -----      -----      -----     -----
Sales ................................    100%       100%       100%       100%
Cost of sales ........................    46.4       43.8       45.8      46.5
                                         -----      -----      -----     -----
Gross profit .........................    53.6       56.2       54.2      53.5
Advertising and promotion ............    26.4       27.8       25.1      27.2
Bad debt expense .....................     4.6        8.5        5.9       9.0
General and administrative expense ...    26.9       15.0       27.2      19.3
Depreciation and amortization expense      0.9        1.0        0.8       1.0
Interest expense, net ................   140.5        5.7       72.5       5.2
Income tax expense (benefit) .........      --         --         --        --
                                         -----      -----      -----     -----
Net (loss) ...........................   (145.7)     (1.8)     (77.3)     (8.2)
Dividends on preferred stock .........    (2.4)      (0.7)      (1.7)     (0.6)
                                         =====      =====      =====     =====
Net (loss) applicable to common shares   (148.1)%    (2.5)%    (79.0)%    (8.8)%
                                         =====      =====      =====     =====


RESULTS OF OPERATIONS

         Three months ended June 30, 2004 compared to three months ended June 30, 2003:

NET SALES
  (In thousands)                                 CHANGE FROM
                           2003           2004   2003 TO 2004       % CHANGE
                           ----           ----   ------------       --------
AUDIO BOOK CLUB        $  7,274      $   3,339      $   (3,936)       (54.1)%
                       -------------------------------------------------------

RADIO SPIRITS
   Catalog                  989            687            (302)       (30.5)%
   Wholesale                172            413              241        140.2%
   Continuity               938            308            (630)       (67.1)%
                       -------------------------------------------------------
                          2,099          1,408            (691)       (32.9)%
                       -------------------------------------------------------
0
MEDIABAY.COM                 35             54               20       (57.5)%
                       -------------------------------------------------------
                       $  9,407      $   4,801      $   (4,606)       (49.0)%
                       =======================================================


         Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members. For the three months ended June 30, 2004, the Audio Book Club spent $32,000 to attract new members, a reduction of $787,000, or 96.1%, from the amount spent to attract new members of $819,000 during the three months ended June 30, 2003. Audio Book Club attracted approximately 3,000 new members in the three months ended June 30, 2004 as compared to approximately 52,000 new members in the three months ended June 30, 2003. The reduction of advertising spending occurred throughout the year ended December 31, 2003 and the first quarter of 2004. For the year ended December 31, 2003, advertising expenditures to attract new members were down 74.7%, from the amount spent to attract new members during the year ended December 31, 2002. For the three months ended March 31, 2004, advertising expenditures to attract new members were down 68.9%, from the amount spent to attract new members during the three months ended March 31, 2003. Audio Book Club attracted approximately 134,000 new members in the year ended December 31, 2003 as compared to approximately 290,000 new members in the year ended December 31, 2002.

         The decrease in Radio Spirits catalog sales of $302,000, or 30.5%, is principally attributable to lower sales from catalogs mailed in the second quarter of 2004 due to reduced discounting in attempt to improve margins and a reduction in new product offerings in the catalog mailings. Based on the performance of these catalogs we have revised future mailings to include more discounted products and have increased the number of new product offerings.
Wholesale sales of old-time radio products increased principally due to significant returns recognized in the second quarter of 2003. Sales of our World's Greatest Old-Time Radio continuity program decreased for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, principally due to the reduction in our advertising expenditures for new members. For the three months ended June 30, 2004, we did not spend any money to attract new continuity customers, a reduction of $64,000 from the amount spent to attract new customers during the three months ended June 30, 2003.

COST OF SALES
(In thousands)

                                      2003                           2004
                        ------------------------------  --------------------------------
                                           AS A %                            AS A %                FROM 2003 TO 20004
                             $          OF NET SALES          $          OF NET SALES         CHANGE           % CHANGE
                        -------------   ------------    --------------   ------------         ------           --------
AUDIO BOOK CLUB             $  3,084            42.4%        $  1,569             47.0%        $   (1,515)          (49.1)%
                        ------------------------------  -------------------------------- -----------------------------------

RADIO SPIRITS
   Catalog                       455            46.0%             293             42.6%              (162)          (35.7)%
   Wholesale                     243           141.3%             258             62.5%                 15            6.3 %
   Continuity                    342            36.5%             108             35.0%              (234)          (68.4)%
                        ------------------------------  -------------------------------- -----------------------------------
Total Radio Spirits            1,040            49.6%             659             46.8%              (381)          (36.7)%
                        ------------------------------  -------------------------------- -----------------------------------

MEDIABAY.COM                      --               --              --                --                 --               --
                        ------------------------------  -------------------------------- -----------------------------------
                            $  4,124            43.8%        $  2,228             46.4%        $   (1,896)          (46.0)%
                        ==============================  ================================ ===================================

         The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 54.1% as described above. Cost of sales as a percentage of sales at Audio Book Club for the three months ended June 30, 2004 was 47.0%, compared to 42.4% for 2003. The increase in cost of sales as a percentage of sales is principally due to an increase in fulfillment costs as a percentage of sales since the fixed portion of our third party fulfillment costs is allocated to a smaller active membership.

         The principal reason for the decline in cost of sales at Radio Spirits was a reduction in sales of 32.9% as described above. As a percentage of sales, cost of sales at Radio Spirits decreased to 46.8% for the three months ended June 30, 2004 from 49.6% for the three months ended June 30, 2003. Cost of catalog sales decreased as a percentage of sales to 42.6% for the three months ended June 30, 2004 as compared to 46.0% for the three months ended June 30, 2003 principally due to fewer sales of discounted items. The cost of wholesale sales as percentage of sales decreased to 62.5% for the three months ended June 30, 2004 as compared to 141.3% for the three months ended June 30, 2003. The cost of sales for the three months ended June 30, 2003 was negatively impacted by significant returns recorded in the quarter.

ADVERTISING AND PROMOTION

                                                                      FROM 2003 TO 2004
                                       2003            2004          CHANGE       % CHANGE
                                       ----            ----          ------       --------
(In thousands)
AUDIO BOOK CLUB
    New Member                          $     819      $      32     $    (787)       (96.1)%
   Current Member                             502            330          (171)       (34.1)%
                                       -------------------------------------------------------
Total Audio Book Club                       1,321            363          (958)       (72.5)%
                                       -------------------------------------------------------

RADIO SPIRITS
   Catalog                                    184            180            (4)        (1.8)%
   Wholesale                                   26              8           (18)       (71.0)%
   Continuity                                  64             --           (64)      (100.0)%
                                       -------------------------------------------------------
Total Radio Spirits                           274            188           (86)       (31.3)%
                                       -------------------------------------------------------

NEW PROJECTS                                  255              5          (250)       (98.1)%
                                       -------------------------------------------------------
TOTAL SPENDING                              1,850            556        (1,294)       (70.0)%

AMOUNT CAPITALIZED                          (794)           (27)          (767)       (96.6)%
AMOUNT AMORTIZED                            1,556            740          (816)       (52.4)%
                                       -------------------------------------------------------
ADVERTISING AND PROMOTION EXPENSE       $   2,612      $   1,268     $  (1,344)       (51.4)%
                                       =======================================================

         Advertising and promotion expenses decreased $1.3 million to $1.3 million for the three months ended June 30, 2004 as compared to $2.6 million in the prior comparable period. Actual advertising expenditures for the three months ended June 30, 2004 decreased $1.3 million to $0.6 million from $1.9 million during the three months ended June 30, 2003. The decrease was due to a minimal amount of new member marketing for Audio Book Club new members due to cash constraints and decreased advertising to existing members due to the reduction in Audio Book Club membership because of normal attrition with no marketing to replace leaving members.

BAD DEBT EXPENSE

                                2003                             2004                     FROM 2003 TO 2004
                      ---------------------------     -----------------------------     ------------------------
(In thousands)                         As a %                            As a %
                          $         of Net Sales          $           of Net Sales       Change        % Change
                      ---------     -------------     ----------      -------------     --------      ----------
AUDIO BOOK CLUB          $  733             10.1%        $   194               5.8%      $ (539)         (73.6)%
                      ---------     -------------     ----------      -------------     --------      ----------
RADIO SPIRITS
Catalog                      --                --             --                 --           --              --
Wholesale                     4              2.2%              4               0.9%           --              --
Continuity                   61              6.5%             25               8.1%         (36)         (59.2)%
                      ---------     -------------     ----------      -------------     --------      ----------
                             65              3.1%             29               2.0%         (36)         (55.8)%

MEDIABAY.COM                 --                --             --                 --           --              --
                      ---------     -------------     ----------      -------------     --------      ----------
                         $  798              8.5%        $   222               4.6%       $  575         (72.1)%
                      =========     =============     ==========      =============     ========      ==========

         The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales of 54.1% as described above. Bad debt expense as a percentage of net sales at Audio Book Club for the three months ended June 30, 2004 was 5.8%, compared to 10.1% for the three months ended June 30, 2003. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new members, who typically have higher bad debt expense, since a lower number of new members were added in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.


GENERAL AND ADMINISTRATIVE

                                2003                             2004                     FROM 2003 TO 2004
                      ---------------------------     -----------------------------     ------------------------
(In thousands)                         As a %                            As a %
                          $         of Net Sales          $           of Net Sales       Change        % Change
                      ---------     -------------     ----------      -------------     --------      ----------

AUDIO BOOK CLUB          $   797             11.0%       $    605              18.1%     $ (192)         (24.1)%
RADIO SPIRITS                333             15.9%            203              14.4%       (130)         (39.0)%
MEDIABAY.COM                 174            503.7%            151             277.0%        (23)         (13.4)%
CORPORATE                    104                              334                            230
                       ---------     -------------     ----------      -------------    --------      ----------
                         $ 1,408             15.0%       $  1,293              26.9%     $ (115)          (8.2)%
                       =========     =============     ==========      =============    ========      ==========


         The decrease in general and administrative expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 at Audio Book Club is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003 and reductions in insurance costs. The decrease in general and administrative expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 at Radio Spirits is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003 and reductions in insurance costs. The increase in corporate general and administrative expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is principally due to an adjustment to professional fees in the second quarter of 2003 due to the settlement of a lawsuit in which ABC was the plaintiff and arising out of an acquisition made by ABC.

DEPRECIATION AND AMORTIZATION
                                                   2003           2004
                                               ------------    ------------
(In thousands)
DEPRECIATION
AUDIO BOOK CLUB                                 $       26      $       26
RADIO SPIRITS                                           11               9
TOTAL DEPRECIATION                                      37              35

AMORTIZATION
CORPORATE                                               62               6
                                               ------------    ------------
TOTAL DEPRECIATION AND AMORTIZATION             $       99      $       41
                                               ============    ============


         The decrease in depreciation and amortization expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2003.

INTEREST EXPENSE

                                                           2003            2004          CHANGE
                                                           ----            ----          ------
(IN THOUSANDS)
TOTAL INTEREST PAID, NET                                  $   141         $   260      $   119
ACCRUED INTEREST PAID THIS PERIOD                              73              --          (73)
                                                        ---------      ----------     ---------
CURRENT INTEREST PAID                                          68             260           192
INTEREST ACCRUED                                              123              --         (123)
INTEREST INCLUDED IN DEBT                                     212             206           (6)
AMORTIZATION OF DEFERRED FINANCING COSTS AND
ORIGINAL ISSUE DISCOUNT                                       129             365           176

LOSS ON EARLY EXTINGUISHMENT OF DEBT                           --           1,533         1,533
BENEFICIAL CONVERSION EXPENSES OF JANUARY 2004 NOTES           --           3,991         3,991
EXPENSE OF INDUCEMENT TO CONVERT, RELATED PARTY DEBT           --             390           390
                                                        ---------      ----------     ---------
TOTAL INTEREST EXPENSE                                    $   532        $  6,745      $  6,213
                                                        =========      ==========     =========


         The increase in interest expenses is principally due to the recognition of expenses relating to our financing transactions in the first six months of 2004 as described in the Liquidity and Capital Resources section of this Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations. These items which total $5.9 million include a loss on early extinguishment of debt of $1.5 million; beneficial conversion expenses of the January 2004 Notes of $4.0 million and the expense of inducement to convert, related party debt of $390,000.

PREFERRED STOCK DIVIDENDS

                                                       2003            2004
                                                       ----            ----
(IN THOUSANDS)
DIVIDENDS ACCRUED ON SERIES A PREFERRED STOCK         $    57         $    57
DIVIDENDS ACCRUED ON SERIES B PREFERRED STOCK               5               8
DIVIDENDS ACCRUED ON SERIES C PREFERRED STOCK              --              51
TOTAL DIVIDENDS ACCRUED ON PREFERRED STOCK          ---------       ---------
                                                      $    62         $   115
                                                    =========       =========

         The increase in preferred stock dividends for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is due to the accrual of dividends for Series B Preferred Stock issued May 2003 and accrual of dividends on the Series C Preferred Stock issued in May 2004. Preferred dividends will increase going forward due to the issuance of Series C Preferred Stock. Our Principal Shareholder agreed to exchange the principal of certain notes, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $3.8 million and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519,000 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Series C Preferred Stock accrues dividends at the rate of 9% per annum.

LOSS APPLICABLE TO COMMON STOCKHOLDERS

                                                                      FROM 2002 TO 2003
                                            2003         2004        CHANGE     % CHANGE
                                            ----         ----        ------     --------
(IN THOUSANDS)
LOSS APPLICABLE TO COMMON STOCKHOLDERS     $  228      $  7,111     $  6,883    3,018.9%


         Principally due to the increase in interest expenses relating to the recognition of expenses of our financing transactions in the first six months of 2004 which total $6.0 million, and a reduction in gross profit due to lower sales as described above, partially offset by lower advertising expenses, our net loss applicable to common shares for the three months ended June 30, 2004 increased $6.9 million to $7.1 million, or $.40 per diluted share as compared to a net loss applicable to common shares for the three months ended June 30, 2003 of $228,000, or $.02 per diluted share of common stock.

         Six months ended June 30, 2004 compared to six months ended June 30, 2003:

NET SALES

     ($000'S)                                       CHANGE FROM
                          2003              2004   2003 TO 2004       % CHANGE
                          ----              ----   ------------       --------

AUDIO BOOK CLUB     $   15,380        $    7,065      $   (8,315)       (54.1)%
                   -------------------------------------------------------------
RADIO SPIRITS
   Catalog               2,185             1,610            (575)       (26.3)%
   Wholesale               902               982               80         8.9 %
   Continuity            1,586               721            (865)       (54.5)%
                   -------------------------------------------------------------
                         4,673             3,314          (1,359)       (29.1)%
                   -------------------------------------------------------------

MEDIABAY.COM                52               106               54       104.5 %
                   -------------------------------------------------------------
                    $   20,105        $   10,485      $   (9,620)       (47.8)%
                   =============================================================


         Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members. For the six months ended June 30, 2004, the Audio Book Club spent $274,000 to attract new members, a reduction of $1.3 million, or 82.8%, from the amount spent to attract new members of $1.6 million during the six months ended June 30, 2003. Audio Book Club attracted approximately 14,000 new members in the six months ended June 30, 2004 as compared to approximately 95,000 new members in the six months ended June 30, 2003. The lack of advertising spending also occurred throughout the year ended December 31, 2003. For the year ended December 31, 2003, the Audio Book Club spent $2.1 million to attract new members, a reduction of $6.2 million, or 74.7%, from the amount spent to attract new members of $8.3 million during the year ended December 31, 2002. Audio Book Club attracted approximately 134,000 new members in the year ended December 31, 2003 as compared to approximately 290,000 new members in the year ended December 31, 2002.

         The decrease in Radio Spirits catalog sales of $575,000, or 26.3%, is principally attributable to lower sales from catalogs mailed in 2004 due to reduced discounting in attempt to improve margins and a reduction in new product offerings in the catalog mailings. Based on the performance of these catalogs we have revised future mailings to include more discounted products and have increased the number of new product offerings. Wholesale sales of old-time radio products increased principally due to significant returns recognized in the second quarter of 2003. Sales of our World's Greatest Old-Time Radio continuity program decreased for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, principally due lower membership because we reduced advertising expenditures for new members. For the six months ended June 30, 2004, we spent $6,000 to attract new continuity customers, a reduction of $675,000, or 99.2% less, from the amount spent to attract new customers of $681,000 during the six months ended June 30, 2003.

COST OF SALES
(In thousands)

                                      2003                         2004                   FROM 2003 TO 2004
                            ------------------------     -----------------------       -----------------------
                                           AS A %                       AS A %
                                $       OF NET SALES         $       OF NET SALES        CHANGE       % CHANGE
                            --------    ------------     --------    ------------      ----------     --------
AUDIO BOOK CLUB             $  6,825        44.4%        $  3,224        45.6%         $  (3,601)     (52.8)%

RADIO SPIRITS
   Catalog                     1,062        48.6%            6380        42.2%              (382)     (36.0)%
   Wholesale                     666        73.9%             606        61.6%               (61)      (9.1)%
   Continuity                    802        50.6%             287        39.9%              (514)     (64.1)%
Total Radio Spirits            2,530        54.1%           1,573        47.5%              (957)     (37.8)%

MEDIABAY.COM                       4         6.9%               1         0.4%                (3)     (75.0)%
                            $  9,359        46.5%        $  4,798        45.8%         $    4,561     (48.7)%


         The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 54.1% as described above. Cost of sales as a percentage of sales at Audio Book Club for the six months ended June 30, 2004 was 45.6%, compared to 44.4% for 2003. The increase in cost of sales as a percentage of sales is principally due to an increase in fulfillment costs as a percentage of sales since the fixed portion of our third party fulfillment costs is allocated to a smaller active membership.

         The principal reason for the decline in cost of sales at Radio Spirits was a reduction in sales of 29.1% as described above. As a percentage of sales, cost of sales at Radio Spirits decreased to 47.5% for the six months ended June 30, 2004 from 54.1% for the six months ended June 30, 2003. Cost of catalog sales as a percentage of sales decreased principally due to fewer sales of discounted items. The cost of wholesale sales as percentage of sales for the six months ended June 30, 2004 decreased principally due to significant returns of product in the second quarter of 2003. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales decreased because the continuity sales for the six months ended June 30, 2003 included heavily discounted introductory merchandise designed to attract new buyers. Since we did very little new customer marketing in the six months ended June 30, 2004, very little of the product sales were of heavily discounted products.


ADVERTISING AND PROMOTION

(In thousands)                                                    FROM 2003 TO 2004
                                                                --------------------
                                      2003         2004         CHANGE      % CHANGE
                                      ----         ----         ------      --------
AUDIO BOOK CLUB
    New Member                       $   1,597    $    274    $  (1,322)     (82.8)%
   Current Member                        1,108         632         (476)     (43.0)%
Total Audio Book Club                    2,705         906       (1,799)     (66.5)%

RADIO SPIRITS
   Catalog                                 499         341         (159)     (31.8)%
   Wholesale                                36          11          (25)     (69.8)%
   Continuity                              681           6         (675)     (99.2)%
Total Radio Spirits                      1,216         357         (859)     (70.6)%

NEW PROJECTS                               303          14         (289)     (95.4)%
TOTAL SPENDING                           4,224       1,277       (2,946)     (69.8)%

AMOUNT CAPITALIZED                     (1,895)       (245)       (1,650)     (87.1)%
AMOUNT AMORTIZED                         3,131       1,595       (1,536)     (49.1)%
ADVERTISING AND PROMOTION EXPENSE     $  5,459    $  2,627    $  (2,832)     (51.9)%

         Advertising and promotion expenses decreased $2.8 million to $2.6 million for the six months ended June 30, 2004 as compared to $5.4 million in the prior comparable period. Actual advertising expenditures for the six months ended June 30, 2004 decreased $2.9 million to $1.3 million from $4.2 million during the six months ended June 30, 2003. The decrease was due to a minimal amount of new member marketing for Audio Book Club new members due to cash constraints and restrictions placed on us by our new senior debt covenants and the reduction in Audio Book Club membership due to normal attrition with no marketing to replace leaving members.


BAD DEBT EXPENSE

                                      2003                         2004                   FROM 2003 TO 2004
                            ------------------------     -----------------------       -----------------------
                                           AS A %                       AS A %
                                $       OF NET SALES         $       OF NET SALES        CHANGE       % CHANGE
                            --------    ------------     --------    ------------      ----------     --------
AUDIO BOOK CLUB             $ 1,692         11.0%        $   550          7.8%          $(1,142)      (67.5)%

RADIO SPIRITS
Catalog                          --            --             --            --                --           --
Wholesale                         8          0.8%              8          0.8%                --           --
Continuity                      103          6.5%             62          8.7%              (36)      (39.5)%
                                111          2.4%             70          2.1%              (36)      (36.8)%

MEDIABAY.COM                     --            --             --            --                --           --
                            --------    ------------     --------    ------------      ----------     --------
                            $ 1,803          9.0%        $   620          5.9%            $  575      (65.6)%
                            ========    ============     ========    ============      ==========     ========

         The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales of 54.1% as described above. Bad debt expense as a percentage of net sales at Audio Book Club for the six months ended June 30, 2004 was 7.8%, compared to 11.0% for the six months ended June 30, 2003. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new members, who typically have higher bad debt expense, since a lower number of new members were added in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.


GENERAL AND ADMINISTRATIVE

                                      2003                         2004                   FROM 2003 TO 2004
                            ------------------------     -----------------------       -----------------------
                                           AS A %                       AS A %
                                $       OF NET SALES         $       OF NET SALES        CHANGE       % CHANGE
                            --------    ------------     --------    ------------      ----------     --------

AUDIO BOOK CLUB             $ 1,565          10.2%       $  1,275         18.0         $  (290)       (18.5)%
RADIO SPIRITS                   700          15.0%            413         12.5            (287)       (41.0)%
MEDIABAY.COM                    344         662.4%            322        303.2             (22)        (6.4)%
CORPORATE                     1,269                           842                         (427)
                            --------    ------------     --------    ------------      ----------     --------
                            $ 3,878          19.3%       $  2,853        27.2%         $(1,025)       (26.4)%
                            ========    ============     ========    ============      ==========     ========

         The decrease in general and administrative expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 at Audio Book Club is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003 and lower insurance costs. The decrease in general and administrative expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 at Radio Spirits is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003, and lower insurance costs. The reduction in corporate general and administrative expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is principally due to a reduction in personnel, as a result of a restructuring, a reduction in accounting fees due principally to a change in our auditors and reduction in legal expenses partially offset by higher investor relations expenses.


DEPRECIATION AND AMORTIZATION
                                                     2003           2004
                                                 ------------   ------------
(In thousands)
DEPRECIATION
------------
AUDIO BOOK CLUB                                   $       53      $      50
RADIO SPIRITS                                             24             18
TOTAL DEPRECIATION                                        77             68

AMORTIZATION
------------
CORPORATE                                                121             19
                                                 ------------   ------------
TOTAL DEPRECIATION AND AMORTIZATION               $      198      $      88
                                                 ============   ============


         The decrease in depreciation and amortization expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2003.


INTEREST EXPENSE

                                                          2003           2004          CHANGE
                                                          ----           ----          ------
(IN THOUSANDS)
TOTAL INTEREST PAID                                      $    290      $      533    $      243
ACCRUED INTEREST PAID THIS PERIOD                              74              74            --
                                                        ---------      ----------    ----------
CURRENT INTEREST PAID                                         216             459           243
INTEREST ACCRUED                                              170              --         (170)
INTEREST INCLUDED IN DEBT                                     417             436            19
AMORTIZATION OF DEFERRED FINANCING COSTS AND
ORIGINAL ISSUE DISCOUNT                                       252             790           479

LOSS ON EARLY EXTINGUISHMENT OF DEBT                           --           1,533         1,533
BENEFICIAL CONVERSION EXPENSES OF JANUARY 2004 NOTES           --           3,991         3,991
EXPENSE OF INDUCEMENT TO CONVERT, RELATED PARTY DEBT           --             390           390
                                                        ---------      ----------    ----------
TOTAL INTEREST EXPENSE                                   $  1,055      $    7,599    $    6,544
                                                        =========      ==========    ==========

         The increase in interest expenses is principally due to the recognition of expenses relating to our financing transactions in the first six months of 2004 as described in the Liquidity and Capital Resources section of this Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations. These items which total $5.9 million include a loss on early extinguishment of debt of $1.5 million; beneficial conversion expenses of January 2004 Notes of $4.0 million and the expense of inducement to convert, related party debt of $390,000.

PREFERRED STOCK DIVIDENDS

                                                              2003          2004
                                                              ----          ----
(IN THOUSANDS)
DIVIDENDS ACCRUED ON SERIES A PREFERRED STOCK                 $113          $114
DIVIDENDS ACCRUED ON SERIES B PREFERRED STOCK                    5            15
DIVIDENDS ACCRUED ON SERIES C PREFERRED STOCK                   --            51
TOTAL DIVIDENDS ACCRUED ON PREFERRED STOCK                      --            --
                                                              $118          $180
                                                              ====          ====

         The increase in preferred stock dividends for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is due to the accrual of dividends for Series B Preferred Stock issued May 2003. and accrual of dividends on the Series C Preferred Stock issued in May 2004. Our Principal Shareholder agreed to exchange the principal of certain notes, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $3.8 million and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519,000 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Series C Preferred Stock accrues dividends at the rate of 9% per annum.


LOSS APPLICABLE TO COMMON STOCKHOLDERS

                                                                       FROM 2002 TO 2003
                                              2003         2004       CHANGE      % CHANGE
                                              ----         ----       ------      --------
(IN THOUSANDS)
LOSS APPLICABLE TO COMMON STOCKHOLDERS      $  1,765    $  8,279     $  6,514      369.1%
                                            ========    ========     ========     =======


         Principally due to the increase in interest expenses relating to the recognition of expenses of our financing transactions in the first six months of 2004 which total $6.0 million and a reduction in gross profit due to lower sales as described above, partially offset by lower advertising expenses and general and administrative expenses, our net loss applicable to common shares for the three months ended June 30, 2004 increased $6.5 million to $8.3 million, or $.54 per diluted share as compared to a net loss applicable to common shares for the six months ended June 30, 2003 of $1.8 million, or $.12 per diluted share of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders. During 2003 and the first six months of 2004, we did not have sufficient cash to undertake marketing activities to the extent of historical levels. As a result, our member and customer bases eroded and our revenues declined significantly. Although our cash position as of June 30, 2004 improved considerably, we will require additional financing to conduct sufficient marketing activities to rebuild our member and customer bases. If we do not obtain the funds necessary to increase our advertising to acquire new members to expand our existing membership and customer bases, our revenue will continue to decline, which will continue to negatively impact our performance.

         For the six months ended June 30, 2004, cash increased by $1.8 million, as we had net cash used in operating activities of $3.7, used net cash of $67,000 in investing activities and had cash provided by investing activities of $5.5 million.

         FINANCING ACTIVITIES:

         The following is a summary of our financing activities in the quarter:

         January 2004 Convertible Debt

         On January 29, 2004, we issued $4.0 million aggregate principal amount of promissory notes (the "Notes") and warrants to purchase 2,352,946 shares of common stock (the "Investor Warrants") to institutional and accredited investors (the "Offering"). The notes were due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of our indebtedness under our existing credit facility is either repaid or refinanced or (iii) our consummation of a merger, combination or sale of all or substantially all of our assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of the our voting stock. The notes bore interest at the rate of 6%, increasing to 9% on April 28, 2004 and 18% on July 27, 2004. On receipt of shareholder approval, which was received on April 12, 2004, in accordance with the terms of the Notes, the principal amount of the notes automatically converted into common stock at the rate of one share of common stock at $0.75, or approximately 5,333,333 shares. In addition, accrued interest in the amount $49,000 also converted into common stock at $0.75 per share, or 64,877 shares.

         In connection with the Offering, we issued to the placement agent and a broker warrants to purchase an aggregate of 245,000 shares of common stock and also issued to the placement agent warrants to purchase an additional 500,884 shares of common stock on April 12, 2004 as partial consideration for the placement agent's services. All warrants issued are exercisable until January 28, 2009 at an exercise price of $1.28 per share.

         We used a portion of the proceeds of the offering to repay $1,250,000 of principal due on our prior credit Agreement with ING (U.S.) Capital, L.L.C. and Patriarch Partners, L.L.C. (the "ING Credit Agreement") and to reduce our accounts payable.

         New Credit Agreement and Related Financing Transactions

         On April 28, 2004, we entered into a new credit agreement ("New Credit Agreement") by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited ("Zohar") as lender, and Zohar, as agent, pursuant to which we and certain of our subsidiaries initially borrowed $9.5 million. The initial term of the New Credit Agreement is one year and it is extendable, at our sole option, for two additional one-year terms upon issuance of additional notes of $600,000 for the first additional year and $300,000 for the second additional year, provided there is no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900,000 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. We used a portion of the $8.6 million of funds received under the New Credit Agreement to satisfy all of its outstanding obligations under (i) promissory notes that it issued in October 2003 in the aggregate principal amount of $1.0 million plus accrued interest of $.2 million, (ii) the

ING  Credit   Agreement,   which  had  an  outstanding   principal   balance  of
approximately $1.4 million and a partial payment of $1.6 million of the convertible note issued to ABC Investment, L.L.C. as described below.

         Norton Herrick ("Herrick"), a principal shareholder of the Company, Huntingdon Corporation ("Huntingdon"), a company wholly-owned by Herrick, and N. Herrick Irrevocable ABC Trust (the "Trust"), of which Herrick is the beneficiary, and Howard Herrick, a principal shareholder of the Company, is the trustee, consented to the New Credit Agreement and the other transactions described above and entered into a subordination agreement with Zohar. The New Credit Agreement required the aggregate amount of principal and interest owed by MediaBay to Herrick, Huntingdon and the Trust be reduced to $6,800,000 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800,000 if MediaBay does not raise at least $2,000,000 in additional equity in each of the next two years.

         Pursuant to an agreement dated April 28, 2004, on May 25, 2004 Herrick exchanged accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Trust to Herrick) owed to Herrick aggregating $1,181,419 into (i) 11,814 shares of Series C Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 1,514,615 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase 3,029,230 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53.

         Pursuant to an agreement dated April; 28,2004, on May 25, 2004 Huntingdon exchanged the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of Series C Preferred Stock convertible into an aggregate of 4,065,768 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 8,131,538 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53. If the amount of the Permissible Debt is required to be reduced due to MediaBay's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of common stock equal to two times the number of shares of preferred stock issuable upon conversion of the Series C Preferred Stock.

         Herrick and Huntingdon agreed not to demand repayment of their debt until the earlier of (i) the repayment of the New Credit Agreement or (ii) June 28, 2007.

         The remaining promissory notes held by Herrick, Huntingdon and the Trust are guaranteed by certain subsidiaries of the Company and secured by a lien on the assets of the Company and certain subsidiaries of the Company.

         New ABC Note
         Also on April 28, 2004, we repaid $1.6 million principal amount of the $3.2 million principal amount convertible note issued to ABC Investment, L.L.C. We issued a new $1.6 million note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of our common stock on the closing date was $0.48.

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

         OPERATING ACTIVITY

         Net cash used in operating activities principally consisted of the net loss of $8.3 million increases in inventory, prepaid expenses and royalty advances of $89,000, $93,000 and $756,000, respectively, and a decrease in accounts payable and accrued expenses of $5.0 million partially offset by non-cash beneficial conversion charges of $4.4 million, loss on extinguishment of debt of $1.5 million, depreciation and amortization expenses of $88,000, amortization of deferred financing costs and original issue discount of $789,000, non-current accrued interest and dividends payable of $728,000, non-cash stock compensation of $82,000 decreases in accounts receivable of $1.5 million and a net reduction in deferred member acquisition costs of $1.4 million.

         The decrease in accounts receivable was primarily attributable to a reduction in sales as described above. The net decrease in deferred member acquisition cost is due the lack of funds to conduct new member and customer acquisition activities. The increase in royalty advances is principally due to a decline in sales and a reduction in new member acquisition activities at Audio Book Club, which results in lower royalty expense and less utilization of the advances, as well as the timing and payment of advances. We believe that new member acquisition activities once implemented will generate sales activity sufficient to earn royalties sufficient to offset royalty advances. If, however, we are unable to generate sufficient sales activity, unearned advance royalty payments will be expensed. During the six months ended March 31, 2004, we reduced accounts payable and accrued expenses by $5.0 million, the majority of which were over 90 days past due.

         Net cash used in investing activities consists of acquisition of fixed assets of $67,000, principally computer equipment.

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

         On April 28, 2004, to reduce its debt to $6,800,000 Norton Herrick and Huntingdon agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of a $500,000 Note, $1,000,000 Note, $150,000 Note and $350,000 Note, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $1,833,000 and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519,000 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Warrants are exercisable until April 28, 2014 at an exercise price of $0.53. The Series C Preferred Stock has a liquidation preference of $100 per share. On May 25, 2004, a fairness opinion was received from an independent investment banking firm, and, pursuant to the agreements described above, the exchange of debt for units occurred.

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

         The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding as of August 13, 2004 of $19.0 million, of which $7.0 million is at fixed rates, $9.5 million bears interest at LIBOR plus 10% and $2.5 million bears interest at prime plus 2.5%. If the prime rate or LIBOR were to increase the Company's interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on its fair values, cash flows, or earnings for the three and six months ended June 30, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the six months ended June 30, 2004 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATE)

         On April 12, 2004, 5,333,333 shares of Common Stock were issued upon the automatic conversion of $4.0 million aggregate principal amount of promissory notes (the "Notes"). In addition, 64,877 shares of Common Stock were issued upon conversion of accrued interest on the Notes in the amount of $49,000. These securities were issued pursuant to an exemption from the registration requirements offered by Section 3(a)(9) of the Securities Act of 1933.

         On April 12, 2004, the Company issued to a placement agent, warrants to purchase 500,884 shares of Common Stock as partial consideration for its services as placement agent in a January 2004 financing. The warrants are exercisable until January 28, 2009 at an exercise price of $1.28 per share. These securities were issued in private transactions pursuant to an exemption from the registration requirements offered by Section 4 (2) of, and Rule 506 promulgated under, the Securities Act of 1933.

         On May 25, 2004, the Company issued to Norton Herrick and Huntingdon Corporation an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock in exchange the principal of a $500,000 note, $1,000,000 note, $150,000 note and $350,000 note, plus accrued and unpaid interest owed to the Norton Herrick aggregating $1,833,000 and accrued and unpaid dividends owed to Norton Herrick aggregating $519,000. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53. The Series C Preferred Stock has a liquidation preference of $100 per share. These securities were issued pursuant to an exemption from the registration requirements offered by Section 3(a)(9) of the Securities Act of 1933.

         In February 2004, the Company also issued 8,000 shares of common stock, upon exercise of options at an exercise price of $.10 per share. The securities were issued pursuant to an exemption from the registration requirements offered by Section 4(2) of the Securities Act of 1933.

         In addition, the Company issued plan options to purchase 1,650,000 shares of its common stock to officers. The options have exercise prices ranging from $.99 to $1.86 vest at various times and have a five-year exercise period. These securities were issued pursuant to an exemption from the registration requirements offered by Section 3(a)(9) of the Securities Act of 1933.

         The Company also cancelled five-year plan options to purchase a total of 1,500,000 shares of common stock and options to purchase 152,500 shares of Common Stock expired. The Company also cancelled non-plan warrants to purchase 25,000 shares of Common Stock.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Shareholders was held on April 12, 2004 at which time the Company's shareholders authorized the Company to issue shares of its common stock upon conversion of the January 2004 Notes and the additional warrants to purchase 500,884 shares of its common stock issued to the placement agent by a vote of 7,800,256 for, 238,378 votes against, 127,555 abstaining.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

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

            99.1  Press Release dated August 13, 2004

         (b)      Reports on Form 8-K

         Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2004 announcing an exchange of debt for units consisting of preferred stock and warrants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MEDIABAY, INC.



Dated: August 13, 2004         By: /s/ Jeffrey Dittus
                                   --------------------------------------------
                                   Jeffrey Dittus
                                   Chief Executive Officer


Dated  August 13, 2004         By: /s/ John F. Levy
                                   --------------------------------------------
                                   John F. Levy
                                   Chief Financial Officer
                                   (principal accounting and financial officer)