Form 10-Q
period 2004-09-30
MEDIABAY INC
filed 2004-11-15
CIK 1040973

Microsoft Word 10.0.2627;1
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, there were 22,298,624 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.
                        QUARTER ENDED SEPTEMBER 30, 2004
                                    FORM 10-Q

                                      Index
                                                                            Page
PART I:  Financial Information

Item 1:   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at September 30, 2004
          and December 31, 2003, (unaudited)                                  3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 2004 and 2003, (unaudited)      4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2004 and 2003, (unaudited)               5

          Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          18

Item 3:   Quantitative and Qualitative Disclosures of Market Risk             37

Item 4.   Controls and Procedures                                             37


Part II:  Other Information

Item 2:   Changes in Securities and Use of Proceeds                           38

Item 6:   Exhibits                                                            38

          Signatures                                                          39

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 MEDIABAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                     (UNAUDITED)
                                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                                        2004             2003
                                                                                                   --------------   -------------
                                            Assets
Current Assets:
    Cash and cash equivalents...............................................................       $      1,746     $       683
    Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,851
       and $4,446 at September 30, 2004 and December 31, 2003, respectively.................              1,287           3,264
    Inventory...............................................................................              3,001           4,063
    Prepaid expenses and other current assets...............................................                158             215
    Royalty advances........................................................................                494             804
                                                                                                   ------------     -----------
        Total current assets................................................................              6,686           9,029
Fixed assets, net...........................................................................                209             227
Deferred member acquisition costs...........................................................              1,309           3,172
Deferred income taxes.......................................................................             14,753          14,753
Other intangibles...........................................................................                 52              54
Goodwill....................................................................................              9,658           9,658
                                                                                                   ------------     -----------
                                                                                                   $     32,667     $    36,893
                                                                                                   ------------     -----------

                             Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses...................................................       $      5,033     $    10,268
    Accounts payable, related party.........................................................                436             826
    Common stock subject to contingent put rights, current portion..........................                 --             350
    Short-term debt, net of original issue discount of $55 and $274 at September 30, 2004 and
       December 31, 2003, respectively......................................................                229           7,107
    Related party short-term debt, net of original issue discount of $142
       at December 31, 2003.................................................................                 --          10,643
                                                                                                   ------------     -----------
         Total current liabilities..........................................................              5,698          29,194
                                                                                                   ------------     -----------
Long-term debt, net of original issue discount of $1,131 at September 30, 2004..............             10,500              --
Related party long-term debt................................................................              7,386              --
Common stock subject to contingent put rights...............................................                 --             750
                                                                                                   ------------     -----------
         Total liabilities..................................................................             23,584          29,944
                                                                                                   ------------     -----------

Commitments and Contingencies                                                                                --              --

Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares of
    Series A and 3,350 shares of Series B issued and outstanding at September
    30, 2004 and December 31, 2003 and 43,527 and no shares of Series C issued and outstanding at September 30, 2004
    and December 31, 2003, respectively.....................................................              7,181           2,828
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 18,463,624
    and 13,057,414 at September 30, 2004 and December 31, 2003, respectively................             98,543          94,567
Contributed capital.........................................................................             17,436          11,569
Accumulated deficit.........................................................................           (114,077)       (102,015)
                                                                                                   ------------     -----------
Total stockholders' equity..................................................................              9,083           6,949
                                                                                                   ------------     -----------
                                                                                                   $     32,667     $    36,893
                                                                                                   ============     ===========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          Three months ended             Nine months ended
                                                                             September 30,                 September 30,
                                                                           2004          2003            2004           2003
                                                                   --------------- --------------  -------------- --------------
Sales, net of returns, discounts and allowances of $983 and
     $4,753, and $4,286 and $14,174 for the three and nine
     months ended September 30, 2004 and 2003, respectively            $    3,849     $    9,572      $   14,334     $   29,677
Cost of sales                                                               1,875          4,252           6,672         13,611
Cost of sales - strategic charges                                           2,100             --           2,100             --
Advertising and promotion                                                   1,131          2,069           3,758          7,528
Bad debt                                                                      203            931             823          2,734
General and administrative                                                  1,356          1,613           4,208          5,491
Depreciation and amortization                                                  28             65             116            263
                                                                   --------------- --------------  -------------- --------------
         Operating (loss) income                                          (2,844)            642         (3,343)             50
Interest expense, net of interest income                                      741            295           8,340          1,347
                                                                   --------------- --------------  -------------- --------------
         (Loss) income before income taxes                                (3,585)            347        (11,691)        (1,297)
Income tax expense                                                             --             --              --             --
                                                                   --------------- --------------  -------------- --------------
         Net (loss) income                                                (3,585)            347        (11,691)        (1,297)
Dividends on preferred stock                                                  199             62             378            183
                                                                   --------------- --------------  -------------- --------------
         Net (loss) income applicable to common shares                    (3,784)       $    285        (12,061)     $  (1,480)
                                                                   =============== ==============  ============== ==============

Basic and diluted (loss) income per share:
         Basic(loss)  income per common share                           $   (.21)       $    .02       $   (.73)      $   (.10)
                                                                   =============== ==============  ============== ==============
         Diluted (loss) income per common share                         $   (.21)       $    .02       $   (.73)      $   (.10)
                                                                   =============== ==============  ============== ==============

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        2004             2003
                                                                                     ----------       ----------
Cash flows from operating activities:
    Net loss applicable to common shares                                             $ (12,061)       $  (1,480)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                      116              263
        Non-cash beneficial conversion                                                   4,381
        Cost of sales - strategic charges                                                2,100               --
        Amortization of deferred member acquisition costs                                2,203            4,525
        Loss on extinguishment of debt                                                   1,532               --
        Non-current accrued interest and dividends                                       1,090              818
        Amortization of deferred financing costs and debt discount                       1,060              379
        Non-cash stock compensation                                                         82               --
        Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
           Decrease in accounts receivable, net                                          1,977            1,389
           Decrease in inventory                                                            62              468
           (Increase) decrease in prepaid expenses                                        (40)               78
           Increase in royalty advances                                                  (790)             (26)
           Increase in deferred member acquisition costs                                 (339)          (2,383)
           Decrease in accounts payable and accrued expenses                           (5,655)          (2,381)
                                                                                     ----------       ----------
                  Net cash (used in) provided by operating activities                  (4,282)            1,650
                                                                                     ----------       ----------
Cash flows from investing activities:
        Acquisition of fixed assets                                                       (77)             (15)
        Assets acquired, net of cash                                                        --            (148)
        Acquisition of intangible assets                                                  (20)            (102)
                                                                                     ----------       ----------
                  Net cash used in investing activities                                   (97)            (265)
                                                                                     ----------       ----------
Cash flows from financing activities:
        Proceeds from exercise of stock options and warrants                                 1               --
        Net proceeds from issuance of long-term debt                                    13,500               --
        Payment of long-term debt                                                      (5,987)          (1,390)
        Increase in deferred financing costs                                           (2,071)             (40)
        Proceeds from issuance of Preferred Stock                                           --              348
        Payments  made in  connection  with  litigation  settlement
        recorded in contributed capital, net of cash received                               --            (690)
        Cash received from bridge loan investors                                            --              965
                                                                                     ----------       ----------
                  Net cash provided by (used in) financing activities                    5,442            (807)
                                                                                     ----------       ----------
Net increase in cash and cash equivalents                                                1,063              578
Cash and cash equivalents at beginning of period                                           683              397
                                                                                     ----------       ----------
Cash and cash equivalents at end of period                                           $   1,746        $     975
                                                                                     ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1) ORGANIZATION

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

Stock-Based Compensation

         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                                                       Three Months Ended                Nine Months
                                                                          September 30,               Ended September 30,
                                                                       ------------------      --------------------------
                                                                        2004        2003        2004           2003
                                                                        ----        ----        ----           ----
Net (loss) income applicable to common shares,
      as reported                                                     $(3,784)     $   285     $ (12,061)    $  (1,480)
Add:  Stock-based employee compensation expense included in
      reported net loss applicable to common shares, net of
      related tax effects                                                   --          --             --            --
Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                         (206)       (601)         (1,828)        (637)
                                                                      ---------    --------    -----------    ---------
Pro forma net (loss) income applicable to common shares               $(3,990)     $ (316)     $  (13,889)    $ (2,117)
                                                                      =========    ========    ===========    ==========
Net (loss) income per share:
Basic and diluted - as reported                                       $  (.21)     $   .02     $     (.73)    $   (.10)
                                                                      =========    ========    ===========    ==========
Basic and diluted - pro forma                                         $  (.22)     $ (.02)     $     (.85)    $   (.15)
                                                                      =========    ========    ===========    ==========

         No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:


                                                                                       RISK-FREE       FAIR VALUE PER
         DATE                   NO. OF SHARES    EXERCISE PRICE     VOLATILITY       INTEREST RATE          SHARE
         ----                   -------------    --------------     ----------       -------------          -----
First Nine Months 2004            3,607,500          $0.92              97%              4.00%             $0.51
First Nine Months 2003            2,213,856          $0.97             165%              4.85%             $0.29

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

         The Company amortizes other intangible assets over their estimated useful lives over periods from three to seven years. Other intangible assets primarily relate to mailing and non-compete agreements, customer lists, and license agreements associated with the Company's Audio Book Club and Radio Spirits divisions. Amortization expense for other intangible assets was $2 and $30 for the three months ended September 30, 2004 and 2003, respectively and $30 and $151 for the nine months ended September 30, 2004 and 2003, respectively. The Company estimates intangible amortization expenses of the following:

  Three months ended December 31, 2004              $     2
                       Year ended 2005                    8
                       Year ended 2006                    8
                       Year ended 2007                    8
                       Year ended 2008                    1
                                        --------------------
                                 Total              $    27
                                        ====================

         The following table presents details of Other Intangibles at September 30, 2004 and December 31, 2003:

                                                September 30, 2004                            December 31, 2003
                                     -----------------------------------------    ------------------------------------------
                                                  Accumulated                                  Accumulated
                                        Cost      Amortization        Net           Cost       Amortization         Net
                                       -------    ------------        ---           ----       ------------         ---
Mailing Agreements                     $   592     $       592       $   --       $   592      $        592        $  --
Customer Lists                           4,380           4,380           --         4,380             4,380           --
Non-Compete Agreements                     313             286           27           313               264           49
Other                                       25              --           25             5                --            5
                                       -------     ------------       -----       -------      ------------        -----
Total Other Intangibles                $ 5,310     $     5,258        $  52       $ 5,290      $      5,236        $  54
                                       =======     ===========        =====       =======      ============        =====

         Goodwill of $9,658 as of September 30, 2004 and December 31, 2003 is attributable to the Company's Radio Spirits business. The Company completed its annual impairment tests as of October 31, 2003, which did not result in an impairment loss.

(4) DEBT

                                                                                  As of
                                                                    September 30,        December 31,
                                                                         2004                 2003
                                                                    -------------        ------------
     Credit agreement, senior secured bank debt,                    $          --        $      2,925
     Credit agreement, senior secured debt,
     net of original issue discount                                         8,453                  --
     Subordinated debt                                                      1,600               3,200
     Premier debt, net of original issue discount                             676                  --
     October 2003 Notes and related accrued interest,
     net of original issue discount                                            --                 982
     Related party notes and related accrued interest,
     net of original issue discount                                         7,386              10,643
                                                                    -------------        ------------
     Total Debt                                                            18,115              17,750
              Less: Current Portion                                         (229)            (17,750)
                                                                    -------------        ------------
     Long-Term Debt                                                 $      17,886        $         --
                                                                    =============        ============

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

         MediaBay used a portion of the $8,600 of funds received under the New Credit Agreement to satisfy all of its outstanding obligations under (i) promissory notes that it issued in October 2003 in the aggregate principal amount of $1,065, and (ii) its prior Credit Agreement, which had an outstanding principal balance of approximately $1,386. The Company has included in interest expense a loss on early extinguishment of debt of $73 related to unamortized original issue discount relating to promissory notes that it issued in October 2003 and a loss on early extinguishment of debt of $116 related to unamortized debt discount relating to the prior Credit Agreement.

         The Principal Shareholder and an affiliate of the principal shareholder, which held a $500 principal amount note and 25,000 shares of Series A Convertible Preferred Stock, consented to the New Credit Agreement and the other transactions described above and entered into a subordination agreement with Zohar. The New Credit Agreement required the aggregate amount of principal and interest owed by MediaBay to the Principal Shareholder and the affiliate of the Principal Shareholder be reduced to $6,800 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800 if MediaBay does not raise at least $2,000 in additional equity in the two years after the execution of the New Credit Agreement.

         On April 28, 2004, to reduce its debt to $6,800, the Principal Shareholder and his affiliate agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of their $500 Note, $1,000 Note, $150 Note and $350 Note, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $1,833 and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Warrants are exercisable until April 28, 2014 at an exercise price of $0.53. The Series C Preferred Stock has a liquidation preference of $100 per share. On May 25, 2004, a fairness opinion was received from an independent investment banking firm, and, pursuant to the agreements described above, the exchange of debt for units occurred. The transactions described above resulted in a charge to earnings for debt inducement pursuant to SFAS 84 estimated at $391.

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

         Premier Debt

         MediaBay has also entered into a settlement agreement, dated as of April 1, 2004, with Premier Electronic Laboratories, Inc. ("Premier"). Pursuant to the settlement, among other things, MediaBay is paying Premier $950 in exchange for Premier waiving its right to put its shares of Common Stock to MediaBay pursuant to a Put Agreement dated December 11, 1998. MediaBay's obligation under the Put Agreement was reduced by $150 in exchange for relinquishing certain leases for real property. MediaBay paid $14 on closing and is paying the remaining balance over six years in monthly payments starting at $7 in July 2004 and increasing to $19 from May 2007 through April 2010.

(5) STOCKHOLDERS' EQUITY AND STOCK OPTIONS AND WARRANTS

         Stock Options and Warrants

         From January 1, 2004 to September 30, 2004, the Company issued options to purchase 4,657,500 shares of its common stock to certain officers, employees, directors and consultants to the Company under its stock option plans. The Company also cancelled options to purchase 1,500,000 shares of its common stock and options to purchase 828,000 shares of its common stock expired.

         In addition, the Company issued warrants to purchase 3,098,830 of its common stock in connection with the January 2004 Convertible Debt described immediately below, and warrants to purchase 11,160,768 shares of its common stock to the Principal Shareholder and his affiliate in connection with the debt reduction required by the April 2004 Senior Debt as described in Note 4 above. The Company also issued non-plan warrants to purchase 216, 250 shares of its common stock to holders of the $1,065 principal amount of promissory notes that it issued in October 2003 in the aggregate principal amount of $1,065 ("October 2003 Note"), as previously agreed to under the terms the October 2003 Note. The Company also cancelled non-plan warrants to purchase 339,940 shares of its common stock. Non-plan options to purchase 8,000 shares of our common stock at $.10 were exercised during the nine months ended September 30, 2004.

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

         The Company accounted for the issuance of the January 2004 debt and its subsequent conversion in accordance with Emerging Issues task Force No. 00-27, "Application of Issue No. 95-5 to Certain Convertible Instruments". Accordingly, the Company recorded an expense of $3,991 as beneficial conversion expenses at the date of the conversion. The Company also recorded in interest expense a loss on early extinguishment of debt for the unamortized debt discount relating to the expenses incurred in the transaction and the relative fair value of the warrants issued in the transaction totaling $1,343.

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

(6)      COST OF SALES - STRATEGIC CHARGES

         The Company has conducted a review of its operations including product offerings, marketing methods and fulfillment. The Company is committed to digitizing and encoding its library of spoken word content that includes audiobooks and famous Old Time Radio shows, including The Shadow, Amos and Andy, Jack Benny, Dragnet, Gunsmoke and more. By making its content available to the digital customer, it believes it can expand the market for its audio content and may be able to significantly reduce the cost of delivery. The Company believes this distribution strategy could lead to increased revenues and potentially put the Company on a track to profitability.

         In October 2004 the Company and Microsoft announced that they are working together to offer a wide range of audiobook titles via download to the millions of MSN(R) users in the United States. Among the audiobook titles we will exclusively offer on the MSN Music service are those from the nation's largest audiobook publishers. MSN attracts more than 350 million unique users worldwide per month. With localized versions available globally in 39 markets and 20 languages, MSN is a world leader in delivering Web services to consumers and online advertising opportunities to businesses worldwide.

         In October 2004 the Company also announced that it had signed a multi-year agreement with Celebrity Newsletter LLC to develop television personality and syndicated talk show host, Larry King's, On-line Audiobook and Entertainment Club. The Company intends to design The Larry King Audiobook Club to meet, what it believes, are its customers' needs for an easy to use online retail experience. The Company is working to give its members more choice, better customer service, and great prices for repeat buyers.

         The Company believes that many of its key operating metrics may be improved by its transition from a predominantly mail order business to an Internet based business. The Company hopes to reduce its return rates, lower its bad debt rates and reduce printing and fulfillment costs.

         As a result of these third quarter decisions, the Company has recorded $2,100 of strategic charges for the three months ended September 30, 2004. These charges include: $1,000 of inventory written down to net realizable value due to a reduction in Audio Book Club members and the Company's new focus on delivering spoken word products via downloads and $1,100 of write-downs to royalty advances paid to audiobook publishers and other license holders, which the Company does not believe will be recoverable due to its new focus on delivering spoken word products via downloads.

(7) INTEREST EXPENSES

         The following table presents details of interest expense for the three and nine months ended September 30, 2004 and 2003 as follows:

                                                                           Three Months Ended       Nine Months Ended
                                                                             September 30,            September 30,
                                                                           ------------------       -----------------
                                                                            2004        2003          2004     2003
                                                                           ------      ------       -------   -------
Interest Accrued or Paid:
Credit agreement, senior secured bank debt,                                $  --       $   55       $   42    $  192
Credit agreement                                                             274           --          459        --
January 2004 Notes                                                            --           --           49        --
Subordinated debt                                                             37           83          158       231
October 2003 Notes                                                            --           --           63        --
Forgiveness of interest to trade creditors                                    --        (192)            2      (90)
Related party notes                                                          166          218          602       635
                                                                           -----       ------       ------    ------
   Total interest accrued or paid                                            477          164        1,375       968
                                                                           -----       ------       ------    ------

Amortization of Debt Discount:
Credit agreement, senior secured bank debt                                   (12)          25           25        60
Credit agreement                                                             266           --          371        --
January 2004 Notes                                                            --           --          442        --
Premier debt                                                                  15           --           20        --
October 2003 Notes                                                            --           --           59        --
Related party notes                                                           --          106          142       319
                                                                           -----       ------       ------    ------
   Total amortization of debt discount                                       269          131        1,059       379
                                                                           -----       ------       ------    ------

Loss on Early Extinguishment of Debt:
Loss on early extinguishment of January 2004 Notes                            --           --        1,343        --
Loss on early extinguishment of senior secured bank debt                      --           --          116        --
Loss on early extinguishment of October 2003 Notes                            --           --           73        --
   Total loss on early extinguishment of debt                                 --           --        1,532        --

Beneficial conversion expense of January 2004 Notes                           --           --        3,991        --
Expense of inducement to convert, related party notes                         --           --          391        --
                                                                           -----       ------       ------    ------
   Total loss on early extinguishment of debt                                 --           --        4,382        --
                                                                           -----       ------       ------    ------

   Interest expense                                                          746          295        8,348        --
Less: Interest income                                                          5           --            8        --
                                                                           -----       ------       ------    ------
                         Net Interest expense                              $ 741       $  295       $8,340    $1,347
                                                                           =====       ======       ======    ======

(8) NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         Basic income (loss) earnings per share was computed using the weighted average number of common shares outstanding for the three and nine months ended September 30, 2004 of 18,463,624 and 16,432,589, respectively and for the three and nine months ended September 30, 2003 of 14,128,179 and 14,269,529, respectively.

         For the three months ended September 30, 2004 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 25,021 common equivalent shares, as calculated under the treasury stock method and 24,008,750 common equivalent shares relating to convertible subordinated debt and preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $368 for the three months ended September 30, 2004.

         For the nine months ended September 30, 2004 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 876,933 common equivalent shares, as calculated under the treasury stock method and 19,542,673 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $984 for the nine months ended September 30, 2004.

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

(9) SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest expense was $852 and $412 for the nine months ended September 30, 2004 and 2003, respectively.

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

(10) SEGMENT REPORTING

         For 2004 and 2003, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs; and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company did not expend any funds or receive any income in the nine months ended September 30, 2004 and 2003 from its newest subsidiary RadioClassics, which is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                      Corporate    ABC        RSI      Mbay.com   Inter-segment      Total
                                                      --------------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --   $  2,654   $  1,154    $     52       $ (11)       $  3,849
Profit (loss) before depreciation and amortization,
interest and dividends                                    (353)    (2,103)      (270)        (99)            9        (2,816)
Depreciation and amortization                                 2         17          9          --           --             28
Interest expense                                            740         --          1          --           --            741
Dividends on preferred stock                                199         --         --          --           --            199
Net (loss) income applicable to common shares           (1,294)    (2,120)      (280)        (99)            9        (3,784)
Total assets                                                 --     19,096     13,623          10         (62)         32,667
Acquisition of fixed assets                                  --         10         --          --           --             10

THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                      Corporate    ABC        RSI      Mbay.com   Inter-segment      Total
                                                      --------------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --   $  6,493   $  3,071    $     42      $    (34)      $   9,572
Profit (loss) before depreciation and amortization,
interest and dividends                                    (532)        541        813       (118)              3            707
Depreciation and amortization                                30         25         10          --             --             65
Interest expense                                            292         --          3          --             --            295
Dividends on preferred stock                                 62         --         --          --             --             62
Net (loss) income applicable to common shares             (916)        516        800       (118)              3            285
Total assets                                                 --     28,397     16,441           3           (68)         44,773
Acquisition of fixed assets                                  --         --         --          --             --             --

Nine Months Ended September 30, 2004

                                                      Corporate    ABC        RSI      Mbay.com   Inter-segment      Total
                                                      --------------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --   $  9,719     $4,514    $    158     $     (57)        $14,334
Profit (loss) before depreciation and amortization,
interest and dividends                                  (1,194)    (2,229)        501       (315)             10        (3,227)
Depreciation and amortization                                22         66         28          --             --            116
Interest expense                                          8,337         --         3          --              --          8,340
Dividends on preferred                                      378         --        --          --              --            378
stock
Net (loss) income applicable to common shares           (9,931)    (2,295)        470       (315)             10       (12,061)
Total assets                                                 --     19,096     13,623          10           (62)         32,667
Acquisition of fixed assets                                  --         68          9          --             --             77

Nine Months Ended September 30, 2003

                                                      Corporate    ABC        RSI      Mbay.com   Inter-segment      Total
                                                      --------------------------------------------------------------------------
Sales, net of returns, discounts and allowances         $    --   $ 21,873    $ 7,781    $     94      $    (71)      $  29,677
Profit (loss) before depreciation and amortization,
interest and dividends                                  (1,802)      1,351      1,172       (415)              7            313
Depreciation and amortization                               151         79         33          --             --            263
Interest expense                                          1,337         --        10           --             --          1,347
Dividends on preferred                                      183         --        --           --             --            183
stock
Net (loss) income applicable to common shares           (3,473)      1,272      1,129       (415)              7        (1,480)
Total assets                                                 --     28,397     16,441           3           (68)         44,773
Acquisition of fixed assets                                  --         13          2          --             --             15

(11) RECENT ACCOUNTING PRONOUNCEMENTS

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

(12) SUBSEQUENT EVENTS

         Stock Options

         From October 1, 2004 to November 12, 2004, the Company issued options to purchase 925,000 shares of MediaBay common stock to directors, employees and consultants.

         Sale of Equity

         On October 11, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it issued to the purchasers thereunder an aggregate of 1,800,000 shares (the "Shares") of the Company's common stock, no par value per share (the "Common Stock"), and warrants to purchase 400,000 shares of Common Stock (the "Warrants"). The purchasers paid an aggregate purchase price of $900 for the Shares and Warrants. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.83 per share during the five (5)-year period commencing on October 11, 2004.

         Conversion of Debt

         In October 2004, the holder of a $1,600 convertible note ("ABC Note") converted $1,000 principal amount of the ABC Note, such that the holder received 600,000 and 1,400,000 shares of the Company's Common Stock, respectively, on October 6, 2004 and October 7, 2004. Following the conversion, the principal amount of the ABC Note was reduced to $600.

         Licensing Agreement

         In the fourth quarter of 2004, the Company issued to Celebrity Newsletter LLC ("CNL") 25,000 shares of common stock pursuant to a multi-year agreement to develop television personality and syndicated talk show host, Larry King's on-line audiobook and entertainment club.

         Amendment to New Credit Agreement

         In November 2004, the New Credit Agreement was amended to amend the definition of Adjusted EBITDA to exclude the $2.1 million of Cost of Sales - Strategic Charges discussed above and to allow the Company to retain the entire $900,000 received in the Sale of Equity discussed below.

         Pro Forma Balance Sheet

         The following pro forma balance sheet reflects the effects of the following:

      o The issuance of an aggregate of 1,800,000 shares of the Company's common stock for $900,000,
      o The conversion rights of $1,000 principal amount of the ABC Note into 2,000,000 shares of Common Stock and
      o  The issuance to CNL of 25,000 shares of Common Stock.

Condensed Pro Forma Balance Sheet

                                                                                    Pro Forma
                                         September 30,     Pro Forma              September 30,
                                              2004        Adjustments    Notes        2004
Assets

Current Assets:

Cash and cash equivalents               $    1,746        $    900         1    $      2,646
 Accounts receivable, net                    1,287                                     1,287
 Inventory                                   3,001                                     3,001
 Prepaid expenses and other current
   assets                                      158                                       158
 Royalty advances                              494                                       494
                                        ----------        --------              ------------
 Total current assets                        6,686             900                     9,686

 Fixed assets, net                             209                                       209
 Deferred member acquisition costs           1,309                                     1,309
 Deferred income taxes                      14,753                                    14,753
 Other intangibles                              52              16         2              68
 Goodwill                                    9,658                                     9,658
                                        ----------        --------              ------------
                                        $   32,667        $    916              $     33,583
                                        ==========        ========              ============

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable and accrued expenses   $    5,033                                     5,469
 Accounts payable, related parties             436                                       436
 Short-term debt, net                          229                                       229
                                        ----------                              ------------
   Total current liabilities                 5,698                                     5,698

 Long-term debt, net                        10,500          (1,000)        3           9,500
 Related party long-term debt, net           7,386                                     7,386
                                        ----------        --------              ------------
   Total liabilities                        23,584          (1,000)                   22,584
                                        ----------        --------              ------------


 Preferred stock                             7,181                                     7,181
 Common stock                               98,543             900         1         100,443
                                                             1,000         3
 Contributed capital                        17,436              16         2          17,452
 Accumulated deficit                      (114,077)                                 (114,077)
                                        ----------        --------              ------------
  Total stockholders' equity                 9,083           1,916                    10,999
                                        ----------        --------              ------------
                                        $   32,667        $    916              $     33,583
                                        ==========        ========              ============

Notes:

1. To reflect the issuance of an aggregate of 1,800,000 shares of the Company's common stock for $900,000.
2. To reflect the issuance to CNL 25,000 unregistered shares MediaBay's common stock.
3. To reflect the partial exercise of conversion rights under the ABC Note (the "Exercises"), such that the holder received 600,000 and 1,400,000 shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our history of losses; the success of our new digital media distribution strategy and new Larry King initiatives, our ability to anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies; product returns; member attrition and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2003. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

INTRODUCTION

         We are a seller of spoken audio and nostalgia products, including audiobooks and old-time radio shows, through direct response, retail and Internet channels. Our content and products are sold in multiple formats, including physical (cassette and compact disc) and secure digital download formats.

         We are digitizing and encoding our library of spoken word content that includes audiobooks and famous Old Time Radio shows, including The Shadow, Amos and Andy, Jack Benny, Dragnet, Gunsmoke and more. By making our content available to the digital customer, we believe we can expand the market for our audio content and we may be able to significantly reduce the cost of delivery. We believe this distribution strategy could lead to increased revenues and potentially put the Company on a track to profitability.

         In October 2004, the Company and Microsoft announced that we are working together to offer a wide range of audiobook titles via download to the millions of MSN(R) users in the United States. Among the audiobook titles we will exclusively offer on the MSN Music service (http://www.music.msn.com) are those from many of the nation's largest audiobook publishers.

         This new relationship complements the already extensive MSN Music service catalog, which provides music fans with an easy, comprehensive service for discovering and downloading legal digital music. MSN Music offers simple sign-up, no-hassle purchasing and superior sound quality, either through a Web browser or the new Microsoft(R) Windows Media(R) Player 10. We believe that MSN will provide us with access to the growing number of audiobook listeners who are using the Internet more and more to access their entertainment and information needs, as well as attract new listeners who are unfamiliar with the format. We believe that the growth of the MSN Music Service will be driven by the launch of approximately 70 new portable media devices with Microsoft's digital rights management software.

         MSN attracts more than 350 million unique users worldwide per month. With localized versions available globally in 39 markets and 20 languages, MSN is a world leader in delivering Web services to consumers and online advertising opportunities to businesses worldwide.

         In October 2004, we also announced that we had signed a multi-year agreement to with Celebrity Newsletter LLC to develop television personality and syndicated talk show host, Larry King's, On-line Audiobook and Entertainment Club. We intend to design The Larry King Audiobook Club to meet, what we believe, are our customers' needs for an easy to use online retail experience. We are working to give our members more choice, better customer service, and great prices for repeat buyers. In addition, we plan to offer a variety of exclusive audio content and entertainment to our members as an added benefit of membership.

         We believe that many of our key operating metrics may be improved by our transition from a predominantly mail order business to an Internet based business. We hope to reduce our return rates, lower our bad debt rates and reduce our printing and fulfillment costs.

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

         At September 30, 2004, we have a remaining net deferred tax asset in the amount of $14.8 million. Should we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to our deferred tax asset would increase income in the period such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded as an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the period such determination is made.

         Goodwill

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. At September 30, 2004, we had $9.7 million of goodwill, all of which related to our Radio Spirits operations. If conditions or circumstances were to change resulting in a deterioration of our Radio Spirits business, a future impairment of goodwill could be necessary.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                            Three Months                              Nine Months
                                                         Ended September 30,                      Ended September 30,
                                                       2004                  2003                  2004             2003
                                                  ----------------      ----------------      ------------     ----------------
Sales.......................................              100%                 100%                 100.0%          100.0%
Cost of sales...............................             48.7                  44.4                  46.5             45.9
Cost of sales - strategic charges...........             54.6                  --                    14.7             --
Advertising and promotion...................             29.4                  21.6                  26.2             25.4
Bad debt expense                                          5.3                   9.7                   5.7              9.2
General and administrative expense..........             35.2                  16.9                  29.4             18.5
Depreciation and amortization expense.......              0.7                   0.7                   0.8              0.9
Interest expense, net.......................             19.3                   3.1                  58.2              4.5
Income tax expense (benefit)................             --                    --                    --               --
                                                  ----------------      ----------------      ------------     ----------------
Net (loss)..................................            (93.1)                  3.6                 (81.6)            (4.4)
Dividends on preferred stock................              5.2                   0.6                   2.6              0.6
                                                  ================      ================      ============     ================
Net (loss) applicable to common shares......            (98.3)%                 3.0%                (84.2)%           (5.0)%
                                                  ================      ================      ============     ================


RESULTS OF OPERATIONS

         Three months ended September 30, 2004 compared to three months ended September 30, 2003:

NET SALES
        (In thousands)                                         CHANGE FROM
                                   2003              2004      2003 TO 2004    % CHANGE
                                   ----              ----      ------------     --------
AUDIO BOOK CLUB                  $6,493            $2,654         $(3,839)       (59.1) %
                       ----------------------------------------------------------------------
RADIO SPIRITS
   Catalog                          916               515            (401)      (43.8)
   Wholesale                      1,327               287          (1,040)      (78.4)
   Continuity                       794               341            (453)      (57.1)
                       ----------------------------------------------------------------------
                                  3,037             1,143          (1,894)      (62.4)
                       ----------------------------------------------------------------------
MediaBay.com                         42                52               10       23.8
                       ----------------------------------------------------------------------
                                 $9,572            $3,849         $(5,723)       (59.8) %
                       ======================================================================

         Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members. For the three months ended September 30, 2004, the Audio Book Club spent $110,000 to attract new members, a reduction of $381,000, or 77.6%, from the amount spent to attract new members of $491,000 during the three months ended September 30, 2003. Audio Book Club attracted approximately 4,540 new members in the three months ended September 30, 2004 as compared to approximately 24,558 members in the three months ended September 30, 2003. The reduction of advertising spending compared to historical levels occurred throughout the year ended December 31, 2003 and the first nine months of 2004. For the year ended December 31, 2003, advertising expenditures to attract new members were down 74.7%, from the amount spent to attract new members during the year ended December 31, 2002. Audio Book Club attracted approximately 134,000 new members in the year ended December 31, 2003 as compared to approximately 290,000 new members in the year ended December 31, 2002.

         The decrease in Radio Spirits catalog sales of $401,000, or 43.8%, is principally attributable to lower sales from catalogs mailed in the third quarter of 2004 due to less new product introduced into the catalogs during the quarter and the timing of shipments from the catalog mailed in September 2004. The Company has begun to develop more new product offerings and is beginning to offer other nostalgia products in the catalogs beginning in September 2004. Wholesale sales of old-time radio products decreased principally due to lower orders from mass merchants and other retailers and the timing of 2004 holiday sales.

         Sales of our World's Greatest Old-Time Radio continuity program decreased for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, principally due to the reduction in our advertising expenditures for new members. For the three months ended September 30, 2004, we did not spend any money to attract new continuity customers, compared to $60,000 spent to attract new customers during the three months ended September 30, 2003.


Cost of Sales
(In thousands)                      2003                             2004
                        ------------------------------  --------------------------------
                                          As a %                            As a %                From 2003 to 20004
                               $        of Net Sales            $        of Net Sales           Change        % Change
                                        ------------                     ------------           ------        --------
Audio Book Club             $  2,796      43.1%              $  1,275        48.0%             $   (1,521)      (54.4)%

Radio Spirits
   Catalog                       411      44.9%                   242       47.0%                    (169)     (41.1)%
   Wholesale                     761      57.3%                   229       79.8%                    (532)     (69.9)%
   Continuity                    284      35.8%                   129       37.8%                    (155)     (54.6)%
                        ------------------------------  -------------------------------- -----------------------------------
Total Radio Spirits            1,456      47.9%                   600       52.5%                    (856)     (58.8)%
                        ------------------------------  -------------------------------- -----------------------------------

MediaBay.com                      --        --                     --        --                         --        --
                        ------------------------------

Cost of Sales - Before
Strategic Charges              4,252      44.4%                 1,875       48.7%                    2,377     (55.9)%

                        ------------------------------  -------------------------------- -----------------------------------
Cost of Sales -
Strategic Charges                 --        --                  2,100       54.6%                    2,100        --
                        ------------------------------  -------------------------------- -----------------------------------
                            $  4,252      44.4%              $  3,975      103.3%                $   (277)      (6.5)%
                        ==============================  ================================ ===================================

         The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 59.1% as described above. Cost of sales as a percentage of sales at Audio Book Club for the three months ended September 30, 2004 was 48.0%, compared to 43.1% for 2003. The increase in cost of sales as a percentage of sales is principally due to an increase in product costs as a percentage of sales since smaller active membership required us to purchase finished goods from publishers rather than the licensing and manufacture of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers, higher sales of unabridged and CD titles with higher costs, higher manufacturing costs due to lower volumes and the offering of more discounted titles in our catalogs in an effort to increase sales.

         The principal reason for the decline in cost of sales at Radio Spirits was a reduction in sales of 62.4% as described above. As a percentage of sales, cost of sales at Radio Spirits increased to 52.5% for the three months ended September 30, 2004 from 47.9% for the three months ended September 30, 2003. Cost of catalog sales increased as a percentage of sales to 47.0% for the three months ended September 30, 2004 as compared to 44.9% for the three months ended September 30, 2003 principally due to more sales of discounted items. The cost of wholesale sales as percentage of sales increased to 79.8% for the three months ended September 30, 2004 as compared to 57.3% for the three months ended September 30, 2003 principally due to sales to discounters of discontinued items in the third quarter of 2004.

         The Company has conducted a review of its operations including product offerings, marketing methods and fulfillment. The Company is committed to digitizing and encoding its library of spoken word content and making its content available to the digital customer as described in the introduction to this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Also as described in this Item 2, the Company announced that it had signed a multi-year agreement with Celebrity Newsletter LLC to develop television personality and syndicated talk show host, Larry King's, On-line Audiobook and Entertainment Club. The Company intends to design The Larry King Audiobook Club to meet, what it believes, are its customers' needs for an easy to use online retail experience.

         As a result of these third quarter decisions, the Company has recorded $2,100 of strategic charges for the three months ended September 30, 2004. These charges include: $1,000 of inventory written down to net realizable value due to a reduction in Audio Book Club members and the Company's new focus on delivering spoken word products via downloads and $1,100 of write-downs to royalty advances paid to audiobook publishers and other license holders, which the Company does not believe will be recoverable due to its new focus on delivering spoken word products via downloads.


Advertising and Promotion
                                                                                 From 2003 to 2004
                                                  2003            2004          Change       % Change
                                                  ----            ----          ------       --------
(In thousands)
Audio Book Club
    New Member                                        $  492         $  110         $(382)    (77.6)%
   Current Member                                        393            251          (142)    (36.1)%
                                                  --------------------------------------------------------
Total Audio Book Club                                    885            361          (524)
                                                  --------------------------------------------------------
Radio Spirits
   Catalog                                               198            203              5     2.5%
   Wholesale                                             (7)              8             15      --
   Continuity                                             60             --           (60)      --
                                                  --------------------------------------------------------
Total Radio Spirits                                      251            211           (40)    (15.9)%
                                                  --------------------------------------------------------

New Projects                                              36             47             11     30.6%
                                                  --------------------------------------------------------
Total Spending                                         1,172            619          (553)    (47.1)%

Amount Capitalized                                     (498)           (96)          (402)    (80.7)%
Amount Amortized                                       1,395            608          (787)    (56.4)%
                                                  --------------------------------------------------------
Advertising and Promotion Expense                     $2,069         $1,131         $(938)    (45.3)%
                                                  --------------------------------------------------------

         Advertising and promotion expenses decreased $938,000 to $1.1 million for the three months ended September 30, 2004 as compared to $2.1 million in the prior comparable period. Actual advertising expenditures for the three months ended September 30, 2004 decreased $552,000 to $619,000 from $1.2 million during the three months ended September 30, 2003. The decrease was due to a minimal amount of new member marketing for Audio Book Club new members due to cash constraints and decreased advertising to existing members due to the reduction in Audio Book Club membership because of normal attrition with no marketing to replace leaving members. Radio Spirits continuity advertising was reduced due to cash constraints.

Bad Debt Expense
                                        2003                             2004                     From 2003 to2004
                               ------------------------        -------------------------        ----------------------
(In thousands)                              As a %                            As a %
                                  $      of Net Sales             $        of Net Sales         Change      % Change
                                -----    ------------           ------     ------------         ------     -----------
Audio Book Club                 $ 835        12.9 %              $ 180        6.8 %              (655)         (78.4)%
                                -----    ------------           ------     ------------         ------     -----------

Radio Spirits
Catalog                            --         --                    --          --                  --              --
Wholesale                           4        0.2%                    4         0.5%                 --              --
Continuity                         92        8.7%                   19         5.6%               (73)         (79.3)%
                                -----    ------------           ------     ------------         ------     -----------
                                   96                               23                            (73)         (46.0)%

MediaBay.com                       --         --                    --          --                  --              --
                                -----   ---------------   ------------   ----------------       $(728)         (78.2)%
                                $ 931        9.7%                $ 203         5.3%
                                =====   ===============   ============   ================       ======     ===========

         The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales of 59.1% as described above. Bad debt expense as a percentage of net sales at Audio Book Club for the three months ended September 30, 2004 was 6.8%, compared to 12.9% for the three months ended September 30, 2003. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new members, who typically have higher bad debt expense, since a lower number of new members were added in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.


General and Administrative

                                      2003                             2004                     From 2003 to2004
                               ------------------------        -------------------------        ----------------------
(In thousands)                              As a %                            As a %
                                  $      of Net Sales             $        of Net Sales         Change        % Change
                               ------    ------------          ------      ------------         ------        ---------
Audio Book Club                $  619            9.8%          $   555          20.9%               (64)         (10.5)%

Radio Spirits                     302           25.5%              298          25.8%                (4)          (1.3)%

MediaBay.com                      160          381.0%              151         290.4%                (9)          (5.6)%

Corporate                         532       --                     352            --               (180)         (33.8)%
                               ------    ------------          -------     ------------          ------        ---------
                               $1,613           16.8%          $ 1,356          35.2%              (257)         (16.0)%
                               ======    ============          =======     ============          =======       =========

         The decrease in general and administrative expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003 and reductions in insurance costs.

Depreciation and Amortization


                                                       2003            2004
                                                   --------------  --------------
(In thousands)
Depreciation
Audio Book Club                                             $ 25             $17
Radio Spirits                                                 10               9
Total depreciation                                            35              26

Amortization
Corporate                                                     30               2
                                                   --------------  --------------
Total depreciation and amortization                          $65             $28
                                                   ==============  ==============

         The decrease in depreciation and amortization expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2003.

Interest Expense

                                                            2003           2004         Change
                                                            ----           ----         ------
(In thousands)
Total interest paid, net                                    $ 128           $ 312         $ 184
Accrued interest paid this period                              73              --          (73)
                                                           ------           -----         -----
Current interest paid                                          55             312           257
Interest accrued                                            (109)              --           109
Interest included in debt                                     218             165          (53)
Amortization of deferred financing costs and
original issue discount                                       131             269           138
                                                           ------           -----         -----
Total interest expense                                        295             746           451
Interest income                                                --             (5)           (5)
                                                           ------           -----         -----
Total interest expense, net                                 $ 295           $ 741         $ 446
                                                           ======           =====         =====

         The increase in interest expenses is principally due to increased debt and higher interest costs and amortization of debt discount relating to the financing transactions in the first nine months of 2004 as described in the Liquidity and Capital Resources section of this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

PREFERRED STOCK DIVIDENDS

                                                        2003            2004
                                                        ----            ----
(In thousands)
Dividends accrued on Series A Preferred Stock            $ 57            $ 57
Dividends accrued on Series B Preferred Stock               5               8
Dividends accrued on Series C Preferred Stock              --             134
Total dividends accrued on preferred stock            -------         -------
                                                         $ 62            $199

         The increase in preferred stock dividends for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 is due to the accrual of dividends for Series B Preferred Stock issued May 2003 and accrual of dividends on the Series C Preferred Stock issued in May 2004. Our Principal Shareholder agreed to exchange the principal of certain notes, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $3.8 million and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519,000 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Series C Preferred Stock accrues dividends at the rate of 9% per annum.


Income (Loss) Applicable to Common Stockholders
                                                                                                 From 2002 to 2003
                                                                     2003         2004        Change        % Change
                                                                     ----         ----        ------        --------
(In thousands)
Income (Loss) applicable to common stockholders                       $285        $(3,784)      $(4,069)       --

         Principally due to reduced sales and higher interest costs, partially offset by lower advertising, bad debt and general and administrative expenses, our net loss applicable to common shares for the three months ended September 30, 2004 increased $4.1 million to $3.8 million, or $.21 per diluted share as compared to a net income applicable to common shares for the three months ended September 30, 2003 of $285,000, or $.02 per diluted share of common stock.

         Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

Net Sales
              ($000's)                                      Change from
                                   2003              2004   2003 to 2004       % Change
                                   ----              ----   ------------       --------
Audio Book Club                $ 21,874           $ 9,719       $ (12,155)           (55.6)%
                       ----------------------------------------------------------------------
Radio Spirits
   Catalog                        3,101             2,125            (976)           (31.5)%
   Wholesale                      2,228             1,270            (958)           (43.0)%
   Continuity                     2,380             1,062          (1,318)           (55.4)%
                       ----------------------------------------------------------------------
                                  7,709             4,457          (3,252)           (42.2)%
                       ----------------------------------------------------------------------

MediaBay.com                         94               158               64             68.1%
                       ----------------------------------------------------------------------
                               $ 29,677          $ 14,334       $ (15,343)           (51.7)%
                       ======================================================================

         Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members. For the nine months ended September 30, 2004, the Audio Book Club spent $382,000 to attract new members, a reduction of $1.7 million, or 81.7%, from the amount spent to attract new members of $2.1 million during the nine months ended September 30, 2003. Audio Book Club attracted approximately 17,600 new members in the nine months ended September 30, 2004 as compared to approximately 129,400 new members in the nine months ended September 30, 2003. The lack of advertising spending also occurred throughout the year ended December 31, 2003. For the year ended December 31, 2003, the Audio Book Club spent $2.1 million to attract new members, a reduction of $6.2 million, or 74.7%, from $8.3 million spent to attract new members during the year ended December 31, 2002. Audio Book Club attracted approximately 134,000 new members in the year ended December 31, 2003 as compared to approximately 290,000 new members in the year ended December 31, 2002.

         The decrease in Radio Spirits catalog sales of $976,000, or 31.5%, is principally attributable to lower sales from catalogs mailed in 2004 due to reduced discounting in attempt to improve margins and a reduction in new product offerings in the catalog mailings. Based on the performance of these catalogs we have revised our mailings beginning in September 2004 to include more discounted products and have increased the number of new product offerings, including other nostalgia products. Wholesale sales of old-time radio products decreased principally due to lower sales to mass marketers and other retailers and the timing of holiday orders. Sales of our World's Greatest Old-Time Radio continuity program decreased for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, principally due lower membership because we reduced advertising expenditures for new members. For the nine months ended September 30, 2004, we spent $6,000 to attract new continuity customers; a reduction of $735,000, or 99.2% less, from the amount spent to attract new customers of $741,000 during the nine months ended September 30, 2003.

Cost of Sales
(In thousands)                      2003                             2004
                        ------------------------------  --------------------------------
                                         As a %                               As a %                From 2003 to 20004
                                $       of Net Sales             $         of Net Sales           Change           % Change
                             -------    ------------          -------      ------------           ------           --------

Audio Book Club              $ 9,621            44.0%          $4,500             46.3%          $ (5,121)          (53.2)%

Radio Spirits
   Catalog                     1,473            47.5%             921             43.4%              (552)          (37.4)%
   Wholesale                   1,427            64.0%             834             65.7%              (593)          (41.6)%
   Continuity                  1,086            45.6%             416             39.2%              (670)          (61.7)%
                            --------    ------------          -------      ------------          ---------         --------
Total Radio Spirits            3,986            51.7%           2,171             48.7%            (1,815)          (45.5)%
                            --------    ------------          -------      ------------          ---------         --------

MediaBay.com                       4             4.3%               1              0.6%                (3)          (75.0)%
                            --------    ------------          -------      ------------          ---------         --------

Cost of Sales Before
Strategic Charges             13,611            45.9%           6,672             46.5%            (6,939)          (51.0)%
                            --------    ------------          -------      ------------          ---------         --------

Cost of Sales -
Strategic Charges                 --        --                  2,100             14.7%              2,100               --
                            --------    ------------          -------      ------------          ---------         --------
                            $ 13,611            45.9%          $8,772             61.2%          $ (4,839)          (35.6)%
                            ========    ============          =======      ===========           ========          ========

         The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 55.6% as described above. Cost of sales as a percentage of sales at Audio Book Club for the nine months ended September 30, 2004 was 46.3%, compared to 44.0% for 2003. The increase in cost of sales as a percentage of sales is principally due to an increase in product costs as a percentage of sales since smaller active membership required us to purchase finished goods from publishers rather than the licensing and manufacture of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers, higher sales of unabridged and CD titles with higher costs, higher manufacturing costs due to lower volumes and the offering of more discounted titles in our catalogs in an effort to increase sales.

         The principal reason for the decline in cost of sales at Radio Spirits was a reduction in sales of 42.2% as described above. As a percentage of sales, cost of sales at Radio Spirits decreased to 48.7% for the nine months ended September 30, 2004 from 51.7% for the nine months ended September 30, 2003. Cost of catalog sales as a percentage of sales decreased principally due to fewer sales of discounted items. The cost of wholesale sales as percentage of sales for the nine months ended September 30, 2004 increased principally due to sales to discounters of discontinued products in the quarter ended September 30, 2004. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales decreased because the continuity sales for the nine months ended September 30, 2003 included heavily discounted introductory merchandise designed to attract new buyers. Since we did very little new customer marketing in the nine months ended September 30, 2004, very little of the product sales were of heavily discounted products.

         The Company has conducted a review of its operations including product offerings, marketing methods and fulfillment. The Company is committed to digitizing and encoding its library of spoken word content and making its content available to the digital customer as described in the introduction to this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Also as described in this Item 2, the Company announced that it had signed a multi-year agreement with Celebrity Newsletter LLC to develop television personality and syndicated talk show host, Larry King's, On-line Audiobook and Entertainment Club. The Company intends to design The Larry King

Audiobook Club to meet, what it believes, are its customers' needs for an easy to use online retail experience.

         As a result of these third quarter decisions, the Company has recorded $2,100 of strategic charges for the three months ended September 30, 2004. These charges include: $1,000 of inventory written down to net realizable value due to a reduction in Audio Book Club members and the Company's new focus on delivering spoken word products via downloads and $1,100 of write-downs to royalty advances paid to audiobook publishers and other license holders, which the Company does not believe will be recoverable due to its new focus on delivering spoken word products via downloads.


Advertising and Promotion
(In thousands)                                                                   From 2003 to 2004
                                                                                 -----------------
                                                  2003            2004          Change       % Change
                                                  ----            ----          ------       --------
Audio Book Club
    New Member                                       $ 2,082          $ 382      $ (1,700)       (81.7)%
   Current Member                                      1,507            885          (622)       (41.3)%
                                                  -------------------------------------------------------
Total Audio Book Club                                  3,589          1,267        (2,322)       (64.7)%
                                                  -------------------------------------------------------
Radio Spirits
   Catalog                                               696            543          (153)       (22.0)%
   Wholesale                                              29             19           (10)       (34.5)%
   Continuity                                            741              6          (735)       (99.2)%
                                                  -------------------------------------------------------
Total Radio Spirits                                    1,466            568          (898)       (61.3)%
                                                  -------------------------------------------------------

New Projects                                             340             61          (279)       (82.1)%
                                                  -------------------------------------------------------
Total Spending                                         5,395          1,896        (3,499)       (64.9)%

Amount Capitalized                                   (2,393)          (341)        (2,052)       (85.8)%
Amount Amortized                                       4,526          2,203        (2,323)       (51.3)%
                                                  -------------------------------------------------------
Advertising and Promotion Expense                     $7,528        $ 3,758      $ (3,770)       (50.1)%
                                                  =======================================================


         Advertising and promotion expenses decreased $3.8 million to $3.8 million for the nine months ended September 30, 2004 as compared to $7.6 million in the prior comparable period. Actual advertising expenditures for the nine months ended September 30, 2004 decreased $3.5 million to $1.9 million from $5.4 million during the nine months ended September 30, 2003. The decrease was due to a minimal amount of new member marketing for Audio Book Club new members, reduced spending on the World's Greatest Old-Time Radio continuity and reduced spending on new projects all due to cash constraints and restrictions placed on us by our new senior debt covenants and the reduction in Audio Book Club membership due to normal attrition with no marketing to replace leaving members.

Bad Debt Expense
                                      2003                             2004                     From 2003 to2004
                               ------------------------        -------------------------      ------------------------
(In thousands)                              As a %                            As a %
                               $         of Net Sales            $           of Net Sales         Change     % Change
                               ------    ------------           ------       ------------     ----------     --------
Audio Book Club                $2,528           11.6%           $  731               7.5%     $(1,797)         (71.1)%
                               ------    ------------           ------       ------------     ----------     --------
Radio Spirits
Catalog                            --             --
Wholesale                          11            0.5%               11               0.9%           --            --
Continuity                        195            8.2%               81               7.6%        (114)         (58.5)%
                               ------    ------------           ------       ------------     ----------     --------
                                  206                               92

                               ------    ------------           ------       ------------     ----------     --------
MediaBay.com                       --             --                --                 --           --            --
                               ------    ------------           ------       ------------     ----------     --------
                               $2,734            9.2%           $  823               5.7%     $(1,911)         (69.9)%
                               ======    ============           ======       ============     ==========     ========

         The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales of 55.6% as described above. Bad debt expense as a percentage of net sales at Audio Book Club for the nine months ended September 30, 2004 was 7.5%, compared to 11.6% for the nine months ended September 30, 2003. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new members, who typically have higher bad debt expense, since a lower number of new members were added in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

General and Administrative
                                      2003                             2004                     From 2003 to2004
                               -----------------------         -------------------------      ------------------------
(In thousands)                              As a %                            As a %
                               $         of Net Sales          $           of Net Sales         Change     % Change
                          -----------   ---------------   ------------   ----------------     --------     -----------
Audio Book Club                $2,184             10.0%          1,829              18.8%        (355)         (16.3)%

Radio Spirits                   1,001             13.0%            712              16.0%        (289)         (28.9)%

MediaBay.com                      504            536.2%            473             299.4%         (31)          (6.2)%

Corporate                       1,802                            1,194                           (608)         (33.7)%
                          -----------   ---------------   ------------   ----------------     --------     -----------
                               $5,491             18.5%         $4,208              29.4%      (1,283)         (23.4)%
                          ===========   ===============   ============   ================     ========     ===========

         The decrease in general and administrative expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 at Audio Book Club is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003 and lower insurance costs. The decrease in general and administrative expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 at Radio Spirits is principally due to a reduction in personnel, as a result of a restructuring, which occurred in September 2003, and lower insurance costs. The reduction in corporate general and administrative expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is principally due to a reduction in personnel, as a result of a restructuring, a reduction in accounting fees due principally to a change in our auditors and reduction in legal expenses partially offset by higher investor relations expenses.

Depreciation and Amortization
                                                          2003           2004
                                                      -------------- --------------
(In thousands)
Depreciation
Audio Book Club                                           $    79        $    67
Radio Spirits                                                  33             28
                                                      -------------- --------------
Total depreciation                                            112             95

Amortization
Corporate                                                     151             21
                                                      -------------- --------------
Total depreciation and amortization                       $   263        $   116
                                                      ============== ==============

         The decrease in depreciation and amortization expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2003.


Interest Expense

                                                         2003           2004         Change
                                                         ----           ----         ------
(In thousands)
Total interest paid                                       $   422         $   852       $   430
Accrued interest paid this period                              74              74            --
                                                        ---------       ---------     ---------
Current interest paid                                         348             778           430
Interest accrued                                             (14)              --            14
Interest included in debt                                     634             602          (32)
Amortization of deferred financing costs and
original issue discount                                       379           1,058           679

Loss on early extinguishment of debt                           --           1,532         1,532
Beneficial conversion expenses of January 2004 Notes
                                                               --           3,991         3,991
Expense of inducement to convert, related party debt
                                                               --             390           390
Total interest expense                                      1,347           8,351         7,004
Interest income                                                --            (11)          (11)
                                                        ---------       ---------     ---------
                                                         $  1,347        $  8,340      $  6,993
                                                        =========       =========     =========

         The increase in interest expenses is principally due to the recognition of expenses relating to our financing transactions in the first nine months of 2004 as described in the Liquidity and Capital Resources section of this Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations. These items which total $5.9 million include a loss on early extinguishment of debt of $1.5 million; beneficial conversion expenses of January 2004 Notes of $4.0 million and the expense of inducement to convert, related party debt of $390,000.

Preferred Stock Dividends
                                                      2003            2004
                                                      ----            ----
(In thousands)
Dividends accrued on Series A Preferred Stock           $   171         $   171
Dividends accrued on Series B Preferred Stock                12              23
Dividends accrued on Series C Preferred Stock                --             184
                                                     ----------       ----------
Total dividends accrued on preferred stock              $   183         $   378
                                                     ==========       =========

         The increase in preferred stock dividends for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is due to the accrual of dividends for Series B Preferred Stock issued May 2003 and accrual of dividends on the Series C Preferred Stock issued in May 2004. Our Principal Shareholder agreed to exchange the principal of certain notes, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $3.8 million and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519,000 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Series C Preferred Stock accrues dividends at the rate of 9% per annum.

Loss Applicable to Common Stockholders
                                                                             From 2002 to 2003
                                                2003            2004        Change      % Change
                                                ----            ----        ------      --------
(In thousands)
Loss applicable to common stockholders        $    1,480     $   12,061    $   10,581    714.9%
                                              ==========     ==========    ==========    ======

         Principally due to the increase in interest expenses relating to the recognition of expenses of our financing transactions in the first nine months of 2004 which total $6.0 million, a reduction in gross profit due to lower sales as described above and strategic charges of $2.1 million as described above, partially offset by lower advertising expenses and general and administrative expenses, our net loss applicable to common shares for the nine months ended September 30, 2004 increased $10.6 million to $12.1 million, or $.73 per diluted share as compared to a net loss applicable to common shares for the nine months ended September 30, 2003 of $1.5 million, or $.10 per diluted share of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders. During 2003 and the first nine months of 2004, we did not have sufficient cash to undertake marketing activities to the extent of historical levels. As a result, our member and customer bases eroded and our revenues declined significantly. Although our cash position as of September 30, 2004 improved considerably, we require additional financing to conduct sufficient marketing activities to execute our new digital strategy and the new Larry King initiatives. If we do not obtain the funds necessary to increase our advertising to acquire new members to expand our existing membership and customer bases, our revenue will continue to decline, which will continue to negatively impact our performance.

         For the nine months ended September 30, 2004, cash increased by $1.0 million, as we had net cash used in operating activities of $4.3 million, used net cash of $97,000 in investing activities and had cash provided by investing activities of $5.4 million.

         FINANCING ACTIVITIES:

         The following is a summary of our financing activities in the first nine months of 2004:

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

         Pursuant to an agreement dated April 28, 2004, on May 25, 2004 Huntingdon exchanged the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of Series C Preferred Stock convertible into an aggregate of 4,065,768 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 8,131,538 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53. If the amount of the Permissible Debt is required to be reduced due to MediaBay's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of common stock equal to two times the number of shares of preferred stock issuable upon conversion of the Series C Preferred Stock.

         Herrick and Huntingdon agreed not to demand repayment of their debt until the earlier of (i) the repayment of the New Credit Agreement or (ii) June 28, 2007.

         The remaining promissory notes held by Herrick, Huntingdon and the Trust are guaranteed by certain subsidiaries of the Company and secured by a lien on the assets of the Company and certain subsidiaries of the Company.

         In November 2004, the New Credit Agreement was amended to amend the definition of Adjusted EBITDA to exclude the $2.1 million of Cost of Sales - Strategic Charges discussed above and to allow us to retain the entire $900,000 received in the October Sale of Equity discussed below.

         New ABC Note

         Also on April 28, 2004, we repaid $1.6 million principal amount of the $3.2 million principal amount convertible note issued to ABC Investment, L.L.C. We issued a new $1.6 million note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of our common stock on the closing date was $0.48. In October 2004, ABC Investment, L.L.C., converted $1.0 million principal amount of the New ABC Note into 2.0 million shares of Common Stock.

         Settlement of Put Obligations

         We also entered into a settlement agreement with Premier Electronic Laboratories, Inc. ("Premier") dated April 1, 2004. Pursuant to the settlement, among other things, we agreed to pay Premier $950,000 in exchange for Premier waiving its right to put its shares of Common Stock to MediaBay pursuant to a Put Agreement dated December 11, 1990. MediaBay's obligation under the Put Agreement was reduced by $150,000 in exchange for relinquishing certain leases for real property. MediaBay paid $14,000 on closing and is paying the remaining balance over six years in monthly payments starting at $7,000 in July 2004 and increasing to $19,000 from May 2007 through April 2010.

         October Sale of Equity

         On October 11, 2004, the Company entered into a Securities Purchase Agreement pursuant to which it issued to the purchasers thereunder an aggregate of 1,800,000 shares (the "Shares") of the Company's common stock, no par value per share (the "Common Stock"), and warrants to purchase 400,000 shares of Common Stock (the "Warrants"). The purchasers paid an aggregate purchase price of $900 for the Shares and Warrants. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.83 per share during the five (5)-year period commencing on October 11, 2004.

         OPERATING ACTIVITY

         Net cash used in operating activities principally consisted of the net loss of $12.1 million, increases in prepaid expenses and royalty advances of $40,000 and $790,000, respectively, and a decrease in accounts payable and accrued expenses of $5.7 million, partially offset by non-cash beneficial conversion charges of $4.4 million, non-cash strategic charges relating to the write-down of inventory and advances to publishers, as described above, of $2.1 million, loss on extinguishment of debt of $1.5 million, depreciation and amortization expenses of $116,000, amortization of deferred financing costs and original issue discount of $1.1 million, non-current accrued interest and dividends payable of $1.1 million, non-cash stock compensation of $82,000 decreases in accounts receivable of $2.0 million and inventory of $62,000 and a net reduction in deferred member acquisition costs of $1.9 million.

         The decrease in accounts receivable was primarily attributable to a reduction in sales as described above. The net decrease in deferred member acquisition cost is due the lack of funds to conduct new member and customer acquisition activities. The increase in royalty advances is principally due to a decline in sales and a reduction in new member acquisition activities at Audio Book Club, which results in lower royalty expense and less utilization of the advances, as well as the timing and payment of advances. During the nine months ended September 30, 2004, we reduced accounts payable and accrued expenses by $5.7 million, the majority of which were over 90 days past due.

         Net cash used in investing activities consists of acquisition of fixed assets of $77,000, principally computer equipment.

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

CERTAIN TRANSACTIONS

         In addition, to the financing transactions described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", in connection with the Offering described above, Norton Herrick and Huntingdon Corporation ("Huntingdon"), of which Norton Herrick is the sole shareholder, entered into a letter agreement (the "Letter Agreement") with the purchasers of Notes in the Offering pursuant to which they granted to the holders of the Notes in the event of an Event of Default (as defined in the Notes) the rights to receive payment under certain secured indebtedness owed by us to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the Letter Agreement, Norton Herrick and Huntingdon also executed Powers of Attorney in favor of a representative of the Noteholders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the Note holders rights under the Letter Agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. The January 2004 Notes were converted into common stock on April 12, 2004.

         On April 28, 2004, we entered into a new credit agreement. Norton Herrick, Huntingdon and N. Herrick Irrevocable ABC Trust (the "Trust"), of which Norton Herrick is the beneficiary, consented to the new credit agreement and the other transactions described above and entered into a subordination agreement with Zohar. The new credit agreement required the aggregate amount of principal and interest owed by MediaBay to Herrick, Huntingdon and the Trust be reduced to $6.8 million ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1.8 million if we do not raise at least $2.0 million in additional equity in the two calendar years following the execution of the new credit agreement. As of November 12, 2004, the Company has raised $900,000 of additional equity.

         Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Norton Herrick exchanged accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Trust to Herrick) owed to Herrick aggregating $1,181,419 into (i) 11,814 shares of Series C Convertible Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 1,514,615 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase 3,029,230 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53.

         Pursuant to an agreement dated April; 28, 2004, on May 25, 2004, Huntingdon exchanged the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of Series C Convertible Preferred Stock convertible into an aggregate of 4,065,768 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 8,131,538 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53. If the amount of the Permissible Debt is required to be reduced due to the Company's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Convertible Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of Common Stock equal to two times the number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock.

         Herrick and Huntingdon agreed not to demand repayment of their debt until the earlier of (i) the repayment of the New Credit Agreement or (ii) June 28, 2007.

         The remaining promissory notes held by Herrick, Huntingdon and the Trust are guaranteed by certain of our subsidiaries and secured by a lien on our assets and certain of our subsidiaries of the Company.

         In connection with Norton Herrick and Huntingdon consenting to the New Credit Agreement, we agreed to pay to Herrick accounts payable and accrued expenses due to him as of March 31, 2004 in the amount of approximately $672,000. Such amounts are being paid to him at the rate of $40,500 per month. XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick, and the Company also modified a termination agreement, in which we had agreed among other things to pay XNH a fee of $7,500 per month for 16 months commencing on January 1, 2004 and Herrick agreed to provide consulting services at his sole discretion. The modification eliminated our obligation to make the monthly payments and our ability to request consulting services from XNH. All other terms of the termination agreement were unchanged.

         On April 28, 2004, the Company repaid $1.6 million principal amount of the $3.2 million principal amount convertible note issued to ABC Investments, L.L.C., a principal shareholder of the Company. We issued a new $1.6 million note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of our common stock on the closing date was $0.48. During October 2004, ABC Investments, L.L.C. converted $1,000,000 principal amount of the New ABC into shares of Common Stock pursuant to the terms of the note.

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

         The Company's exposure to market risk for changes in interest rates relates to its variable rate debt. The Company has total debt outstanding, not including debt discount, as of November 12, 2004 of $18.4 million, of which $6.5 million is at fixed rates, $9.4 million bears interest at LIBOR plus 10% and $2.5 million bears interest at prime plus 2.5%. If the prime rate or LIBOR were to increase the Company's interest expense would increase, however a hypothetical 10% change in interest rates would not have had a material impact on its fair values, cash flows, or earnings for the three and nine months ended September 30, 2004.

Item 4.   Controls and Procedures
         As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the nine months ended September 30, 2004 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         During the three months ended September 30, 2004, we issued plan options to purchase 907,500 shares of its common stock our officers, employees, directors and consultants. The options have exercise prices ranging from $0.33 to $0.39 vest at various times and have a five-year exercise period. These securities were issued pursuant to an exemption from the registration requirements offered by Section 3(a)(9) of the Securities Act of 1933. Also during the three months ended September 30, 2004, options to purchase 39,000 shares of Common Stock expired.

ITEM 6: EXHIBITS

        10.1  Employment Agreement between the Registrant and Joseph R. Rosetti
        10.2  Employment Agreement between the Registrant and John F. Levy
        10.3 Consent and Amendment No. 1 dated November 12, 2004, to the Credit Agreement dated as of April 28, 2004
        31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1 Certification of Jeffrey Dittus, Chief Executive Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2  Certification of John Levy, Vice Chairman and Chief
              Financial Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 20

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MediaBay, Inc.



Dated:  November 15, 2004      By:  /s/ Jeffrey Dittus
                                    -------------------------------
                                    Jeffrey Dittus
                                    Chief Executive Officer

Dated   November 15, 2004      By:  /s/ John F. Levy
                                    -------------------------------
                                    John F. Levy
                                    Vice Chairman and Chief Financial Officer
                                    (principal accounting and financial officer)