Form 10-K
period 2004-12-31
MEDIABAY INC
filed 2005-03-31
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to _________

                        Commission File Number 001-13469

                                 MEDIABAY, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Florida                                  65-0429858
-----------------------------------------    ---------------------------------
    (State or other jurisdiction of          (IRS employer identification no.)
     incorporation or organization)

           2 Ridgedale Avenue                              07927
            Cedar Knolls, NJ                 ---------------------------------
-----------------------------------------                (Zip Code)
(Address of principal executive offices)

                                  973-539-9528
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
        ----------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6,647,500.

As of March 28, 2005, there were 35,406,151 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

                                      None

                                 MEDIABAY, INC.

Form 10-K

Table of Contents

ITEM I                                                                        1

Item 1. Business                                                              1

Item 2. Properties                                                           17

Item 3. Legal Proceedings                                                    17

Item 4. Submission of Matters to a Vote of Security Holders                  17

PART II                                                                      18

Item 5. Market for Registrant's Common Equity, Related Stockholder
     Matters and Issuer Purchases of Equity Securities                       18

Item 6. Selected Financial Data                                              18

Item 7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          44

Item 8. Financial Statements and Supplementary Data                          44

Item 9. Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure                                                    44

Item 9A. Controls and Procedures                                             44

Item 9B. Other Information                                                   44

PART III                                                                     45

Item 10. Directors and Executive Officers of the Registrant                  45

Item 11. Executive Compensation                                              48

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                         52

Item 13. Certain Relationships and Related Transactions                      53

Item 14. Principal Accountant Fees and Services                              57

PART IV                                                                      58

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K   58

PART I

Item 1.  Business
Forward-looking Statements

Certain statements in this Form 10-K and in the documents incorporated by reference in this Form 10-K constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation our ability to implement our new strategy and transition our business and the risks related thereto: our history of losses and declining revenues; our ability to license and sell new spoken word content, obtain additional financing, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns, member attrition; and risks relating to our capital structure. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Introduction
We are a digital media and publishing company specializing in spoken audio entertainment. We have over 75,000 hours of audio content, which we distribute via mail order, our websites, some of the nation's largest retailers, and a la carte, digital downloads and subscription services.

Today we have two principal content libraries; (1) Audiobooks: which we license from the nation's largest publishing houses to sell on CD and cassette through the Audio Book Club and which we intend to distribute via digital downloads on third-party websites and a digital download service that is under development; and (2) An archive of the history of American radio which we produce and sell on CD and cassettes through our catalog, a mail order based continuity program, retail outlets, and our on-line download subscription service and third-party websites, of which one is currently operational. We broadcasts our radio programs through a syndicated radio show on 200 commercial stations across the United States, as well as its 24-hour Radio Classics channels on Sirius and XM Satellite Radio.

We are transitioning our business from selling hard goods primarily via mail order to digital distribution via wireless and Internet downloads. Our distribution strategy is two pronged: (1) to wholesale our audio content to the leading music services and broadband companies on a white label basis, both domestically and internationally; and (2) to operate our own downloadable content stores and subscription services which are intended to be branded via partnerships with celebrities and corporate affiliates, each chosen specifically to reach the targeted demographics known to be interested in its content. We intend to use various means to market our downloadable content stores, including working with manufacturers of digital music players, smart phones, and PDA's to include samples of our audio content for consumers to preview when they purchase these new devices, with the hope that that these samples will attract consumers to our content stores.

We recently executed distribution agreements with Microsoft's MSN Music to provide our spoken word content to the MSN audience, which has 350 million unique monthly visitors. We have also executed a distribution agreement with Loudeye to act as our digital sales agent in distributing our catalog to potentially 70 music services which that company hosts and sources content for. In addition, we expect to launch an on-demand, download and subscription service in partnership with Larry King in 2005, and have begun to make our Classic Radio library available for ring tone distribution.

Today, some of our largest digital content partners include Simon & Schuster, Random House, Harper Collins, Penguin Group (USA) Audio, Hay House, Sound Room Publishers, Oasis, Zondervan, BBC, Blackstone, and CBS Radio.

March 2005 Financing
On March 23, 2005, we received an infusion of $35 million in private equity financing from several institutional investors. We retired all of our borrowings and our cash reserves increased to approximately $16.5 million. Because of this financing, we believe that we have sufficient cash to implement our new strategy, including required marketing expenditures, for at least twelve months.

Strategy
In response to the music industry's recent success in creating a market for legal digital downloads using digital rights management solutions that are intended to prevent piracy of copyrighted content, we intend to become a leading distributor for downloadable, spoken word audio entertainment. We intend to build this new distribution channel by utilizing our nearly twelve years of experience operating the Audio Book Club and our old-time radio business. During those twelve years, we have serviced approximately 2.9 million customer accounts and plan to leverage this list of audio buyers to attract new digital shoppers.

We intend to use the Windows Media Digital Rights Management (DRM) system, and other easy to use, rights management technologies that may evolve over time. Beginning this past Christmas season, 70 new digital devices that support the Microsoft "PlaysforSure(TM)" digital rights management and device platform became available for sale by many of the leading device manufacturers. Examples of companies offering a "PlaysforSure(TM)" device include Hewlett Packard, Dell, Creative, Rio, i-River and Samsung. Many of these devices have large file storage capacities and make, what we believe, could be a perfect match for our content, which is typically one half hour in length for our classic radio shows, to an average of 6 to10 hours for an audiobook.

In addition, the rapid evolution of cell and smart phones with hard drives and media players presents a large potential user base of digital devices for our content, as more than 500 million new handsets are sold each year in the market place. These portable devices, coupled with the ubiquitous installed base of personal computers with CD burners and USB port memory discs are making digital audio content portable and more accessible to users.

We believe the proliferation of broadband Internet service, the Microsoft digital rights management solution, and an expanding user base of portable devices have created an inflection point where downloads are a better way to distribute audio than traditional CDs and tapes via a retail store or by mail order. Broadband Internet and ubiquitous wireless networks means companies like MediaBay can deliver audio files quickly and affordably. Downloads provide consumers a more convenient way to purchase audio in real time and provides incredible opportunity for broad choice since there are no inventory requirements. This distribution is better for the environment and most importantly, provides real savings for the consumer.

We have determined that future investment in our mail order, hard goods based, Audio Book Club would not provide the returns adequate to justify future expenditures. Accordingly, in 2004, we discontinued marketing to attract new Audio Book Club members and are developing plans to transition current members to new programs including encouraging existing members to begin downloading spoken word.


Online Agreement with Microsoft
The first step in executing our new strategy is our agreements with Microsoft. These agreements provide for us to distribute spoken word audio content, including audiobooks from the largest publishers and our old-time radio programs, through an exclusive distribution relationship with the new MSN Music Service. Today, MSN has an audience of 350 million unique monthly visitors. Microsoft has announced that the new music service will have the largest selection of songs and audio content of any service and will be compatible with the most number of digital devices, leveraging its industry leading windows media player and windows digital rights management platform.


Online Agreement with Loudeye
We have also announced a multi-year agreement with Loudeye Corp., a worldwide leader in business-to-business digital media solutions. Loudeye is working with us to provide a solution for powering digital distribution of a wide range of audiobooks. Under the agreement, we intend to make available our audiobook content catalog to Loudeye for both domestic and international distribution, subject to obtaining appropriate international rights, to new and existing Loudeye partners. Loudeye and its OD2 services have relationships with more than 70 web storefronts and music services throughout the United States, Europe and Australia.


Larry King Opportunity
Celebrity Interactive LLC, Larry King and MediaBay have signed an endorsement and promotion agreement, which MediaBay intends to use to reach first time downloaders and the large and diverse Larry King fan base to help us build a new digital service. We intend to utilize the arrangement with Larry King to form a Larry King audio entertainment and education service. This digital service is being designed to allow consumers to shop and download a broad selection of content, including but not limited to, audiobooks, classic radio programs, educational materials, self-help titles, and current events. We anticipate that the titles will be available for download directly to the personal computer or other digital devices.


Open Standard Platform Technology
We have chosen to leverage the proliferation of the Windows Media DRM platform as the de facto rights management standard for content owners to protect their intellectual property on the Internet. According to a report from the International Federation of the Phonographic Industry (IFPI) trade group, the number of online music stores quadrupled to more than 230 in 2004. In the United States, the overwhelming majority of these stores have adopted the Windows Media

DRM as their solution to protect content owners intellectual property and to transfer files to digital hand held devices. This trend is certain to improve consumer choice as it allows consumers to shop in a broad range of stores, but maintain the flexibility to switch devices over time as functionality improves without having to worry about media format conversion issues that closed proprietary systems, such as Apple i-Tunes, create. On-line music stores in the United States that use the Window's DRM system include such companies as RealNetworks, MSN Music, Wal-Mart, Napster, Music Maker, Yahoo's Music Match, Buy.com, Music Now, and VirginDigital. The competing storefronts, which use proprietary DRM technologies or closed systems, are Sony, Apple and Audible.

Industry Background
A major trend over the thirty years in the United States is to work longer hours, spend more time in the automobile commuting to and from work, and thus have less time for leisure activities. According to Harris Interactive, since 1973, the median number of hours that people say they work has jumped from 41 hours a week to 49. Over the same period, Harris reports that people's leisure time has dropped from 26 to 19 hours per week. Listening is a way for individuals to consume content at times when they are unable to read, such as when they are driving. The 2003 edition of the Veronis Suhler Stevenson Communications Industry Forecast estimates that on average Americans spent more than 20 hours a week listening to the radio in 2003, compared to 17.7 hours in 1998. In comparison, Veronis Suhler Stevenson estimates that book reading declined among Americans from an average of 2.3 hours in 1998 to 2.1 hours per week in 2003. According to the 2000 United States Census, 97 million people drive to and from work alone, an increase of 15% from 1989. The average travel time to work increased to 25.5 minutes each way, an increase of 7% from 1990. In addition, more than 42 million individual drivers have a commute of at least 30 minutes or more each way.

As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized "pay-to-listen" alternative to radio, because radio does not allow listeners to control when they listen to a particular program.

According to the Audio Publishers Association 2003 Sales Survey, the U.S. market for audiobooks on cassette and CD sold in retail stores grew to $800 million in 2001. The APA also estimated that 25 million American households listened to audiobooks in 2002, and that in 2002 audiobooks were the "fastest growing segment of the publishing industry".

This increasing usage of audiobooks exists despite limited types of content, high prices and the limitations of cassette tapes and CDs. For instance, the audiobook market based on retail sales does not include the many audiobooks and other spoken word products sold to consumers directly or in vertical markets such as personal improvement, training, and educational markets, nor does it address the emerging market in personalized "time-shifted" radio programming or timely print content such as newspapers, newsletters, magazines, and journals.

The Internet has emerged as a powerful global communications and entertainment medium, giving millions of people the ability to access large amounts of valuable, pay-for-access media. Jupiter Research reported that as of the end of 2003, 21.5 million households, or about one-fifth of U.S. households, were connected to the Internet via broadband. Based on historic growth rates and current trends around broadband availability, interest, and pricing, Jupiter Research forecasts that by 2008, 46 million households, representing half of online households and 40% of all U.S. households will connect via high-speed, always-on technologies. Through the Internet, people can buy various forms of information and entertainment, from books to music and video for usage both at and away from the computer.

According to International Data Corporation (IDC), mobile access to the Internet, instant messaging, music, and more are spurring a nearly fivefold run-up in worldwide sales of smart handheld devices by 2004, creating a market for those products valued at approximately $26 billion.

In December 2003, Jupiter Research published a report that predicted the demand for MP3 players in the U.S. would grow at a rate of 50% a year through 2006. According to Jupiter, shipments of MP3 players in the U.S. were about 3.5 million in 2003, which are almost double 2002 figures. Jupiter also predicted that there would be more than 26 million MP3 players in use by 2006 and that starting in 2004, the demand for players with hard drives will surpass that of players with flash memory. The DVD player market, which we believe is a valid comparative model, has grown from 11.4 million U.S. households in 2000 to 39.3 million in 2003 according to the Consumer Electronics Association, with an average price of $490 in 1997 to an estimated $138 in 2003.

The market for personal digital assistants that have digital audio capabilities had been led by Pocket PCs -- devices running on Microsoft operating systems which are manufactured by Hewlett-Packard, Toshiba, and Dell among others. Gartner Group has reported that sales of smartphones were significant enough in the U.S. to slow the sales of PDAs. Research firm IDC published a report in February 2004 estimated that smartphones showed significant growth and future promise. In 2003, the worldwide smartphone market grew 181% year-over-year to
9.6 million units.

The key characteristic of smartphones that enable the download of spoken word content is the inclusion of enough internal memory to store our audio content. Since most smartphones "dock" to computers, allowing for data exchange of contact and schedule information, spoken word can also be transferred to smartphones via a personal computer.

We are seeking to develop relationships with cell phone companies and other high technology providers. Wireless handheld technology is the ideal match for the download spoken word business. The combination of wireless freedom and digital transmission will in the future allow a consumer to download from a library of audio recordings and bypass the anchored desktop PC. This freedom to download wirelessly will allow unprecedented convenience for consumers.

Current Businesses
Audio Book Club is a membership-based club with licenses from publishers to distribute audiobooks in a club format. This business is modeled after traditional book-of-the month. Radio Spirits, which we believe, is the world's largest seller of old-time radio shows, sells on audiocassettes and compact discs through retail, direct mail and online channels. Our radio library consists of thousands of famous old-time radio shows, many of which it licenses exclusively.

Our content library consists of more than 75,000 hours of spoken audio content including audiobooks and old-time radio shows. The majority of our content is acquired under license from the rights holders enabling us to manufacture the product giving us lower costs for goods sold than other companies.

Our customer base includes over 2.9 million spoken audio buyers who have purchased via catalogs and direct mail marketing. Our old-time radio products are sold in retail locations including Barnes & Noble, Borders, Wal-mart and Cracker Barrel Old-Time Stores.

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

Audio Book Club
We believe that Audio Book Club, which is modeled after the traditional "Book-of-the-Month Club" format, is the largest membership-based audiobook club. The club's total account file, which includes active and inactive accounts, was approximately 2.5 million accounts at December 31, 2004.

We have determined that future investment in Audio Book Club would not provide the returns adequate to justify future expenditures. Accordingly we have discontinued marketing to attract new Audio Book Club members and are developing plans to transition current members to new programs including encouraging existing members to begin downloading spoken word. Due to the lack of new member marketing expenditures revenue in Audio Book Club declined $14.1 million, or 53.3% to $12.3 million for the year ended December 31, 2004 from $26.4 million for the year ended December 31, 2003 and we expect revenue derived from the Audio Book Club to continue to decline. The Audio Book Club accounted for approximately 64.7% of revenues in 2004.

Radio Spirits
We believe Radio Spirits is the world's largest seller of old-time radio shows, which it sells on audiocassettes and compact discs through retail, direct mail and online channels. Radio Spirits has a database of names of more than 400,000 catalog customers and prospects and sells its products in such well-known national chains as Barnes & Noble, Borders, Wal-Mart, Cracker Barrel Old Country Stores and online retailers such as Amazon.com. Radio Spirits' products can also be purchased online at www.radiospirits.com. The Radio Spirits content library consists of more than 65,000 hours of classic radio shows licensed on a primarily exclusive basis. Radio Spirits' library of classic radio shows includes episodes from the following notable series: The Shadow, The Jack Benny Program, The Bob Hope Show, Superman, Suspense and many others including famous stars such as Clark Gable, Cary Grant, Humphrey Bogart, Jimmy Stewart, Lucille Ball, Frank Sinatra, Judy Garland, Orson Welles and Bing Crosby. Radio Spirits also offers its old-time radio programs in a continuity format, a marketing program that automatically sends selections to a customer once an initial order is placed. Radio Spirits accounted for approximately 35.3% of MediaBay's revenue in 2004.

MediaBay.com
MediaBay.com provides the infrastructure and support for all of our web sites including www.audiobookclub.com, www.radiospirits.com, and www.RadioClassics.com. It is expected that MediaBay.com will power our new digital audio download services.

RadioClassics Division
RadioClassics was created to distribute our proprietary old-time radio content across multiple distribution platforms including traditional radio, cable television, satellite television (DBS), satellite radio and the Internet. RadioClassics currently distributes a national "classic" radio program, "When Radio Was" and can also be heard on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services.

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

We will compete for consumers of spoken word content with other Internet-based audio distributors, as well as with our existing, competitors, such as distributors of audio on cassette tape or compact disc. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and the emergence of new and established companies. We will also continue to compete with (i) book store chains deep-discount retailers, retail stores, mass merchandisers, mail order catalogs, clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact disc, such as Borders, Barnes & Noble, (ii) online retailers such as Amazon.com, (iii) websites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player, (iv) other companies offering services similar to ours, such as Audible AudioFeast, and (v) online and Internet portal companies such as America Online, Inc., Yahoo! Inc., and iTunes, which are either offering or have the potential to offer audio content. Moreover Audible, Inc., has begun to establish itself as a leader in downloadable spoken word content distribution.

Intellectual Property
We have several United States registered trademarks and service marks for slogans and designs used in our advertisements, member mailings and member solicitation packages, including the Audio Book Club logo, "MediaBay," "Radio Spirits", "MediaBay.com," "audiobookclub.com" and the MediaBay logos. We believe that our trademarks and service marks have significant value and are important to our marketing. We also own or license the rights to substantially all of our radio programs in our content library.

We rely on trade secrets and proprietary know-how and employ various methods to protect our ideas, concepts and membership database. In addition, we typically obtain confidentiality agreements with our executive officers, employees, list managers and appropriate consultants and service suppliers.

Employees
As of March 28, 2005 we had 35 full-time employees. Of these employees, 3 served in corporate management; 16 served in operational positions at our Audio Book Club operations; 9 served in operational positions at our MediaBay.com and information systems operations and 7 served in operational positions at our old-time radio operations. We believe our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS
Risks Relating to our Operations
We have a history of losses, are not currently profitable, and expect to incur losses in the future. Since our inception, we have incurred significant losses. As of December 31, 2004, we had incurred an accumulated deficit of approximately $133 million. Losses are continuing and are expected to continue. We may not be able to achieve and sustain profitable operations.

Our revenues have declined significantly and will continue to decline. We do not intend to devote sufficient funds to market to attract new Audio Book Club members and our revenue bases will continue to erode.
Because we significantly reduced our marketing expenditures for new members, our club membership and revenues declined significantly. Sales for the year ended December 31, 2004 decreased $17.8 million or 48.6% to $18.8 million as compared to $36.6 million for the year ended December 31, 2003. Audio Book Club sales decreased by $14.1 million to $12.3 million for the year ended December 31, 2004 from $26.4 million for the year ended December 31, 2003 principally due to a decrease in club membership as a result of a reduction in our advertising expenditures for new members. We do not anticipate conducting any significant new member acquisition marketing of Audio Book Club as we have moved to a new strategy to grow our business, as a result, our revenues will continue to decline until such time, if ever, as we successfully implement our new strategies.

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

      o     plan for product offerings;

      o     introduce new titles;

      o     anticipate order lead time;

      o     accurately assess inventory requirements; and

      o     develop new product delivery methods.

We may not be able to license or produce desirable spoken word content, which could reduce our revenues.
We could lose sales opportunities if we are unable to continue to obtain the rights to additional premium spoken word content. We rely on third-party content providers to offer downloads of premium spoken word content. These third party providers include publishers. In some cases, we may be required to pay substantial fees to obtain this third party content. In order to provide a compelling service, we must license a wide variety of spoken word content to our customers with attractive usage rules such as CD recording, output to digital audio devices, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our customer base, our customer satisfaction may be affected adversely. We cannot guarantee that we will be able to secure licenses to spoken word content or that such licenses will be available on commercially reasonable terms. Some of our license agreements expire over the several months unless they are renewed.

In addition, we have an agreement with a publisher under which we made periodic payments for a series of audiobook titles. The agreement provides us to make additional payments of approximately $700,000, some of which is past due. We do not believe that we can profitably license the additional titles and we are negotiating with the publisher to revise, amend or cancel the agreement.

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

Our fulfillment agreement with a third-party provider, which provides virtually all of the services for our Audio Book Club, expires April 2005 and new arrangements may be more expensive and create disruptions in service to our Audio Book Club members.
Our fulfillment agreement with the third-party provider, which provides virtually all of the services for our Audio Book Club expires, April 2005. While we are negotiating to extend such agreement to continue on a month-to-month basis, we cannot assure you that we will be able to enter into such an agreement Moreover, we anticipate that a month-to-month agreement will result in higher fulfillment costs. If we are required or elect to change fulfillment providers, there may be significant disruptions to our Audio Book Club members, which could result in decreased orders and higher returns and bad debts.

If our marketing strategies to acquire new customers are not successful our sales will decline and our costs could increase. If our direct mail and other marketing strategies are not successful, our per member acquisition costs may increase and we may acquire fewer new members than anticipated or the members we do acquire may not purchase as many products as we anticipate, return products at a higher rate than we expect or fail to pay for their purchases. As a result, our operating results would be negatively impacted and our sales growth would be inhibited.

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

New laws addressing the sending of e-mails may limit our ability to market or subject us to penalties. New laws recently enacted to limit "spam" e-mails may impact our ability to conduct e-mail campaigns. While we attempt to only use "opt-in" e-mail addresses and to work with third parties whose lists consist of "opt-in" e-mails, the law may limit the number of third parties whose lists we can use or significantly reduce the number of e-mails within these lists. Limitations on our ability to continue the use of e-mail marketing campaigns could adversely affect our ability to attract new Audio Book Club members and increase our cost to acquire new members.

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

If we are unable to collect our receivables in a timely manner, it may negatively impact our cash flow and our operating results. We experienced bad debt rates of approximately 4.4% and 10.8% during the year ended December 31, 2004 and 2003, respectively. We are subject to the risks associated with selling products on credit, including delays in collection or uncollectibility of accounts receivable. If we experience significant delays in collection or uncollectibility of accounts receivable, our liquidity and working capital position could suffer and we could be required to increase our allowance for doubtful accounts, which would increase our expenses and reduce our assets.

Increases in costs of postage could negatively impact our operating results. We market through direct mailings to both our customers and prospective customers, and postage is a significant expense in the operation of our business. We do not pass on the costs of member mailings and member solicitation packages. Even small increases in the cost of postage, multiplied by the millions of mailings we conduct, would result in increased expenses and would negatively impact our operating results.

We face significant competition from a wide variety of sources for the sale of our products. We may not be able to compete effectively because of the significant competition in our markets from many competitors, many of whom are better financed and have greater resources and from other competing products, which provide similar entertainment value. We compete with other web sites, retail outlets and catalogs, which offer similar entertainment products or content, including digital download of spoken word content. New competitors, including large companies, may elect to enter the markets for audiobooks and spoken word content. We also compete for discretionary consumer spending with mail order clubs and catalogs, other direct marketers and retailers that offer products with similar entertainment value as audiobooks and old-time radio and classic video programs, such as music on cassettes and compact discs, printed books, videos, and DVDs. Many of these competitors are well-established companies, which have greater financial resources that enable them to better withstand substantial price competition or downturns in the market for spoken word content.

A decline in current levels of consumer spending could reduce our sales. The level of consumer spending directly affects our business. One of the primary factors that affect consumer spending is the general state of the local economies in which we operate. Lower levels of consumer spending in regions in which we have significant operations could have a negative impact on our business, financial condition or results of operations.

We have not fully complied with the terms of all of our license agreements and failure to do so may impair our ability to license products from some rightsholders. As of the December 31, 2004, certain royalty payments have not been made and there have been no requests for royalty statements or payments in connection therewith. The publishers and other rightsholders have not requested royalty statements or payments. These amounts are accrued for and reflected in the Company's financial statements.

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting when required and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock.
As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the issuer's internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such issuer's internal controls over financial reporting. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. While we anticipate expending significant resources in developing the necessary documentation and testing procedures required by
Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of SEC 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

Additional Risks Relating to Our Change in Strategy and Our Downloadable Spoken Word Content Offerings and Online Initiatives.

Our new strategy to focus on downloadable spoken word content and our proposed Larry King online initiatives is subject to many uncertainties and could result in continuing losses and declining revenues until such time, if ever, it is successfully implemented.

Historically, we have sold audiobooks through a membership club format and other spoken word content, substantially all in hard goods format (audio cassettes and CDs). Over the past two years, we significantly reduced our new member and customer marketing activities. We intend to pursue a new strategy of pursuing the opportunities to sell downloadable spoken word content and selling hard good format content online. We have limited experience in the emerging and competitive downloadable content distribution business and cannot assure you that we will be successful in transiting, operating and growing our business.

Because we intend to pursue a new strategy, which focuses on downloadable spoken word content and our proposed on-line club, we intend to phase out the Audio Book Club and will not devote the funds necessary to acquire new members to offset member attrition and/or expand our existing membership and customer bases. As a result, our revenue will continue to decline, which will continue to negatively impact our performance. We expect this trend to continue until such time, if even, as we generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online Larry King website. We do not expect to begin to offer downloadable spoken word content until at least June 2005 or launch our proposed Larry King website until at least June 2005. There can be no assurance that we will meet these launch dates, or be able to successfully implement our new strategies or that implementation will result in increased revenues or profitable operations.

The download spoken word distribution business is new and rapidly evolving and may not prove to be a profitable or even viable business model. Download spoken word distribution services are a relatively new business model for delivering digital media over the Internet. It is too early to predict whether consumers will accept, in significant numbers, online spoken word content services and accordingly whether the services will be financially viable. If download spoken word distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

Our proposed Larry King on-line service may not attract new customers. We have signed an agreement with Larry King to form an online Larry King audio entertainment and education service, which we believe could build an income stream to replace the current negative option audiobook club. The celebrity spokesman and associated public relations activities are expected to lower acquisition costs of new members. We have not completed the design and development of our proposed Larry King web site and related strategies and cannot assure you that we will be successful in operating and growing the web site. If our efforts are not successful, we will not generate sufficient revenues to offset the expected continuing declining revenues from our Audit Book Club. Moreover, there can be no assurance that we will be able to reduce our cost of acquiring new members and overall operating costs as compared to our Audio Book Club.

The market for our service is uncertain and consumers may not be willing to use the Internet to purchase spoken audio content, which could harm our business. Downloading audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on more widespread consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue will be limited, and our business will be materially and adversely affected. We believe that acceptance of this method of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits, and the quality of the audio content delivered.

Manufacturers of electronic devices may not manufacture, make available, or sell a sufficient number of products suitable for our service, which would limit our revenue growth. If manufacturers of electronic devices do not manufacture, make available, or sell a sufficient number of electronic devices enabled with the Windows Media Platform for downloadable spoken word content or if these players do not achieve sufficient market acceptance our sales could be adversely affected and our business will be materially and adversely affected. Microsoft competes with others for relationships with manufacturers of electronic devices with audio playback capabilities. Manufacturers of electronic devices have experienced delays in their delivery schedule of their digital players due to parts shortages and other factors. Although the content we intend to provide can be played on personal computers and burned to CDs for later listening, we believe that a key to our future success is the ability to playback this content on hand-held electronic devices that have digital audio capabilities.

We must provide digital rights management solutions that are acceptable to both content providers and consumers. We must provide digital rights management solutions and other security mechanisms in our download spoken word distribution services in order to address concerns of content providers and authors, and we cannot be certain that content licensors or consumers will accept them. Content providers may be unwilling to continue to support portable subscription services. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available.

Third-party providers of digital rights management software, such as Microsoft, may be unwilling to continue to provide such software to us upon reasonable or any terms. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

Capacity constraints and failures, delays, or overloads could interrupt our service and reduce the attractiveness of downloading spoken word to potential customers. Any capacity constraints or sustained failure or delay in downloading spoken word could reduce the attractiveness of downloading spoken word products which could materially and adversely affect our ability to implement our new strategy. The success of our new strategy depends on our ability to electronically, efficiently, and with few interruptions or delays distribute spoken audio content to potential customers. Accordingly, the performance, reliability, and availability of our Website, our transaction processing systems and our network infrastructure are critical to our operating results. We believe the potential instability of the Internet could mean that periodic interruptions to our new service could occur. These interruptions might make it difficult to download audio content from our Website in a timely manner and jeopardize prospective customer relationships.

We do not have a comprehensive disaster recovery plan and we have limited back-up systems, and a disaster could severely damage our operations and could result in loss of customers. If our computer systems are damaged or interrupted by a disaster for an extended period of time, our business, results of operations, and financial condition would be materially and adversely affected. We do not have a comprehensive disaster recovery plan in effect. Our operations depend upon our ability to maintain and protect our computer systems - all of which are located in our headquarters and at a third party offsite hosting facility. Although we maintain insurance against general business interruptions, we cannot assure you that the amount of coverage will be adequate to compensate us for our losses.

Problems associated with the Internet could discourage use of Internet-based services and adversely affect our business. If the Internet fails to develop or develops more slowly than we expect as a commercial medium, our business may also grow more slowly than we anticipate or fail to grow. Our success will depend in large part on increasing use of the Internet. There are critical issues concerning the commercial use of the Internet which we expect to affect the development of the market for downloadable spoken word, including:

      o Secure transmission of customer credit card numbers and other confidential information;

      o     Reliability and availability of Internet service providers;

      o     Cost of access to the Internet;

      o     Availability of sufficient network capacity; and

      o Ability to download audio content consistent with computer security measures employed by businesses.

More consumers are utilizing non-PC devices to access digital content, and we may not be successful in gaining widespread adoption by users of such devices. In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to offer downloads of spoken word content on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly.

We could be sued for content that we distribute over the Internet, which could subject us to substantial damages. A lawsuit based on the spoken word content we intend to distribute could be expensive and damaging to our business. As a distributor and publisher of content over the Internet, we may be liable for copyright, trademark infringement, unlawful duplication, negligence, defamation, indecency, and other claims based on the nature and content of the materials that we publish or distribute to customers. Our liability insurance may not cover claims of these types or may not be adequate to protect us from the full amount of the liability. If we are found liable in excess of the amount of our insurance coverage, we could be liable for substantial damages. Our reputation and business may suffer even if we are not liable for significant financial damages.

Future government regulations may increase our cost of doing business on the Internet, which could adversely affect our cost structure. Laws and regulations applicable to the Internet, covering issues such as user privacy, pricing, and copyrights are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could force us to modify our services in ways that could adversely affect our business.

We may become subject to sales and other taxes for direct sales over the Internet, which could affect our revenue growth. Increased tax burden could make our service too expensive to be competitive. We do not currently collect sales or other similar taxes for download of content. Nevertheless, one or more local, state, or foreign jurisdictions may require that companies located in other states collect sales taxes when engaging in online commerce in those states. If one or more states successfully assert that we should collect sales or other taxes on the download of spoken word content, the increased cost to our customers could discourage them from purchasing our services, which would materially and adversely affect our business.

We may not be able to protect our licenses or our intellectual property, which could jeopardize our competitive position. If we fail to protect our licenses or our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our licenses or other intellectual property. We rely on a combination of licenses, confidentiality agreements, and other contracts to establish and protect our intellectual property rights. We may have to litigate to enforce our licenses or other intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and other resources, which would harm our business.

Other companies may claim that we infringe their copyrights or patents, which could subject us to substantial damages. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering downloads of spoken word content. Any of these events could have a material adverse effect on our business, operating results, and financial condition.

The online content distribution industry is highly competitive and we cannot assure you that we will be able to compete effectively, which would harm our business. We will face competition in all aspects of our online business and we cannot assure you that we will be able to compete effectively. We will compete for consumers of spoken word content with other Internet-based audio distributors, as well as with our existing, competitors, such as distributors of audio on cassette tape or compact disc. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and the emergence of new and established companies. We will also continue to compete with (i) book store chains deep-discount retailers, retail stores, mass merchandisers, mail order catalogs, clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact disc, such as Borders, Barnes & Noble, (ii) online retailers such as Amazon.com, (iii) websites that offer streaming access to spoken audio content using tools such as the RealPlayer or Windows Media Player, (iv) other companies offering services similar to ours, such as Audible AudioFeast, iTunes, and (v) online and Internet portal companies such as America Online, Inc., and Yahoo! Inc., and, which have the potential to offer audio content. Moreover Audible, Inc., has begun to establish itself as a leader in downloadable spoken word content distribution. Many of these companies have financial, technological, promotional, and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with our services and products.

Risks Relating to Our Capital Structure

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

      o     Timely and successful implementation of our new strategies;

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

      o changes in securities analysts' estimates for us, our competitors' or our industry or our failure to meet such analysts' expectations; and

      o     general market conditions.

Our stock price may decline if we are unable to maintain our listing on Nasdaq Our Common Stock is currently below the minimum per share requirement ($1.00) for continued listing on the Nasdaq National Market and we have received a letter dated March 8, 2005 from Nasdaq Stock Market, Inc. stating that we are not in compliance with the minimum per share requirement ($1.00) for continued listing on the exchange under Nasdaq Marketplace Rule 4310(c)(4). We have 180 days to demonstrate compliance by having our stock trade over $1.00 for a minimum of ten consecutive trading days, or are subject to delisting by Nasdaq.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price. As of March 28, 2005, we had outstanding approximately 37.8 million shares of common stock. In addition, a substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been registered for resale or held by their holders for over two years and are eligible for sale under Rule 144(k). There are currently outstanding options and warrants to purchase and convertible preferred stock convertible into an aggregate of approximately 163 million shares of our common stock. To the extent any of our warrants or options are exercised or convertible preferred stock is converted, your percentage ownership will be diluted and our stock price could be further adversely affected. Moreover, as the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

Because our board of directors consists of three classes, it may be more difficult for a third party to acquire our company. Our by-laws divide our board of directors into three classes, serving staggered three-year terms. The staggered board of directors may make it more difficult for a third party to acquire, or may discourage acquisition bids for our company.

Our outstanding preferred stock and our ability to designate additional preferred stock could adversely effect the rights of our common stockholders. Our Articles of Incorporation authorize our board of directors to issue up to 5,000,000 shares of "blank check" preferred stock without shareholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. We currently have four series of preferred stock outstanding all of which have liquidation preferences senior to our common stock. Three of these series have approval rights with respect to amendments to our articles of incorporation which adversely affect the preferred stock, incurrence of indebtedness, payment of dividends and distributions, redemption of capital stock, the creation of other series of capital stock convertible into our common stock. Moreover, two of the series of preferred stock have voting rights, including an approval right with respect to certain corporate events, such as, mergers and other business contribution and certain sales and transfer of assets. The existence of our outstanding preferred stock and designation of additional series of preferred stock in the future could, among other results, adversely affect the voting power of the holders of common stock and, under certain circumstances, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.


Item 2. Properties
We lease approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a sixty-six month lease agreement dated April 18, 2003.


Item 3. Legal Proceedings
We are not a party to any lawsuit or proceeding, which we believe is likely to have a material adverse effect on us.


Item 4. Submission of Matters to a Vote of Security Holders
An Annual Meeting of Shareholders was held on December 15, 2004 at which time Mr. Joseph Rosetti, Mr. Paul Ehrlich and Mr. Steven Yarvis were reappointed to serve as Class I directors until the Annual Meeting of Shareholders of the Company to be held in 2007. Shareholder voting for these directors was as follows:

Director                    Votes For                         Votes Withheld
--------                    ---------                         --------------
Joseph Rosetti              25,083,772                            88,465
Paul Ehrlich                25,083,572                            88,665
Steven Yarvis               24,997,860                           174,277

The following directors serve as directors for the term indicated opposite their respective names:

Director                        Class                 Expiration of Term
--------                        -----                 ------------------
Jeffrey Dittus                    II                         2005
Paul D. Neuwirth                  II                         2005
Richard Berman                   III                         2006
John F. Levy                     III                         2006


In addition, at the annual meeting, the shareholders approved the adoption of the Company's 2004 Stock Incentive Plan (the "2004 Plan") providing for the issuance of stock options to purchase, or equity awards for, up to 7,500,000 Shares of the Corporation's Common Stock by a vote of 13,468,891 for and 405,132 votes against, with 221,244 votes abstaining and 11,076,970 shares of Common Stock not voting.

The shareholders also approved the adoption of a resolution to amend the Company's Certificate of Incorporation to effect a combination (a "Reverse Split") of the Company's issued and outstanding Common Stock. The motion received, with respect to (i) Common Stock: 17,702,449 votes for and 930,263 votes against, with 30,570 votes abstaining, (ii) Series A Preferred Stock 1,428,571 votes for and no votes against, and (iii) with respect to Series C Preferred Stock 5,580,384 votes for and no votes against. The Board of Directors may abandon the proposal at any time prior to the date and time at which the Reverse Split becomes effective if for any reason the Board of Directors deems it advisable to abandon the proposal. The Board has elected to abandon the proposal.

The Board also approved an amendment to the Company's Articles of Incorporation to change the Company's name to Soundbytes Media Corporation. The motion to amend the Company's Articles of Incorporation to change the Company's name to Soundbytes Media Corporation received, with respect to (i) Common Stock:
18,055,734 votes for and 81,208 votes against, with 26,340 votes abstaining,
(ii) Series A Preferred Stock 1,428,571 votes for and no votes against and (iii) with respect to Series C Preferred Stock 5,580,384 votes for and no votes against.


PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities MediaBay's common stock has been quoted on the Nasdaq National Market under the symbol "MBAY" since November 15, 1999. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market.

                                                High              Low
                                            -------------     -------------
Fiscal Year Ended December 31, 2003
First Quarter                                 $  1.27            $   .77
Second Quarter                                   1.11                .64
Third Quarter                                    1.10                .60
Fourth Quarter                                   1.65                .80

Fiscal Year Ended December 31, 2004
First Quarter                                    1.59                .52
Second Quarter                                    .72                .36
Third Quarter                                     .49                .25
Fourth Quarter                                   1.91                .33

On March 28, 2005 the last reported sale price of our common stock on the Nasdaq National Market was $0.60 per share. As of March 28, 2005, there were approximately 150 record owners of our common stock. We believe that there are more than 400 beneficial owners of our common stock.

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


Item 6. Selected Financial Data
As a result of the following factors, including capitalization and write-off of direct response advertising costs, recording of goodwill write-offs, the strategic charges and the income tax benefit and subsequent expense, as well as fluctuations in operating results depending on the timing, magnitude and success of Audio Book Club new member advertising campaigns, and the changes in our strategy made in 2004, as discussed above, comparisons of our historical operating results from year to year may not be meaningful. For more information, see our financial statements for the years ended December 31, 2002, 2003 and 2004 and the notes thereto included herein.

                                                                                          Years Ended December 31,
                                                                        --------------------------------------------------------
                                                                          2000        2001        2002        2003        2004
                                                                        --------    --------    --------    --------    --------
                                                                                 (thousands, except per share data)
Statement of Operations Data:
Net sales                                                               $ 44,426    $ 41,805    $ 45,744    $ 36,617    $ 18,831
Cost of sales                                                             23,044      19,783      20,651      17,479       8,802

Cost of sales - write-downs                                                   --       2,261          --          --       3,745
Advertising and promotion                                                 11,023      11,922      10,156       9,988       4,700

Advertising and promotion - write-downs                                       --       3,971          --          --         846
Bad debt expense                                                           2,583       2,536       2,821       3,940         829
General and administrative                                                11,823       8,947       8,347       6,816       6,043

Asset write-downs and strategic charges                                       --       7,044          --         749          --

Severance and other termination costs                                         --          --          --         544          --
Depreciation and amortization                                              7,984       5,156       1,314         328         144

Non-cash write-down of intangibles                                            --          --       1,224          --          --

Non-cash write-down of goodwill                                           38,226          --          --          --          --
                                                                        --------    --------    --------    --------    --------
     Operating (loss) income                                             (50,257)    (19,815)      1,231      (3,227)     (6,278)
Interest income (expense), net                                            (2,940)     (2,790)     (2,974)     (1,925)     (9,082)
                                                                        --------    --------    --------    --------    --------
     Loss before income tax benefit (expense)
      and extraordinary item                                             (53,197)    (22,605)     (1,743)     (5,152)    (15,360)

Income tax benefit (expense)                                                  --      17,200        (550)     (1,471)    (14,753)
                                                                        --------    --------    --------    --------    --------
     Loss before extraordinary item                                      (53,197)     (5,405)     (2,293)     (6,623)    (30,113)

Extraordinary gain (loss) on early extinguishment of debt                 (2,152)         --          --          --          --
                                                                        --------    --------    --------    --------    --------
     Net loss                                                            (55,349)     (5,405)     (2,293)     (6,623)    (30,113)

Dividends on preferred stock                                                  --          --         217         246         574
                                                                        --------    --------    --------    --------    --------
     Net loss applicable to common shares                               $(55,349)   $ (5,405)   $ (2,510)   $ (6,869)   $(30,687)
                                                                        ========    ========    ========    ========    ========

Basic and diluted loss per share:
Basic and diluted loss before extraordinary item                        $  (4.18)   $  (0.39)   $  (0.18)   $  (0.49)   $  (1.71)
                                                                        ========    ========    ========    ========    ========
Basic and diluted loss applicable to common shares                      $  (4.35)   $  (0.39)   $  (0.18)   $  (0.49)   $  (1.71)
                                                                        ========    ========    ========    ========    ========

Basic and diluted weighted average number of
     shares outstanding                                                   12,718      13,862      14,086      14,098      17,976
                                                                        ========    ========    ========    ========    ========

                                                                   As of December 31,
                                                                                                Actual    Pro Forma (a)
                                                  2000       2001        2002        2003        2004        2004
                                                --------   --------    --------    --------    --------    --------
                                                                        (thousands, except per share data)
Balance Sheet Data:
Working capital (deficit)                       $    313   $ (4,167)   $ (4,336)   $(20,165)   $    720    $ 15,705
Total assets                                      49,932     44,452      48,619      36,893      16,576      31,361
Current liabilities                               17,103     15,491      18,984      29,194       5,905       5,705

Long-term debt (less current portion)             15,340     15,849      14,680          --      16,853         640

Common stock subject to contingent put rights      4,550      4,550       4,550         750          --          --
Total Common Stockholders' equity (deficit)     $ 12,939   $  8,562    $ 10,405    $  6,949    $ (6,181)   $ 25,016

(a) Gives effect to (i) the sale of $35 million in Series D preferred stock and warrants (the "Financing"), (2) repayment of $9.35 million of senior debt facility, (iii) conversion of $5.8 million subordinated debt and $1.1 million stated capital of preferred stock to common stock and, (iv) payment of $2.3 million in accrued interest and dividends, (v) redemption of $5.8 million of stated capital of Series A and Series C Preferred Stock, which will occur on or before June 1, 2005 (vi) loss on early retirement of debt of $.8 million, (vii) payment of $3.1 million of cash fees and expenses incurred and the issuance of warrants valued at $2.7 million to investment bankers in connection with the Financing. See Note 19 Subsequent Events to our Financial Statements for the year ended December 31, 2004, included herein. This information is being provided to illustrate the significant effect of the Financing on MediaBay's financial position.

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

On March 23, 2005, we received an infusion of $35 million in private equity financing from several institutional investors. We retired all of our borrowings and our cash reserves increased to approximately $16.5 million. Because of this financing, we believe that we have sufficient cash to implement our new strategy, including for required marketing expenditures, for at least twelve months.

We report financial results on the basis of four business segments; Corporate, Audio Book Club, Radio Spirits and MediaBay.com. A fifth division, RadioClassics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. In 2004, our Audio Book Club segment had net sales of approximately $12.3 million, our Radio Spirits segment had net sales of approximately $6.4 million, our MediaBay.com segment had sales of approximately $0.2 million and we had eliminating inter-segment sales of $0.1 million.

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

We record reductions to our revenue for future returns and record an estimate of future bad debts arising from current sales in general and administrative expenses. These allowances are based upon historical experience and evaluation of current trends. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected. In November 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a

Reseller of the Vendor's Products)", which addresses the income statement classification of certain credits, allowances, adjustments, and payments given to customers for the services or benefits provided. We adopted EITF No. 01-9 effective January 1, 2002, and, as such, have classified the cost of these sales incentives as a reduction of sales. The effect on sales of applying EITF No. 01-9 in 2002, 2003 and 2004 was $118,000, $60,000 and $48,000 respectively.

Downloadable content revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer's credit card is processed. Content revenue from the sale of content subscriptions is recognized pro rata over the term of the subscription period. Rebates and refunds are recorded as a reduction of revenue in the period in which the rebate or refund is paid in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

Accounts Receivable Valuation
We record an estimate of our anticipated bad debt expense and return rates based on our historical experience. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate, or if the payment or buying behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required. For example, a one percent increase in returns as a percentage of gross sales for the year ended 2004, assuming a constant gross profit percentage and all other expenses unchanged, would have resulted in a decrease in net sales of $242,000 and a increase in net loss available to common shares of $129,000. A one percent increase in bad debt expenses as a percentage of net sales, assuming all other expenses were unchanged, would have resulted in an increase in bad debt expenses and a corresponding increase in net loss available to common shares of $188,000.

Income Taxes
The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management.

Based on a change in our strategy, which we believe will result in lower sales and losses in the near term, but ultimately will be more profitable, we have determined that it is not more likely than not that we will, in the foreseeable future, be able to realize all or part of our net deferred tax asset. We have accordingly made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the fourth quarter of 2004, the period when such determination was made.

Deferred Member Acquisition Costs
Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. We account for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization Accordingly, we have capitalized direct response advertising costs and amortized these costs over the period of future benefit (the average member life), which has been determined to be generally 30 months. The costs are being amortized on accelerated basis consistent with the recognition of related revenue. In the fourth quarter of 2003, we adjusted the amortization period for advertising to attract customers to its World's Greatest Old-Time Radio continuity program and revised the estimate period for amortization of these advertising costs down to 18 months, which resulted in an increase in advertising expenses for the year ended December 31, 2003 of $409.

SOP 93-7 requires that the realizability of the mounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. Based on the change in our strategy we have determined that the future net revenue from our Audio Book Club does not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly, we have made an adjustment to write-off the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense of $846.


Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. At December 31, 2004, we had $9.7 million of goodwill, all of which relates to our Radio Spirits operations. We completed our annual impairment test as of January 2005, utililizing the services of an independent third-party appraiser, which did not result in an impairment loss. However, if conditions or circumstances were to change resulting in a deterioration of our Radio Spirits business, a future impairment of goodwill could be necessary.

Results of Operations
The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                  Year Ended December 31,
                                            -----------------------------------
                                               2002         2003         2004
                                            ---------    ---------    ---------
Net sales .............................        100%         100%         100%
                                            =========    =========    =========
Cost of sales .........................         45           48           47
Cost of sales - write-downs ...........         --           --           20
Advertising and promotion .............         22           27           25
Advertising and promotion - write-downs         --           --            5
Bad debt expense ......................          6           11            4
General and administrative expense ....         18           19           32
Severance and other termination costs .         --            1           --
Asset write-downs and strategic charges         --            2           --
Depreciation and amortization expense .          3            1            1
Non-cash write-down of intangibles ....          3           --           --
Interest expense, net .................          7            5           48
Income tax expense (benefit) ..........          1            4           78
Net (loss) ............................         (5)         (18)        (160)
Dividends on preferred stock ..........         --            1            3
Net (loss) applicable to common shares          (5)         (19)        (163)

Year ended December 31, 2004 compared to year ended December 31, 2003
Net Sales
       ($000's)                          Change from
                     2003        2004    2003 to 2004   % Change
                     ----        ----    ------------   --------

Audio Book Club   $ 26,380     12,303     (14,076)       (53.4)%
                  ----------------------------------------------

Radio Spirits
Catalog              4,210      3,248        (962)       (22.8)
Wholesale            3,048      1,671      (1,377)       (45.2)
Continuity           2,841      1,403      (1,438)       (50.6)
                  ----------------------------------------------
                    10,099      6,322      (3,777)       (37.4)
                  ----------------------------------------------

MediaBay.com           138        205          67         48.7
                  ----------------------------------------------
                  $ 36,617     18,831     (17,786)       (48.6)%
                  ==============================================

Audio Book Club sales decreased principally due to a decrease in club membership as a result of a reduction in our advertising expenditures for new members. For the year ended December 31, 2004, the Audio Book Club spent $414,000 to attract new members, a reduction of $1.7 million, or 80.2%, from the amount spent to attract new members of $2.1 million during the year ended December 31, 2003. Audio Book Club attracted approximately 19,000 new members in the year ended December 31, 2004 as compared to approximately 134,000 new members in the year ended December 31, 2003.

The decrease in Radio Spirits catalog sales is principally attributable to lower sales from catalogs mailed due to less new product introductions into the catalogs and fewer new customers. Wholesale sales of old-time radio products decreased principally due to lower orders from mass merchants and other retailers. Sales of our The World's Greatest Old-Time Radio continuity program decreased for the year ended December 31, 2004, as compared to the year ended December 31, 2003, principally due to the reduction in our advertising expenditures for new members. For the year ended December 31, 2004, we spent $6,000 to attract new continuity customers, compared to $775,000 spent to attract new customers during the year ended December 31, 2003.

Cost of Sales
$ (000's)                   2003                         2004
                  -------------------------   ---------------------------
                                  As a %                          As a %        From 2003 to 20003
                       $       of Net Sales        $          of Net Sales  of Net Sales     % Change
                  -----------   ----------    ----------      ------------   ----------      --------
Audio Book Club   $   12,107          45.9%   $    5,484          44.6%        (6,623)         (54.7)%
                  ------------------------------------------------------------------------------------

Radio Spirits
Catalog                 47.9%        1,476          45.5          (539)         (26.7)
                                                                                               2,015
Wholesale               67.5%        1,346          80.6          (711)         (34.6)
                                                                                               2,057
Continuity              45.6%          495          29.7          (800)         (61.8)
                  ------------------------------------------------------------------------------------
                       5,367          53.1%        3,317          52.5          (2050)         (38.2)
                  ------------------------------------------------------------------------------------
MediaBay.com                             5             1           0.3             (4)         (80.0)
                  ------------------------------------------------------------------------------------
                  $   17,479          47.7%        8,802          46.7%        (8,677)         (49.6)%
                  ====================================================================================

The principal reason for the decline in cost of sales at Audio Book Club was a reduction in net sales of 53.4% as described above. Cost of sales as a percentage of net sales at Audio Book Club for the year ended December 31, 2004 was 60.2%, compared to 45.9% for 2003. Cost of sales increased as a percentage of sales because our smaller active membership required us to purchase finished goods from publishers rather than licensing and manufacturing product due to lower sales and made us unable to meet manufacturing minimums and recoup advances to publishers, and because higher sales of unabridged and CD titles with higher costs, higher manufacturing costs due to lower volumes and the offering of more discounted titles in our catalogs in an effort to increase sales.

As a percentage of net sales, cost of sales at Radio Spirits increased to 54.1% for the year ended December 31, 2004 from 53.1% for the year ended December 31, 2003. Cost of catalog sales decreased as a percentage of net sales to 46.3% for the year ended December 31, 2004 as compared to 47.9% for the year ended December 31, 2003 principally due to less discounting in the catalogs. The cost of wholesale sales as percentage of net revenue increased to 79.3% as compared to 67.5% for the year ended December 31, 2003 principally due to principally due to sales to discounters of discontinued items. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of net income decreased to 37.0% from 45.6% principally due to the smaller number of new customers in 2004 whose initial purchase has a very high cost of goods sold.

Cost of sales - write-downs
         (000's)

                                    2003       2004
                                 --------   --------
Cost of sales - write-downs      $     --   $  3,745
                                 ========   ========

We have conducted a review of our operations including product offerings, marketing methods and fulfillment. We are committed to digitizing and encoding our library of spoken word content and making our content available to the digital customer as described in the introduction to this Item 1. Business.

As a result of decisions made in the third quarter of 2004 we have recorded $2.1 million of strategic charges for the three months ended September 30, 2004. These charges include: $1.0 of inventory written down to net realizable value due to a reduction in Audio Book Club members and our new focus on delivering spoken word products via downloads and $1.1 million of write-downs to royalty advances paid to audiobook publishers and other license holders, which we do not believe will be recoverable due to our new focus on delivering spoken word products via downloads.

In the fourth quarter of 2004, we decided to transition our Audio Book Club customers to either principally a downloadable business or an Internet based business, which will not offer a negative club option. Based on this decision, we further reduced the value of our Audio Book Club inventory by $870,000 and reduced the amount of publishers' advances recorded as assets by $215,000.

Also in the fourth quarter of 2004, we reviewed our product mix of offerings to both our mail order and wholesale Radio Spirits customers. We have experienced a significant shift in the mix between CDs and cassettes and will substantially reduce the number of cassette offerings in the future. Accordingly, we have written off a substantial portion of our existing cassette inventory as well as a portion of our CD inventory relating to older products, which we will not aggressively promote in future periods. The additional increase in the reserve for obsolescence of the Radio Spirits inventory made in the fourth quarter of 2004 was $560,000.

Advertising and promotion

                                                                          From 2003 to 2004
                                                                          -----------------
                                        2003            2004           Change        % Change
                                    ------------    ------------    ------------    ------------
($000's)
Audio Book Club
New Member                          $      2,092    $        414    $     (1,678)          (80.2)%
Current Member                             1,993             994            (999)          (50.1)
                                    ------------------------------------------------------------
                                           4,085           1,408          (2,677)          (65.5)
                                    ------------------------------------------------------------

Radio Spirits
Catalog                                      964             787            (177)          (18.4)
Wholesale                                     74              57             (17)          (22.3)
Continuity                                   775               6            (769)          (99.2)
                                    ------------------------------------------------------------
                                           1,813             850            (963)          (53.1)
                                    ------------------------------------------------------------

New Projects                                 339             164            (175)          (51.6)
                                    ------------------------------------------------------------
Total Spending                             6,237           2,422          (3,815)          (61.2)

Amount Capitalized                        (2,410)           (354)         (2,056)          (85.3)
Amount Amortized                           6,161           2,632          (3,529)          (57.3)
                                    ------------------------------------------------------------
Advertising and Promotion Expense   $      9,988    $      4,700    $     (5,288)          (52.9)%
                                    ============================================================


Advertising and promotion decreased $5.3 million to $4.7 million or 52.9% for the year ended December 31, 2004 from the amount spent during the year ended December 31, 2003 of $10.0 million. Actual advertising expenditures for the year ended December 31, 2004 decreased $3.8 million to $2.4 million from $6.2 million during the year ended December 31, 2003. The decrease was due to a minimal amount of new member marketing for Audio Book Club new members due to cash constraints and our change in strategy as described above and decreased advertising to existing members due to the reduction in Audio Book Club membership because of normal member attrition with no marketing to replace leaving members. Radio Spirits continuity advertising was reduced due to cash constraints. We spent $164,000 on the new Larry King promotion in 2004.

Advertising and promotion - write-downs
         (000's)

                                               2003         2004
                                            ----------   ----------
Advertising and promotion - write-downs     $       --   $      846
                                            ==========   ==========

Based on the change in our strategy , described above, we have determined that the future net revenue from our Audio Book Club does not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly, we have made an adjustment to write-off the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense of $846,000.

Bad Debt Expense
                            2003                       2004
                  ----------------------------------------------------
         $ (000's)                As a %                      As a %          from 2002 to 2003
                      $        of Net Sales       $           Sales         Change        % Change
                  ----------    ----------    ----------     ---------    ----------     ----------
Audio Book Club   $    3,404          12.9%   $      744           6.0%   $   (2,660)         (78.1)%
                  -----------------------------------------------------   -------------------------

Radio Spirits
Catalog                   --            --            --            --            --             --
Wholesale                 15           0.5%           15           0.8%           --             --
Continuity               521          18.3%           70           5.2%          451           86.5%
                  -----------------------------------------------------   -------------------------
                         536           5.3%           85           1.3%          451           84.1%
                  -----------------------------------------------------   -------------------------

MediaBay.com              --            --            --            --            --             --
                  -----------------------------------------------------   -------------------------
                  $    3,940          10.8%   $      829           4.4%   $    3,111           79.0%
                  =====================================================   =========================

The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales of 53.4% as described above. Bad debt expense as a percentage of net sales at Audio Book Club for the year ended December 31, 2004 was 6.0 %, compared to 12.9% for the year ended December 31, 2003. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new members, who typically have higher bad debt expense, since a lower number of new members were added in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

The bad debt expense of World's Greatest Old-Time Radio continuity for the year ended December 31, 2004 decreased by $451,000 to $70,000 from $521,000 for the year ended December 31, 2003. As a percentage of net sales, bad debt expense for the World's Greatest Old-Time Radio continuity for the year ended December 31, 2004 was 5.2% as compared to 18.3% for the year ended December 31, 2003. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new customers, who typically have higher bad debt expense, since a lower number of new customers were added in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Because of the reasons stated above, our bad debt expense decreased $3.1 million, or 79.0% to $829,000 for the year ended December 31, 2004 as compared to $3.9 million for the year ended December 31, 2003. As a percentage of net sales, bad debt expense was 4.4 % for the year ended December 31, 2004 as compared to 10.8% for the year ended December 31, 2003.

General and Administrative

        $ (000's)           2003                       2004
                  ----------------------------------------------------
                                  As a %                      As a %          from 2003 to 2004
                      $        of Net Sales       $        of net Sales    Change        % Change
                  ----------    ----------    ----------     ---------    ----------     ----------
Audio Book Club   $    2,626          10.0%   $    2,379          19.3%   $     (247)          (9.4)%

Radio Spirits          1,163          11.5%          959          15.2%         (204)         (17.5)

MediaBay.com             614                         621                           7            1.1

Corporate              2,412                       2,084                        (328)         (13.6)
                  -----------------------------------------------------   --------------------------
                  $    6,815          18.6%   $    6,043          32.1%   $     (772)         (11.3)%
                  =====================================================   ==========================

General and administrative expenses at Audio Book Club declined principally due to reductions in payroll and related costs due to reduced staff. General and administrative expenses at Radio Spirits for the year ended December 31, 2004 declined principally due to reductions in payroll due to reduced staff and commissions to outside sales personnel due to lower wholesale sales. Our corporate general and administrative expenses for the year ended December 31, 2004 declined principally due to lower payroll costs due to less employees and settlement of lease and consulting obligations.

Asset write-downs and strategic charges
         (000's)

                                                       2003        2004
                                                     --------    -------
Asset write-downs and strategic charges              $    749    $    --
                                                     ========    =======

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

Termination costs
         (000's)

                               2003          2004
                             -------      ---------
Termination costs            $  544       $      --
                             =======      =========

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

Depreciation and Amortization

                           2003                       2004
                  ----------------------------------------------------
$ (000's)                         As a %                      As a %          from 2003 to 2004
                      $        of Net Sales       $        of net Sales    Change        % Change
                                ----------                   ---------    ----------     ----------
Depreciation:
Audio Book Club   $      104          0.4%           83           0.7%    $      (21)         (19.9)%

Radio Spirits             42          0.4%           37           0.6             (5)         (11.9)%


Amortization:
Corporate                182           --            24            --           (158)         (87.0)%
                  -----------------------     -----------------------     -------------------------
                  $      328          0.9%          144           0.8%    $     (184)         (75.0)%
                  =======================     =======================     =========================

The decrease in amortization expenses is principally attributable to the reduction of the carrying amounts of our intangible assets made in the fourth quarter of 2003. Specifically, we made a strategic decision to no longer compete in the DVD market and accordingly wrote off the value of certain video and DVD rights we had acquired in the amount of $90,000. We also made the strategic decision in the fourth quarter of 2003 to discontinue future mailings to the Columbia House lists of members of other clubs. Accordingly, in the fourth quarter of 2003, we wrote off the unamortized value of the Columbia House mailing agreement of $986,000.

Interest Expense

                                                                              From 2003 to 2004
                                                                              -----------------
                                                  2003         2004         Change       % Change
                                                  ----         ----         ------       --------
$ (000's)
Interest paid                                  $      384   $    1,045    $      661         159.1%

Interest accrued                                       74           25           (49)        (66.2)

Interest included in debt                             907          521          (386)        (42.6)

Amortization of deferred financing costs and
original issue discount                               560        1,341          (781)       (139.5)

Loss on early extinguishment of debt                   --        1,532         1,532            --

Beneficial conversion expense                          --        3,991         3,991            --

Inducement to convert                                  --          391           391            --

Interest converted to preferred stock                  --          254           254            --

Less: Interest income                                  --          (18)          (18)           --
                                               ----------------------------------------------------
Total interest expense                         $    1,925   $    9,082    $    7,157         371.8%
                                               ====================================================

The increase in interest expenses is principally due to increased debt and higher interest costs and amortization of debt discount relating to the 2004 financing transactions as described in the Liquidity and Capital Resources section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net loss before income taxes for the year ended December 31, 2004 was $15.4 million as compared to a net loss before income taxes for the year ended December 31, 2003 of $5.2 million.

Income Tax Expense

                                                  From 2003 to 2004
                                                  -----------------
                         2003        2004        Change       % Change
                         ----        ----        ------        --------
$ (000's)

Income Tax Expense   $    1,471   $   14,753   $  (13,282)      902.9%
                     ==================================================

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management.

Based on the change in Company strategy, described above, we have determined that it is not more likely than not that we will, in the foreseeable future, be able to realize all or part of our net deferred tax asset. Accordingly, we have made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income of $14.8 million in the fourth quarter of 2004, the period when such determination was made.

During the years ended December 31, 2003; we utilized $1,471,000, of the $17.2 million deferred tax asset recorded in 2001. Accordingly, we recorded income tax expense of $1,471,000 for the year ended December 31, 2003.

Preferred Stock Dividends
                                                                                       From 2003 to 2004
                                                        2003            2004         Change       % Change
                                                        ----            ----         ------       --------
$ (000's)
Series A Preferred Stock dividends                            228             228            --           --
Series B Preferred Stock dividends                             18              28            10         55.6%
Series C Preferred Stock dividends                             --             318           318
Total dividends accrued on preferred stock          -------------   -------------    ----------     ---------
                                                    $         246   $         574    $      328     $  133.3%
                                                    =============   =============    ==========     =========

The increase in preferred stock dividends for the year ended December 31, 2004 as compared to the year ended December 31, 2003, is due to an increase in dividends for Series B Preferred Stock which was issued May 2003 and outstanding for only part of 2003 and dividends on the Series C Preferred Stock issued in May 2004. Our Principal Shareholder agreed to exchange the principal of certain notes, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $3.8 million and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519,000 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Series C Preferred Stock accrues dividends at the rate of 9% per annum.

Loss Applicable to Common Stockholders
                                                        From 2003 to 2004
                                                        -----------------
                                           2003      2004     Change
                                           ----      ----     ------
$ (000's)
Loss applicable to common stockholders   $ 6,869   $30,687   $23,818

Principally due to reduced sales and higher interest costs, partially offset by lower advertising, bad debt expense, certain write-offs and strategic charges described above general and administrative expenses, increased interest expenses, including beneficial conversion charges and recognition of deferred tax expenses, our net loss applicable to common shares for the year ended December 31, 2004 increased $23.8 million to $30.7 million, or $1.71 per diluted share as compared to a net loss applicable to common shares for the year ended December 31, 2003 of 6.9 million, or $.49 per diluted share of common stock.


Year ended December 31, 2002 compared to year ended December 31, 2003
Net Sales

       ($000's)                             Change from
                     2002         2003      2002 to 2003    % Change
                  ----------   ----------    ----------     ----------
Audio Book Club   $   34,343   $   26,380    $   (7,963)         (23.2)%
                  ----------------------------------------------------

Radio Spirits
Catalog                4,507        4,210          (297)          (6.6)%
Wholesale              5,594        3,048        (2,546)         (45.5)%
Continuity             1,085        2,841         1,756          161.8%
                  ----------------------------------------------------
                      11,186       10,099        (1,087)          (9.7)%
                  ----------------------------------------------------

MediaBay.com             215          138           (77)         (35.8)%
                  ----------------------------------------------------
                  $   45,744   $   36,617    $   (9,127)         (20.0)%
                  ====================================================

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

Cost of Sales
-------------
$ (000's)
                             2002                        2003
                  -------------------------   -------------------------
                                   As a %                      As a %          from 2002 to 2003
                      $        of Net Sales       $        of net Sales    Change        % Change
                  ----------      ---------   ----------    -----------    ----------     ----------
Audio Book Club   $   14,821          43.2%   $   12,107          45.9%    $   (2,714)         (18.3)%
                  ----------------------------------------------------------------------------------
Radio Spirits
Catalog                1,874          41.6%        2,015          47.9%           141            7.5%
Wholesale              3,072          54.9%        2,057          67.5%        (1,015)         (33.0)%
Continuity               884          81.5%        1,295          45.6%           411           46.5%
                  ----------------------------------------------------------------------------------
                       5,830          52.1%        5,369          53.1%          (463)          (7.9)%
                  ----------------------------------------------------------------------------------

MediaBay.com              --                           5                            5
                  ----------------------------------------------------------------------------------
                  $   20,651          45.1%   $   17,479          47.7%    $   (3,172)         (15.4)%
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

Advertising and promotion

                                                                     From 2002 to 2003
                                                                     -----------------
                                       2002           2003         Change          % Change
                                       ----           ----         ------          --------
($000's)
Audio Book Club
New Member                          $    8,269    $    2,092    $   (6,177)         (74.7)%
Current Member                           2,310         1,993          (317)         (13.7)%
                                    -----------------------------------------------------
                                        10,579         4,085        (6,494)         (61.4)%
                                    -----------------------------------------------------

Radio Spirits
Catalog                                  1,070           964          (106)          (9.9)%
Wholesale                                  151            74           (77)         (51.0)%
Continuity                                 885           775          (110)         (12.4)%
                                    -----------------------------------------------------
                                         2,106         1,813          (293)         (13.9)%
                                    -----------------------------------------------------

New Projects                                --           339           339
                                    -----------------------------------------------------
Total Spending                          12,685         6,237        (6,448)         (50.8)%

Amount Capitalized                      (8,099)       (2,410)
Amount Amortized                         5,571         6,161
                                    ------------------------
Advertising and Promotion Expense   $   10,157    $    9,988
                                    ========================


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

The largest increases in 2002 as compared to 2001 were in attracting members through the Internet to our Audio Book Club in offers which required no immediate payment to join the club or purchase the initial books and in attracting member to Audio Passages, an audiobook club with products intended for a Christian audience. The cost to acquire these customers was lower than our traditional direct mail campaigns to acquire Audio Book Club members, however the performance of both the members attracted through the Internet and the Audio Passages members was much worse than our traditional Audio Book Club members. Because we spent a substantial amount of money to acquire these members and their performances were worse than we anticipated, we did not have much funds for advertising in 2003 and accordingly our advertising and promotion activities were dramatically reduced in 2003. A large portion of advertising expenditures in 2002 was capitalized and a substantial portion of that advertising was expensed in 2003. Our new member recruitment was significantly reduced in 2003. In 2004, we have done a small amount of marketing for new ABC members on an

Internet offer requiring credit card payment. While the initial response was encouraging we continue to monitor the buying and payment behavior of these customers and currently do not have sufficient funds to conduct any additional marketing.

Bad Debt Expense

                             2002                     2003
                  -----------------------------------------------------
        $ (000's)                    As a %                    As a %        from 2002 to 2003
                       $          of Net Sales      $      of Net Sales     Change      % Change
                  --------------------------------------------------------------------------------
Audio Book Club   $    2,735           8.0%   $    3,404          12.9%   $      669          24.5%
                  --------------------------------------------------------------------------------
Radio Spirits
Catalog                   --            --            --            --            --            --
Wholesale                 15           0.3%           15           0.5%           --            --
Continuity                71           6.5%          521          18.3%          450         633.8%
                  --------------------------------------------------------------------------------
                          86           1.5%          536           5.3%          450         523.3%
                  --------------------------------------------------------------------------------

MediaBay.com              --            --            --            --            --            --
                  --------------------------------------------------------------------------------
                  $    2,821          13.7%   $    3,940          10.8%   $    1,119          39.7%
                  ================================================================================

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

General and Administrative

        $ (000's)            2002                         2003
                  --------------------------------------------------------
                                    As a %                        As a %        From 2002 to 2003
                       $        of Net Sales      $           Of Net Sales    Change           % Change
                  -------------------------------------------------------------------------------------
Audio Book Club   $    2,842           8.3%   $    2,626           10.0%    $     (216)          (7.6)%

Radio Spirits          1,617          14.5%        1,163           11.5%          (454)         (28.1)%

MediaBay.com             654                         614                           (40)          (6.1)%
Corporate              3,234                       2,412                          (822)         (25.4)%
                  -------------------------------------------------------------------------------------
                  $    8,347          18.2%   $    6,815           18.6%    $   (1,532)         (18.4)%
                  =====================================================================================

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

Asset write-downs and strategic charges
         (000's)

                                                       2002       2003
                                                     --------   --------
Asset write-downs and strategic charges              $     --   $    749
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

Termination costs
         (000's)

                               2002                     2003
                          --------------             ---------
Termination costs         $           --             $     544
                          ==============             =========

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

Depreciation and Amortization

                            2002                      2003
                  -------------------------  --------------------------
$ (000's)                        As a %                      As a %            From 2002 to 2003
                      $       of Net Sales         $      of Net Sales      Change          % Change
                  -------------------------   -------------------------     ------------------------
Depreciation:
Audio Book Club   $      124           0.4%   $      104            0.4%    $      (20)        (16.1)%

Radio Spirits             97           0.9%           42            0.4%           (55)        (56.7)%

Amortization:
Corporate              1,093                         182                          (911)        (83.3)%
                  -------------------------   -------------------------     ------------------------
                  $    1,314           2.9%   $      328            0.9%    $     (986)       -75.0%
                  =========================   =========================     ========================

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

Interest Expense

                                                                                     From 2002 to 2003
                                                                                 ---------------------------
                                                         2002         2003          Change         % Change
                                                      ------------------------------------------------------
$ (000's)
Interest paid                                         $      766   $      384    $     (382)         (49.9)%
Interest accrued                                             118           74           (44)         (37.3)%
Interest included in debt                                    637          907           270           42.4%
Amortization of deferred financing costs and
  original issue discount
                                                           1,453          560          (893)         (61.5)%
                                                      ------------------------------------------------------
Total interest expense                                $    2,974   $    1,925    $   (1,049)         (35.3)%
                                                      ======================================================

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

Income Tax Expense
                                                  From 2002 to 2003
                                                  -----------------
                        2002          2003       Change         % Change
                        ----          ----       ------         --------
$ (000's)
Income Tax Expense   $      550   $    1,471   $      921        167.5%
                     ==========   ==========   ==========      ========

During the years ended December 31, 2003 and 2002, we utilized $1,471,000 and $550,000, respectively, of the $17.2 million deferred tax asset recorded in 2001. Accordingly, we recorded income tax expense of $1,471,000 and $550,000 for the years ended December 31, 2003 and 2002, respectively.

Preferred Stock Dividends
                                                                         From 2002 to 2003
                                                                         -----------------
                                                  2002       2003      Change       % Change
                                                  ----       ----      ------       --------
$ (000's)
Dividends accrued on Series A Preferred Stock        217        228         11        5.1%
Dividends accrued on Series B Preferred Stock         --         18         18
                                                --------   --------   --------     -------
Total dividends accrued on preferred stock      $    217   $    246   $     29       13.4%
                                                ========   ========   ========     =======

For the year ended December 31, 2003, we accrued preferred stock dividends of $0.2 million on the outstanding 25,000 shares of Series A Preferred stock, which were issued in January 2002 and $18,000 for dividends for Series B Preferred Stock issued May 2003.

Loss Applicable to Common Stockholders
                                                                From 2002 to 2003
                                                                -----------------
                                            2002      2003      Change     % Change
                                            ----      ----      ------     --------
$ (000's)
Loss applicable to common stockholders   $  2,510   $  6,869   $  4,359      173.7%
                                         ========   ========   ========    ========

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

Liquidity and Capital Resources
Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders. For the year ended December 31, 2004, we spent $414,000 to attract new Audio Book Club members, a reduction of $1.7 million, or 80.2%, from the amount spent to attract new members of $2.1 million during the year ended December 31, 2003, due to a change in strategic direction described PART I, Item
1. Business, above and to the lack of necessary funds. As a result, our member and customer bases eroded and our revenues declined significantly.

Because of the March 2005 financing described below, we believe that we have sufficient cash to implement our new strategy, including required spending on marketing, for a minimum of twelve months.


Operating Activities
Net cash used in operating activities of $4.2 million, which principally consisted of the net loss of $30.7 million, increases in prepaid expenses and royalty advances of $48,000 and $1.0 million, respectively, and a decrease in accounts payable and accrued expenses of $5.4 million, partially offset by deferred tax expenses of $14.8 million, non-cash beneficial conversion charges of $4.4 million, $4.6 million of write-downs of inventory and advances to publishers, as described above, loss on extinguishment of debt of $1.5 million, depreciation and amortization expenses of $144,000, amortization of deferred financing costs and original issue discount of $1.3 million, non-current accrued interest and dividends payable of $1.5 million, non-cash stock compensation of $328,000 decreases in accounts receivable of $2.0 million and inventory of $103,000 and a net reduction in deferred member acquisition costs of $2.3 million.

The decrease in accounts receivable was primarily attributable to a reduction in sales as described above. The net decrease in deferred member acquisition cost is due to reduced spending on new member and customer acquisition activities as described above. The increase in royalty advances is principally due to a decline in sales and a reduction in new member acquisition activities at Audio Book Club, which results in lower royalty expense and less utilization of the advances, as well as the timing and payment of advances. During the year ended December, 2004, we reduced accounts payable and accrued expenses by $5.3 million, the majority of which were over 90 days past due.


Investing Activities
Net cash used in investing activities consisted of the acquisition of fixed assets of $136,000, principally computer equipment and acquisition of certain old-time radio rights from a rightsholder of $20,000.

Financing Activities
The following is a summary of our financing activities since January 1, 2004:


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


New Credit Agreement and Related Financing Transactions
On April 28, 2004, we entered into a new credit agreement ("New Credit Agreement") by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited ("Zohar") as lender, and Zohar, as agent, pursuant to which we and certain of our subsidiaries initially borrowed $9.5 million. The initial term of the New Credit Agreement is one year and it is extendable, at our sole option, for two additional one-year terms upon issuance of additional notes of $600,000 for the first additional year and $300,000 for the second additional year, provided there is no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900,000 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. We used a portion of the $8.6 million of funds received under the New Credit Agreement to satisfy all of its outstanding obligations under (i) promissory notes that it issued in October 2003 in the aggregate principal amount of $1.0 million plus accrued interest of $200,000, (ii) the ING Credit Agreement, which had an outstanding principal balance of approximately $1.4 million and a partial payment of $1.6 million of the convertible note issued to ABC Investment, L.L.C. as described below. In connection with the March 2005 financing described above we repaid all amounts due under the senior notes.

Norton Herrick ("Herrick"), a principal shareholder of the Company, Huntingdon Corporation ("Huntingdon"), a company wholly-owned by Herrick, and N. Herrick Irrevocable ABC Trust (the "Trust"), of which Herrick is the beneficiary, and

Howard Herrick, a principal shareholder of the Company, is the trustee, consented to the New Credit Agreement and the other transactions described above and entered into a subordination agreement with Zohar. The New Credit Agreement required the aggregate amount of principal and interest owed by MediaBay to Herrick, Huntingdon and the Trust be reduced to $6,800,000 ("Permissible Debt") by June 1, 2004.

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

Herrick and Huntingdon agreed not to demand repayment of their debt until the earlier of (i) the repayment of the New Credit Agreement or (ii) June 28, 2007. In connection with the Financing described below, Herrick and Huntingdon converted all their notes into common stock at their stated terms.

The remaining promissory notes held by Herrick, Huntingdon and the Trust are guaranteed by certain subsidiaries of the Company and secured by a lien on the assets of the Company and certain subsidiaries of the Company.


New ABC Note
On April 28, 2004, we repaid $1.6 million principal amount of the $3.2 million principal amount convertible note issued to ABC Investment, L.L.C. We issued a new $1.6 million note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of our common stock on the closing date was $0.48. In the fourth quarter of 2004, the note was converted into our common stock.


Settlement of Put Obligations
We entered into a settlement agreement with Premier Electronic Laboratories, Inc. ("Premier") dated April 1, 2004. Pursuant to the settlement, among other things, we agreed to pay Premier $950,000 in exchange for Premier waiving its right to put its shares of Common Stock to MediaBay pursuant to a Put Agreement dated December 11, 1990. MediaBay's obligation under the Put Agreement was reduced by $150,000 in exchange for relinquishing certain leases for real property. MediaBay paid $14,000 on closing and is paying the remaining balance over six years in monthly payments starting at $7,000 in July 2004 and increasing to $19,000 from May 2007 through April 2010.


October Sale of Equity
On October 11, 2004, we entered into a Securities Purchase Agreement pursuant to which we issued to the Forest Hill Capital LLC ("Forest Hill"), for the account of certain of its affiliates ("the "Forest Hill Entities") thereunder an aggregate of 1,800,000 shares of our common stock and warrants to purchase 400,000 shares of Common Stock (the "October Warrants"). The Forest Hill Entities paid an aggregate purchase price of $900,000 for the shares and October Warrants. Each October Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.83 per share during the five-year period commencing on October 11, 2004. In connection with the Financing described below, the Forest Hill Entities exchanged these shares of common stock and warrants for Series D Preferred Stock and the October Warrants issued in the Financing described below.


March 2005 Financing
On March 23, 2005, we issued an aggregate of (a) 35,900 shares (the "Offering Shares") of our Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 65,272,273 of our common stock, (b) 32,636,364 five-year common stock purchase warrants (the "Offering Warrants") and (c) preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to us of $8.975 million, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 8,159,091 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35.9 million (the "Financing").

Immediately prior to the Financing, holders of a majority of our voting securities approved by written consent (the "Shareholder Consent") (a) an amendment to our Articles of Incorporation, increasing the number of our authorized shares of the common stock ("Common Stock") from 150,000,000 to 300,000,000, (b) a change of control which may occur as a result of the Financing, and (c) our issuance, in connection with the transactions contemplated by the Financing documents, of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding immediately prior to the Financing.

While such actions have been approved by a majority of our shareholders, we may not effect them until it satisfies certain information requirements to our shareholders not party to the Shareholder Consent. As a result, the Shareholder Consent will not be effective, and therefore no conversion of the Preferred Shares nor exercise of the Warrants or the Satellite Warrant above the Cap Amount can be effected until at least 20 calendar days after an information statement is sent or given to such shareholders. Until such time, the Investors have agreed not to convert or exercise their securities above their pro rata portion of the Cap Amount and Merriman has agreed not to exercise the Merriman Warrants.

The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at our option, subject to satisfaction of certain conditions, commencing 30 days following the later date to occur (the "Effective Date") of (a) the effective date of the Financing Registration Statement (defined below) and (b) the effective date of the Shareholder Consent. Under certain limited circumstances within our control, the holders will also have the right to require us to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at our option, subject to satisfaction of certain conditions, in shares of Common Stock ("Dividend Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, we may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least 2/3rds of the Preferred Shares then outstanding.

Each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $0.56 per share for a period of five years commencing September 23, 2005, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the exercise price. In addition, once exercisable, the Warrants permit cashless exercises during any period when the Warrant Shares are not covered by an effective resale registration statement.

The Over-Allotment Warrants are exercisable until 90 days following the Effective Date for the purchase of Additional Shares and Additional Warrants, at an exercise price equal to the Stated Value of the Additional Shares purchased, with the purchase of each Additional Share including an Additional Warrant exercisable for a number of Warrant Shares equal to 50% of the Conversion Shares underlying such Additional Share.

As part of the Financing, the Forest Hill Entities exchanged the 1.8 million shares of Common Stock and 400,000 October Warrants previously purchased by them in October 2004 for $900,000 of the Offering Securities.

In connection with the Financing, we also entered into an agreement (the "Herrick Agreement") with Herrick and Huntingdon (collectively, the "Herrick Entities"), pursuant to which, concurrently with the Financing:

      o all $5.784 million principal amount of our convertible notes owned by the Herrick Entities (the "Herrick Notes") and 10,684 of their shares of our Series A Preferred Stock were converted into an aggregate of approximately 12.2 million shares of Common Stock (the "Herrick Shares"), at their stated conversion rate of $0.56 per share;

      o we also agreed to redeem the remaining 14,316 shares of Series A Preferred Stock held by the Herrick Entities and all 43,527 of their shares of our Series C Convertible Preferred Stock of the Company (collectively, the "Redemption Securities") for $5.8 million, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent and June 1, 2005, and both the Redemption Securities and the redemption price were placed into escrow pending such date;

      o the Herrick Entities waived certain of their registration rights and we agreed to include the Herrick Shares for resale in the Financing Registration Statement, so long as such Herrick Shares are owned by the Herrick Entities and not otherwise transferred, including, but not limited to, in the Herrick Financing (as defined below); and

      o the Herrick Entities consented to the terms of the Financing and the agreements entered into in connection with the Financing, as we were required to obtain such consents pursuant to the terms of the Herrick Notes, the Series A Preferred Stock and the Series C Preferred Stock.

      o Herrick and Huntingdon also entered into a voting agreement and proxy with us pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent and gave us a proxy to vote their shares, at the direction of the Company's Board of Directors, until the Effective Date.

We received $35 million of gross proceeds (not including the securities exchanged by the Forest Entities for $900,000 of the purchase price) in the Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from us of $2,625,000 plus a five-year warrant (the "Merriman Warrant") to purchase 7,159,091 shares of Common Stock at an exercise price of $0.56 per share commencing upon the effectiveness of the Shareholder Consent. Merriman also received a structuring fee from us with respect to the Financing in the amount of $175,000. In addition, we issued to Satellite Strategic Finance Associates, LLC, an investor in the Financing, a warrant (the "Satellite Warrant") to purchase 250,000 shares of Common Stock (identical to the Warrants), and reimbursed it $55,000 for expenses, for consulting services rendered by it in connection with the Financing.

Concurrently with the Financing, we repaid from net Financing proceeds all of the principal and accrued and unpaid interest due on our outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9.4 million. We will report an additional charge in the first quarter of 2005 to reflect the write-off of unamortized financing charges related to the repayment of this debt.

We used approximately $2,271,000 of the proceeds from the Financing to pay all accrued and unpaid interest to the Herrick Entities on convertible notes and the Series A Preferred Stock and Series C Preferred Stock.

The Offering Securities, the Satellite Warrant and the Merriman Warrant (the "Financing Securities") were issued in the Financing without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.

Commitments
$(000's)

                                                     Payments Due by Period
                                --------------------------------------------------------------
Contractual Obligations                      Less than        1-3          3-5       More Than
                                   Total       1 Year        Years        Years       5 Years
                                ----------   ----------   ----------   ----------   ----------
Debt Obligations                $   17,770   $   17,770   $       --   $       --   $       --
Capital Lease Obligations               71           53           18           --           --
Operating Lease Obligations            964          163          385          406           10
Purchase Obligations                 1,487          459          575          453           --
Other Long Term Liabilities
Reflected on the Registrant's
Balance Sheet Under GAAP             1,331          551          780           --           --
                                ----------   ----------   ----------   ----------   ----------
Total                           $   21,623   $   18,996   $    1,758   $      859   $       10
                                ==========   ==========   ==========   ==========   ==========

Operating Lease
We lease approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a sixty-six month lease agreement dated April 18, 2003.

Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

         Year ending December 31,

        2005...............................................     $   186
        2006...............................................         189
        2007...............................................         198
        2008...............................................         198
        Thereafter.........................................          --
        Total lease commitments............................     -------
                                                                $   771
                                                                =======
Capitalized Leases

During the year ended December 31, 2004, we had three capital leases. Lease payments under these agreement were $59, $53 and $53 in 2004, 2003 and 2002, respectively. The amount of equipment capitalized under the leases and included in fixed assets is $196, and net of depreciation the fixed asset balance is $24 and $94 at December 31, 2004 and 2003, respectively. The obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2004 and 2003 were $9 and $71, respectively.

         Minimum annual lease commitments under capital leases are as follows:

         2005..................................................  $  18
         2006..................................................      6
         2007..................................................      1
                                                              --------
         Total capital lease commitments.......................  $  25
                                                              ========
Employment Agreements
We have commitments pursuant to employment agreements with certain of our officers. Our minimum aggregate commitments under such employment agreements are approximately $674 and $223 during 2005and 2006, respectively.

Licensing Agreements

We have numerous licensing agreements for both audiobooks and old-time radio shows with terms generally ranging from one to five years, which require us to pay, in some instances, non-refundable advances upon signing agreements, against future royalties. We are required to pay royalties based on net sales. Royalty expenses were $1,473,000 $2,524,000 and $3,243,000 for 2004, 2003 and 2002,
respectively. Minimum advances required to be paid under existing agreements for the next five years are as follows:

         2005                                    $   303,000
         2006                                        455,000
         2007                                        238,000
         2008                                        138,000
                                                 -----------
         Total                                   $ 1,134,000
                                                 ===========

Recent Accounting Pronouncements

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Inventory costs
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005; however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.


Net Operating Losses
Our federal net operating loss carryforwards expire beginning in 2018. Under
Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the corporation's outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. The additional equity financing we obtained in 2000 and March 2005 resulted in an ownership change and, thus, limits our use of virtually all of our prior net operating losses. In the event we achieve profitable operations, this significant limitation on the utilization of net operating losses has the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods. We have provided a full valuation allowance for our net operating loss carryforwards.


Audit Committee Approval of Non-Audit Services
In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing any non-audit services approved by our Audit Committee (the

"Committee") to be performed by Amper, Politziner & Mattia ("APM"), our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statement. During the year ended December 31, 2004, we did not engage APM for any non-audit services.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2004, we were exposed to market risk for the impact of interest rate changes. As a result of the March 2005 financing described above, we no longer have any debt with an interest rate fluctuating with market rates. As a matter of policy, we do not enter into derivative transactions for hedging, trading or speculative purposes.

Our exposure to market risk for changes in interest rates related to our long-term debt. As of December 31, 2004, interest on $9.4 million of our debt was payable at the rate of the LIBOR plus 10.0% and interest on $2.5 million of our long-term debt was payable at the rate of the prime rate plus 2.0%. If LIBOR or the prime rate were to have increased, our interest expense would have increased, however a hypothetical 10% increase in interest rates, from approximately 6% to 6.6%, would not have had a material impact on our fair values, cash flows or earnings for either 2004 or 2003.


Item 8. Financial Statements and Supplementary Data
The financial statements appear in a separate section of this report following
Part IV.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.


Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended December 31, 2004 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The directors, executive officers and other key employees of our company are as follows:

Name                        Age      Position
----                        ---      --------
Joseph R. Rosetti            71      Chairman and Director
John F. Levy                 49      Vice Chairman and Chief Financial Officer
Jeffrey Dittus               38      Chief Executive Officer and Director
Robert Toro                  40      Senior Vice President of Finance
Richard J. Berman            62      Director
Paul D. Ehrlich              60      Director
Paul D. Neuwirth             68      Director
Stephen Yarvis               67      Director


Joseph Rosetti, 71, was appointed Chairman of the Board of Directors of the Company in August 2004. Mr. Rosetti has been a director of the Company since December 2002. Mr. Rosetti is President of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. Prior to forming SafirRosetti, Joseph
R. Rosetti was the Vice Chairman of Kroll Associates. As Vice Chairman, he had responsibility for Corporate Security/Crisis Management, which provides industry and professional organizations with preventive measures to combat corporate and financial crimes. From 1971 to 1987 he had worldwide responsibility at IBM for security programs in physical security, investigations, personnel security, trade secret protection, information asset security, real and movable and financial asset security and Department of Defense Security. Mr. Rosetti was a member of the U.S. National Chamber of Commerce Crime Reduction Panel and was Staff Director for the Conference of the National Commission on Criminal Justice Standards and Goals, a member of the private Security Task Force to the National Advisory Committee on Criminal Justice Standards and Goals and Chairman of the American Management Association's Council on Crimes against Business. Prior to joining IBM, Mr. Rosetti was the Northeast Director for the Law Enforcement Assistance Administration of the U.S. Department of Justice and a Special Agent, Group Supervisor, and Special Assistant to the Assistant Commissioner for Compliance in the Intelligence Division, U.S. Treasury Department. Prior to joining the Treasury Department, Mr. Rosetti held the position of Chief Accountant at Marriott Corporation. Mr. Rosetti is a director of GVI Security Solutions, Inc., a publicly traded company.

John Levy, 49, has been Vice Chairman of the Company since August 2004, Chief Financial Officer of the Company since January 1998 and an employee of the Company since November 1997. Prior to joining the Company, Mr. Levy was Senior Vice President of Tamarix Capital Corporation and had previously served as Chief Financial Officer of both public and private entertainment and consumer goods companies. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.

Jeffrey Dittus, 38, has been Chief Executive Officer and a director of the Company since January 2004. From 1995 through 1998, Mr. Dittus was a senior executive with one of the world's largest direct response marketers, National Media Corporation. While at National Media, Mr. Dittus had direct responsibility for over 300 staff in two different countries, and built a process that streamlined the marketing process in concert with building direct marketing systems that quickly evaluated the profitability of new product launches. After leaving National Media, Mr. Dittus founded IT Capital Limited, a public company based in New Zealand, serving as its Chief Executive Officer until November

2001. Mr. Dittus returned to the United States and, in November 2001 founded a merchant banking firm Kauri Capital, serving as its managing director until January 2004. Mr. Dittus is a member of the Board of Directors of the Leukemia and Lymphoma Society. Mr. Dittus earned a B.S. degree from Pennsylvania State University in Finance and began his career with Philadelphia Bank.

Robert Toro, 40, has been Senior Vice President of Finance of the Company since July 1999, Chief Financial Officer of the Company's Audio Book Club division since November 2001 and an employee since April 1999. Prior to joining the Company, Mr. Toro was Senior Vice President of AM Cosmetics Co. and had previously served in senior financial positions in both public and private entertainment and publishing companies. From 1992 through early 1997, Mr. Toro served in various senior financial positions with Marvel Entertainment Group, Inc., a publicly traded youth entertainment company. Mr. Toro is a Certified Public Accountant with six years of progressive experience with Arthur Andersen where he was employed immediately prior to joining Marvel Entertainment Group.

Richard J. Berman, 62, became a director in June 2003. Mr. Berman has over 30 years of experience in venture capital and mergers and acquisitions. He is currently a Director of International Microcomputer Software, Inc. a publicly traded software company, the Internet Commerce Corporation, a publicly traded Internet supply chain company, NexMed, a publicly traded life sciences company, GVI Security Solutions, Inc., a publicly traded company, and is currently Chairman of the KnowledgeCube Group, a venture capital firm, and Candidate Resources Inc., a leading manager of human resource websites. Mr. Berman started and managed the mergers and acquisitions and private equity groups of Bankers Trust as Senior Vice President. Mr. Berman has also invested in and managed over 20 companies including as Chairman of Prestolite Battery, Inc., Boston Proper and Internet Commerce Corporation. Mr. Berman received his B.S. and M.B. A. in Finance from New York University, a J.D. from Boston College Law School and a degree in International Law from Hague Academy of International Law.

Paul Ehrlich, 60, has been a director of the Company since May 2001. Since August 2000, Mr. Ehrlich has been a partner in Edwards & Topple, LLP, a certified public accounting firm. From 1981 until August 1, 2000, Mr. Ehrlich was shareholder, Tax Specialist, Director of Personal Finance Services at Feldman Sherb & Co., P.C. Mr. Ehrlich has served on the Board of Directors of several companies and is a member of the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants (appointed committee member), and the International Association of Financial Planning. Mr. Ehrlich received his B.A., a degree in accounting from Queens College and his MBA from Pace University.

Paul Neuwirth, 69, has been a director of the Company since June 2004. Mr. Neuwirth is a consultant on client issues and on litigation cases to the international accounting firm Grant Thornton, LLP, where he was a partner from 1969 until his retirement from the firm in 2001. He was Managing Partner of the Philadelphia Office of Grant Thornton from 1976 to 1991 and in charge of service to clients and Litigation Support Services from 1991 to 2001. Mr. Neuwirth was Interim Director of Internal Audit of the Board of Pensions of the Presbyterian Church (U.S.A.) from 2001 through 2003. Since 1979, Mr. Neuwirth has been on the faculty of The Wharton School of the University of Pennsylvania where he teaches graduate and undergraduate courses in Auditing and in International Accounting. A member of the American Institute of CPAs, Mr. Neuwirth was a member and chairman of its Insurance Trust Committee for 12 years. He is a member of the Pennsylvania Institute of CPAs and holds a Bachelor of Business Administration degree from Baruch College of The City University of New York. Mr. Neuwirth is an investor in residential and commercial real estate and a principal in medical service businesses.

Stephen Yarvis, 67, has been a director of the Company since June 2004. Mr. Yarvis was Senior Vice-President, Government Sales of Revlon Government Sales Inc. from 1995 through 1999. From 1985 through 1995, Mr. Yarvis was employed by the Mennen Division of Colgate-Palmolive Company, most recently as Vice President, Sales Special Markets. From 1983 through 1985, Mr. Yarvis was Vice-President sales, private label wipe products for Nice-Pak Products Prior to joining Nice-Pak; Mr. Yarvis held various positions with Warner Lambert Company and was market research supervisor at PepsiCo, Inc. Mr. Yarvis holds an MBA from New York University, and a BA from Hobart College.

The following information is with respect to incumbent directors in Class II and Class III of the Board of Directors who are not nominees for election at this Annual Meeting of Shareholders:

Our Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the shareholders in any year. Jeffrey Dittus and Paul Neuwirth are Class II directors and stand for re-election at the 2005 annual meeting of shareholders. Richard Berman and John F. Levy are Class III directors and stand for re-election at the 2006 annual meeting of shareholders. Paul Ehrlich, Stephen Yarvis and Joseph Rosetti are Class I directors and will stand for re-election at the 2007 annual meeting of shareholders. Our executive officers serve at the direction of the Board and until their successors are duly elected and qualified.

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

Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31, 2003, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with, except that Mr. Neuwirth and Norton Herrick each filed a Form 4 related to one transaction late.

Director Independence
The Board has determined that Messrs. Berman, Ehrlich, Neuwirth and Yarvis meet the director independence requirements of the Marketplace Rules of the National Association of Securities Dealers, Inc. ("NASD") applicable to Nasdaq listed companies.

Audit Committee
We have established an Audit Committee of the Board of Directors, which currently consists of Messrs. Ehrlich, Neuwirth and Yarvis, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. Mr. Ehrlich serves as Chairman. The Board has determined that Messrs. Ehrlich and Neuwirth qualify as "financial experts" under federal securities laws.

Compensation Committee

We have established a Compensation Committee of the Board of Directors, which currently consists of Messrs. Berman, Neuwirth and Yarvis, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. Mr. Yarvis serves as Chairman.

Nominating Committee

We have established a Nominating Committee of the Board of Directors, which currently consists of Messrs. Berman, Ehrlich and Yarvis, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. Mr. Berman serves as Chairman.

Code of Ethics and Business Conduct
The Company adopted a Code of Ethics and Business Conduct that applies to its employees, including its senior management, including its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions. Copies of the Code of Ethics and Business Conduct can be obtained, without charge, upon written request, addressed to: Corporate Secretary, MediaBay, Inc., 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927.

Communications with the Board
The Board of Directors, through its Nominating Committee, has established a process for stockholders to send communications to the Board of Directors. Stockholders may communicate with the Board of Directors individually or as a group by writing to: The Board of Directors of MediaBay, Inc., c/o Corporate Secretary, 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927. Shareholders should identify their communication as being from a shareholder of the Company. The Corporate Secretary may require reasonable evidence that the communication or other submission is made by a shareholder of the Company before transmitting the communication to the Board of Directors.

Item 11. Executive Compensation
The following table discloses for the fiscal years ended December 31, 2002, 2003 and 2004, compensation paid to Ron Celmer, Carl Wolf and Jeffrey Dittus, our Chief Executive Officers during 2004, and our current executive officers (the "Named Executives").

Summary Compensation Table

                                                                            Long-Term
                                                                           Compensation
                                                                              Awards
                                                                            Securities
                                               Annual Compensation          Underlying
                                          -------------------------------                      All Other
     Name and Principal Position          Year      Salary       Bonus     Options/SAR's (#)  Compensation
Carl Wolf                                  2004   $   61,923   $       --      500,000   $       --
Former Chairman and                        2003      135,000           --      585,000           --
Former Chief Executive Officer (1)         2002       15,688           --      645,000           --

Joseph Rosetti                             2004       33,750           --      575,000           --
Chairman (2)

Ronald Celmer                              2003       85,608           --    1,500,000           --
Former Chief Executive Officer (3)

Jeffrey Dittus                             2004      222,172           --    2,250,000           --
Chief Executive Officer (4)

John F. Levy                               2004      190,048           --      900,000
Vice Chairman and                          2003      190,000       35,705       60,241           --
Chief Financial Officer                    2002      181,414       17,500       50,000           --

Robert Toro                                2004      185,048           --           --
Senior Vice President Finance              2003      185,000        5,223      216,145           --
                                           2002      176,752       18,500           --           --

      (1) Carl Wolf became Co-Chairman on November 15, 2002, was named Chairman on May 1, 2003, became Interim Chief Executive Officer on January 3, 2004 and resigned on May 27, 2004.

      (2)   Joseph Rosetti was appointed Chairman on August 12, 2004.

      (3) Ronald Celmer was employed as Chief Executive Officer from August 15, 2003 through January 5, 2004. In connection with the termination of his employment, we paid severance of $56,250 in six semi-monthly payments commencing January 15, 2004.

      (4)   Jeffrey Dittus became Chief Executive Officer on January 29, 2004.

The following table discloses options granted during the fiscal year ended December 31, 2004 to the Named Executives:

Option/SAR Grants in Fiscal Year Ending December 31, 2004:

                                                                                                                Potential
                                                                                                              Realized Value
                                         % of Total                                                     At Assumed Annual Rates of
                        Number of          Options                                                              Stock Price
                         Shares           Granted to                                                           Appreciation
                        Underlying        Employees                                                           for Option Term
                         Options          in Fiscal           Exercise Price            Expiration     ----------------------------
          Name           Granted             Year                ($/share)                  Date        5% ($)              10%($)
Carl Wolf                500,000             8.28%                 $ 0.53                05/28/2009    $ 73,215           $ 161,785

Joseph Rosetti            75,000             1.24%                   0.54                05/28/2009      11,188              24,721
                         400,000             6.63%                   0.33                08/12/2009      36,464              80,573
                         100,000             1.66%                   1.79                12/15/2009      49,447             109,262


Jeffrey Dittus           250,000             4.14%                   0.99                04/30/2009      75,559             165,193
                         250,000             4.14%                   0.99                07/30/2009      79,547             175,259
                         250,000             4.14%                   1.55                01/30/2010          --              55,448
                         250,000             4.14%                   1.55                07/30/2010          --              77,535
                         250,000             4.14%                   1.86                01/30/2011          --              22,179
                         250,000             4.14%                   1.86                04/30/2011          --              34,359
                         400,000             6.63%                   0.54                05/28/2009      59,668             131,848
                         350,000             5.80%                   0.60                10/05/2009      58,010             128,185


John F. Levy             750,000            12.42%                   0.54                05/28/2009     111,877             247,214
                         150,000             2.48%                   1.00                11/14/2009      48,971             110,482

The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 2003. No options were exercised by any of these executives during fiscal 2003.

Aggregated Option Exercises And Fiscal Year-End Option Values

                 Number of Securities Underlying
                      Unexercised Options at   Value of Unexercised In-the-Money
Name                     December 31, 2003       Options at December 31, 2003
                         -----------------       ----------------------------

                    Exercisable  Unexercisable  Exercisable   Unexercisable
                    -----------  -------------  -----------   -------------
Carl Wolf             779,953             --   $    215,011   $         --

Joseph Rosetti        427,500        237,500        311,875        281,875

Jeffrey Dittus        700,000      1,550,000        482,000        534,500

John F. Levy          420,241        600,000        332,369        560,000

Robert Toro           216,145        120,000         84,602         63,600

The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the common stock exceeds the option exercise price. The closing sale price of our common stock on December 31, 2004 was $1.55

Director Compensation
For the year ended December 31, 2004, for serving as an independent director and on the Audit Committee, Messrs. Neuwirth and Yarvis received $5,000 and Mr. Ehrlich received cash compensation of $10,000. During the year ended December 31, 2004, Mr. Berman received options to purchase 225,000 shares of our common stock; Mr. Ehrlich received options to purchase 125,000 shares of our common stock and Messrs. Neuwirth and Yarvis each received options to purchase 100,000 share. For the year ending December 31, 2005, Mr. Ehrlich is expected to receive $15,000 and Messrs. Neuwirth and Yarvis are expected to receive $10,000 each.

Employment Agreements
On January 29, 2004, the Company entered into a 27-month employment agreement with Jeffrey Dittus. The agreement provides for a base annual salary of $250,000 per year. Pursuant to the agreement, the Company granted to Mr. Dittus options to purchase 1,500,000 shares of Common Stock, which have exercise prices and vest as follows:

      Options to Purchase            Exercise Price           Vesting Date
      -------------------            --------------           ------------
         250,000 shares                  $0.99                 04/30/2004
         250,000 shares                  $0.99                 07/30/2004
         250,000 shares                  $1.55                 01/30/2005
         250,000 shares                  $1.55                 07/30/2005
         250,000 shares                  $1.86                 01/30/2006
         250,000 shares                  $1.86                 04/30/2006

We entered into a two-year employment agreement with Joseph Rosetti effective August 2004. This agreement provides for a monthly salary of $7,500, which was subsequently adjusted to $8,500. Pursuant to the agreement, Mr. Rosetti was granted options to purchase 400,000 shares of common stock at an exercise price of $0.33 per share.

We entered into a two-year employment agreement with John Levy effective August 2004. The agreement provides for an annual base salary of $190,000, in the first year of the agreement and an annual base compensation of $210,000 in the second year of the agreement, in each case, subject to a 10% increase upon our obtaining an aggregate of $12 million of debt or equity financing following the date of the agreement. In the event of termination of employment under circumstances described in the employment agreement, including as a result of a change in control, we will be required to provide severance pay equal to the annual salary then in effect for a period of 12 months.

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

Stock Plans
Our 1997 Stock Option Plan provides for the grant of stock options to purchase up to 2,000,000 shares. As of March 28, 2005, options to purchase an aggregate of 1,977,000 shares of our common stock have been granted under the 1997 plan.

Our 1999 Stock Option Plan provides for the grant of stock options to purchase 2,500,000 shares. As of March 28, 2005, options to purchase an aggregate of 2,379,843 shares of our common stock have been granted under the 1999 plan.

Our 2000 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2000 plan. As of March 28, 2005, options to purchase an aggregate of 3,418,250 shares of our common stock have been granted under the 2000 plan.

Our 2001 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,500,000 shares of common stock have been reserved for distribution pursuant to the 2001 plan. As of March 28, 2005, options to purchase an aggregate of 3,417,000 shares of our common stock have been granted under the 2001 plan.

Our 2004 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 7,500,000 shares of common stock have been reserved for distribution pursuant to the 2004 plan. As of March 28, 2005, options to purchase an aggregate of 450,000 shares of our common stock have been granted under the 2004 plan.

As of March 28, 2005, of the options outstanding under our plans, options to purchase 5,031,386 shares of our common stock which are outstanding to our officers and directors as follows: Joseph R. Rosetti - 665, 000 shares; Jeffrey Dittus - 2,250,000 shares; John F. Levy - 1,020,241 shares; Robert Toro - 336,145 shares; Richard J. Berman - 350,000; Paul D. Ehrlich - 210,000; Shares; Paul Neuwirth -- 100,000 shares; and Steve Yarvis - 100,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters The following table details information regarding our existing equity compensation plans as of December 31, 2004:

                                                     (a)                          (b)                       I
                                                                                                  Number of securities
                                                                                                   remaining available
                                                                                                   for future issuance
                                              Number of securities          Weighted-average          under equity
                                               to be issued upon           exercise price of      compensation plans
                                            exercise of outstanding        outstanding options,    (excluding securities
              Plan Category               options, warrants and rights     warrants and rights   eflected in column (a))
----------------------------------------- ----------------------------     --------------------  -------------------------
Equity compensation plans
 approved by security holders ...........                  10,555,064              $1.95                 7,357,907
Equity compensation plans
 not approved by security holders .......                  15,869,598              $0.76                        --
Total ...................................                  26,424,662              $1.24                 7,357,907

Note 1: See Note 10 and Note 11 to the Consolidated Financial Statements for a further description of these plans.

The following table sets forth information regarding the beneficial ownership of common stock, based on information provided by the persons named below in publicly available filings, as of March 22, 2005:

      o     each of MediaBay's directors and executive officers;

      o     all directors and executive officers of MediaBay as a group; and

      o each person who is known by MediaBay to beneficially own more than 5% of our outstanding shares of common stock.

Unless otherwise indicated, the address of each beneficial owner is care of MediaBay, Inc., 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 28, 2005 upon the exercise of options, warrants or other convertible securities. In determining the percentage ownership of the persons in the table above, we assumed in each case that the person exercised and converted all options, warrants or convertible securities which are currently held by that person and which are exercisable within such 60 day period, but that options, warrants or other convertible securities held by all other persons were not exercised or converted.

                            Number of Shares
Name and Address            Beneficially Owned (1)     Percentage of Class
-----------------           ----------------------     -------------------
Norton Herrick                   19,829,839 (2)                   40.4%
Jeffrey Dittus                    1,150,000 (3)                    3.1
John Levy                           687,215 (4)                    1.9
Joseph Rosetti                      590,000 (5)                    1.6
Robert Toro                         216,145 (6)                     *
Richard Berman                      350,000 (7)                     *
Paul Ehrlich                        210,000 (7)                     *
Paul Neuwirth                        50,000 (8)                     *
Stephen Yarvis                       50,000 (8)                     *
Directors and officers
 as a group (8 persons)           3,303,360                        8.5%

--------------------------------------
*        Less than 1%

(1)   Based on 35,406,151 shares outstanding

(2) Represents (i) 6,150,214 shares of Common Stock owned by Mr. Herrick ("Herrick"), (ii) 1,500,000 shares of Common Stock issuable upon exercise of options, (iii) 4,071,043 shares of Common Stock issuable upon conversion of convertible preferred stock held by Mr. Herrick, (iv) 1,430,203 shares of Common Stock issuable upon exercise of warrants held by Mr. Herrick, (v) 4,065,769 shares of Common Stock issuable upon conversion of convertible preferred stock held by Huntingdon, and (vi) 2,612,610 shares of Common Stock issuable upon exercise of warrants held by Huntingdon. Mr. Herrick is the sole stockholder of Huntingdon and his voting and dispositive power over the securities held by Huntingdon.

(3) Represents shares issuable upon exercise of options. Does not include 1,100,000 shares issuable upon issue of options.

(4) Represents (i) 1,000 shares of common stock, (ii) 25,974 shares issuable upon conversion of Series B Preferred stock and (iii) 410,241 shares of common stock issuable upon exercise of options. Does not include 350,000 shares of common stock issuable upon exercise of options.

(5) Represents (i) 25,000 shares and (ii) 562,500 shares issuable upon exercise.

(6) Represents shares issuable upon exercise of options. Does not include 120,000 shares issuable upon exercise of options.

(7)   Represents shares issuable upon exercise of options.

(8) Represents shares issuable upon exercise of options. Does not include 25,000 shares issuable upon exercise of options.


Item 13. Certain Relationships and Related Transactions
As of December 31, 2004 we owed to Norton Herrick, a principal shareholder, and his affiliates approximately $315,000 for reimbursement of certain expenses and services incurred in prior years. On April 28, 2004, in connection with the agreements described below, we agreed to repay Mr. Herrick based on an agreed upon schedule. From April 28, 2004 through December 31, 2004 we paid Mr. Herrick a total of $324,000. As of December 31, 2004, we will pay Mr. Herrick (i) $40,500 per month on the first of each month through and including July 2005 and
(ii) $31,410 on August 1, 2005.

On May 1, 2003, we entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Herrick. Effective December 31, 2003, we agreed with Herrick to terminate the two-year consulting agreement with XNH, and to pay XNH a fee of $7,500 per month for 16 months commencing on January 1, 2004 and to provide Herrick with health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans. The termination agreement provides that the indemnification agreement with Herrick entered into on November 15, 2002 shall remain in full force and effect and that we will reimburse Herrick for expenses incurred in connection with any indemnification obligation. In April 2004, we amended the termination agreement such that we are no longer required to either pay Herrick the $7,500 each month or to provide Herrick with health insurance and other benefits applicable to our officers. In connection with the termination agreement, the non-competition and nondisclosure covenants of the XNH consulting agreement were extended until December 31, 2006. In accordance with the agreement, we paid or reimbursed certain health insurance premiums for Mr. Herrick.

On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Stock with a liquidation preference of $100 per share for $335,000. Of the total sold, 200 shares ($20,000) were purchased by John Levy, Vice Chairman and Chief Financial Officer of the Company. Under a subscription agreement, certain "piggy-back" registration rights were granted.

On January 29, 2004, the Company issued $4,000,000 aggregate principal amount of promissory notes (the "2004 Notes") and warrants to purchase 2,352,946 shares of Common Stock to 13 institutional and accredited investors. In connection with this offering, Herrick and Huntingdon Corporation ("Huntingdon" and together with Herrick, the "Herrick Entities") entered into a letter agreement with the purchasers of the 2004 Notes pursuant to which they granted to the holders of the 2004 Notes in the event of an Event of Default (as defined in the 2004 Notes) the rights to receive payment under certain secured indebtedness owed by the Company to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the letter agreement, the Herrick Entities also executed Powers-of-Attorney in favor of a representative of the 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the 2004 Note holders rights under the letter agreement, including enforcing the Herrick Entities' rights under the security agreements. On April 12, 2004, the notes were converted into Common Stock. In consideration for Huntingdon's consent to the Financing and execution of the letter agreement upon receipt of shareholders' approval, the Company agreed to reduce the conversion price of $1,150,000 principal amount of convertible promissory notes held by Huntingdon from $2.00 to $1.27 and $500,000 principal amount of convertible promissory notes held by Huntingdon from $1.82 to $1.27.

On April 28, 2004, the Company entered into a new credit agreement. Herrick, Huntingdon and N. Herrick Irrevocable ABC Trust (the "Trust"), of which Herrick was the beneficiary, consented to the new credit agreement and the other transactions described above and entered into a subordination agreement with Zohar. The new credit agreement required the aggregate amount of principal and interest owed by the Company to Herrick, Huntingdon and the Trust be reduced to $6,800,000 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800,000 if the Company does not raise at least $2,000,000 in additional equity in each of the two calendar years following the execution of the new credit agreement. MediaBay received a fairness opinion in connection with this transaction.

Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Herrick exchanged accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Trust to Herrick) owed to Herrick aggregating

$1,181,419 into (i) 11,814 shares of Series C Convertible Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 1,514,615 shares of Common Stock at an effective conversion price of $0.78, and
(ii) warrants to purchase 3,029,230 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53.

Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Huntingdon exchanged the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of Series C Convertible Preferred Stock convertible into an aggregate of 4,065,768 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 8,131,538 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53. If the amount of the Permissible Debt is required to be reduced due to the Company's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Convertible Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of Common Stock equal to two times the number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock.

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

In December 2004, we entered into a letter agreement with certain affiliates of Forest Hill Capital, LLC, at that time a principal shareholder (collectively, the "Forest Entities"), extending the date by which we are required to file a registration statement covering the securities issued to Forest Hill entities (the "Registration Statement") to January 31, 2005. As consideration for this extension, we issued to the Forest Hill Entities warrants to purchase an aggregate of 50,000 shares of our common stock, exercisable until December 14, 2008 at a price of $1.42 per share. On February 8, 2005. we entered into another letter agreement with the Forest Hill Entities extending the date by which we were require to file the Registration Statement to May 1, 2005 (the "Extension"). As consideration for the Extension, we issued an aggregate of 119,048 shares of our Common Stock (the "January Shares"), based on the last sale price of the Common Stock on February 8, 2005 of $0.84. We also agreed that if the last sale price of the Common Stock on the date the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date") is below $0.75, we will pay an aggregate of $250,000 less the value of the January Shares on the Effective Date in cash or in shares of Common Stock, at the Forest Hill entities' option. We also granted the Forest Hill entities the right to require us to purchase an aggregate of 200,000 shares of our common stock from the Forest Hill entities at a price of $3.00 per share if, at any time prior to the Effective Date, the last sale price of the Common Stock is above $4.00 per share.

As part of the Financing, the Forest Hill Entities exchanged 1.8 million shares of Common Stock and 400,000 common stock warrants previously purchased by them from the Company in October 2004 for $900,000 of the Offering Securities. The Forest Hill Entities also purchased an additional $1.0 million of the Offering Securities. We also agreed to include an additional 119,048 shares of Common Stock, as well as 50,000 shares of Common Stock underlying certain additional warrants, already beneficially owned and retained by Forest Hill Capital, for resale in the Financing Registration Statement.

In connection with the Financing, we also entered into an agreement with the Herrick Entities, pursuant to which, concurrently with the Financing:

      o all $5.784 million principal amount of our convertible notes owned by the Herrick Entities (the "Herrick Notes") and 10,684 of their shares of our Series A Preferred Stock were converted into an aggregate of approximately 12.2 million shares of Common Stock (the "Herrick Shares"), at their stated conversion rate of $0.56 per share;

      o we also agreed to redeem the remaining 14,316 shares of Series A Preferred Stock held by the Herrick Entities and all 43,527 of their shares of our Series C Preferred Stock (collectively, the "Redemption Securities") for $5.8 million, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent and June 1, 2005, and both the Redemption Securities and the redemption price were placed into escrow pending such date;

      o the Herrick Entities waived certain of their registration rights and we agreed to include the Herrick Shares for resale in the Financing Registration Statement, so long as such Herrick Shares are owned by the Herrick Entities and not otherwise transferred, including, but not limited to, in the Herrick Financing (as defined below); and

      o the Herrick Entities consented to the terms of the Financing and the agreements entered into in connection with the Financing, as we were required to obtain such consents pursuant to the terms of the Herrick Notes, the Series A Preferred Stock and the Series C Preferred Stock.

      o Herrick and Huntingdon also entered into a voting agreement and proxy with us pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent and gave us a proxy to vote their shares, at the direction of the Company's Board of Directors, until the Effective Date.

On March 23, 2005 in connection with March 2005 transactions described in Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company, Herrick and Huntingdon entered into a voting agreement whereby Herrick and Huntingdon authorized the chairman and/or president of the Company to vote their voting securities pursuant to the terms of the March 2005 transaction and in accordance with the Company's Board of Directors.

Also on March 23, 2005 in connection with March 2005 transactions, we entered into a registration rights agreement dated the date hereof with Herrick and Huntingdon in which the parties are granted "piggy-back" registration rights and, with respect to the shares of Common Stock issuable to Herrick and Huntingdon upon conversion of the Herrick Notes and Series A Preferred Stock, Herrick and Huntingdon are granted the same automatic registration rights as the Investors under the Registration Rights Agreement.
We also entered into another registration rights agreement dated March 23, 2005, with Herrick and Huntingdon in which the parties are granted "piggy-back" registration rights and, with respect to the shares of our common stock issuable to Herrick and Huntingdon upon exercise of the warrants held by Herrick and Huntingdon.

We also paid to Norton Herrick and Huntingdon all accrued and unpaid interest dividends due to them in the amount $2,271,000.

Item 14. Principal Accountants' Fees and Services On June 24, 2003, the Company engaged Amper, Politziner & Mattia, P.C. to serve as the Company's independent certified public accountants.

The following table presents fees charged for professional fees charged for professional audit services for the audit of the Company's financial statements for the years ended December 31, 2004 and 2003 by Amper Politziner & Mattia, P.C. No fees were paid for non-audit related services.

                             2003         2004

Audit Fees (1)           $  103,000   $  124,000
Audit-Related Fees (2)           --   $   15,750
Tax Fees (3)                     --           --
All Other Fees (4)           13,000           --

       Total             $  116,000   $  139,750


      (1) The aggregate fees billed for each year for professional services rendered by our principal accountant for the audit of our financial statements and review of financial statements included in our Form 10-Q.

      (2) Fees billed for assurance and related services by our principal accountant for the filing of a registration statement on Form S-3 not reported above.

      (3) There were no fees billed by our principal accountant for professional services rendered for compliance, tax advice and tax planning.

      (4) Former principal accountants billed $13,000 for review of financial statements included in our Form 10-Q for the three months ended March 31, 2003 prior to their dismissal. Our former principal accountants, other than the fees disclosed above, billed no other fees.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

            (a)   Exhibits

3.1         Restated Articles of Incorporation of the Registrant. (1)

3.2         Articles of Amendment to Articles of Incorporation. (3)

3.3         Articles of Amendment to Articles of Incorporation. (4)

3.4 Articles of Amendment to Articles of Incorporation of the Registrant filed with the Department of State of the State of Florida on January 18, 2002. (7)

3.5 Articles of Amendment to Articles of Incorporation of the Registrant filed with the Department of State of the State of Florida on May 7, 2003. (9)

3.6         Amended and Restated By-Laws of the Registrant. (8)

3.7         Amendment to the Articles of Incorporation of MediaBay, Inc.
            regarding the designation of the Series D Preferred Stock. (14)

10.1        1997 Stock Option Plan (1)

10.2        1999 Stock Incentive Plan (2)

10.3        2000 Stock Incentive Plan (5)

10.4        2001 Stock Incentive Plan (6)

10.5        2004 Stock Incentive Plan (13)

10.6 Letter Agreement between the Registrant and Norton Herrick entered into in November 2002. (10)

10.7 Indemnification Agreement dated as of November 15, 2002 between the Registrant, MEH Consulting Services. Inc. and Michael Herrick. (8)

10.8 Indemnification Agreement dated as of November 15, 2002 between the Registrant and Norton Herrick. (8)

10.9 Termination Agreement dated as of March 8, 2004 among XNH Consulting Services, Inc., the Registrant and Norton Herrick. (11)

10.10 Employment Agreement between the Registrant and Jeffrey Dittus dated January 28, 2004. (14)

10.11       Employment Agreement between the Registrant and Joseph Rosetti. (12)

10.12       Employment Agreement between the Registrant and John Levy. (12)

10.13 Letter Agreement among the Registrant and the Forest Hill Entities dated February 8, 2005.

10.14 Registration Rights Agreement dated March 21, 2005 by and among MediaBay, Inc. and each of the investors whose names appear on the signature pages thereof. (14)

10.15 Registration Rights Agreement dated March 21, 2005 by and between MediaBay, Inc. and Goldman, Sachs & Co. (14)

10.16 Registration Rights Agreement (No. 1) dated March 19, 2005 by and among MediaBay, Inc., Norton Herrick and Huntingdon Corporation.
            (14)

10.17 Registration Rights Agreement (No. 2) dated March 19, 2005 by and among MediaBay, Inc., Norton Herrick and Huntingdon Corporation.
            (14)

10.18 Securities Purchase Agreement dated March 21, 2005 by and among MediaBay, Inc., Satellite Strategic Finance Associates, LLC and the other institutional investors whose names appear on the signature pages thereof, including exhibits and schedules thereto. (14)

10.19 Form of Warrant issued to each Investor pursuant to the Securities Purchase Agreement. (14)

10.20 Form of Preferred Warrant issued to each Investor pursuant to the Securities Purchase Agreement. (14)

10.21       Form of Warrant issued to Satellite Strategic Finance Associates,
            LLC. (14)

10.22       Form of Warrant issued to Merriman Curhan Ford & Co. (14)

10.23 Form of Key Employee Agreement dated March 21, 2005 between MediaBay, Inc. and each of Jeffrey A. Dittus and Joseph Rosetti.
            (14)

10.24 Form of Voting Agreement and Proxy dated March 21, 2005 by and among MediaBay, Inc., Norton Herrick and Huntingdon Corporation. (14)

10.25 Agreement dated March 19, 2005 by and among MediaBay, Inc., Norton Herrick and Huntingdon Corporation. (14)

10.26 Letter Agreement dated March 21, 2005 by and among MediaBay, Inc., Forest Hill Select Offshore Ltd., Forest Hill Select Fund, L.P. and Lone Oak Partners L.P. (14)

10.27 Form of Letter Agreement between MediaBay, Inc. and each of Stephen Yarvis, Paul Ehrlich, Paul Neuwirth and Richard Berman. (14)

21.1        Subsidiaries of the Company. (11)

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

(2) Incorporated by reference to the applicable exhibit contained in our Definitive Proxy Statement dated February 23, 1999.

(3) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

(4) Incorporated by reference to the applicable exhibit contained in our Registration Statement on Form SB-2 (file no. 333-95793) effective March 14, 2000.

(5) Incorporated by reference to the applicable exhibit contained in our Definitive Proxy Statement dated May 23, 2000.

(6) Incorporated by reference to the applicable exhibit contained in our proxy statement dated September 21, 2001. (7) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated January 18, 2002.

(8) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

(9) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

(10) Incorporated by reference to Exhibit 10.32 contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

(11) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-K for the year ended December 31, 2003.


(12) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

(13) Incorporated by reference to the applicable exhibit contained in our Definitive Proxy Statement dated November 16, 2004.

(14) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated March 19, 2005.

(b)   Financial Statement Schedule

      Schedule -I - Valuation and Qualifying Accounts and Reserve

                                 MediaBay, Inc.

                                    Form 10-K

                                     Item 8

                          Index to Financial Statements

Report of Independent Public Accounting Firm.............................F-2

Report of Independent Public Accounting Firm.............................F-3

Consolidated Balance Sheets as of December 31, 2003 and 2002.............F-4

Consolidated Statements of Operations for the years ended
December 31, 2003, 2002, and 2001........................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2003, 2002 and 2001.........................................F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002, and 2001........................................F-7

Notes to Consolidated Financial Statements...............................F-8

Schedule II-Valuation and Qualifying Accounts and Reserves...............S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Media Bay, Inc. and Subsidiaries



      We have audited the accompanying consolidated balance sheets of Media Bay Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at page S-1 as of December 31, 2004 and 2003 and for the years then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media Bay Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of December 31, 2004 and 2003 and for years then ended, when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      /s/ Amper, Politziner & Mattia, P.C.

          Edison, New Jersey

          March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MediaBay, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of MediaBay, Inc. and subsidiaries (the "Company") for the year ended December 31, 2002. Our audit also included the financial statement schedule as of and for the year ended December 31, 2002, listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of MediaBay, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ Deloitte & Touche LLP


Parsippany, New Jersey
April 15, 2003

                                 MEDIABAY, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                          December 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                    Assets
Current Assets:
      Cash and cash equivalents ...............................................   $      3,122    $        683
      Accounts receivable, net of allowances for sales returns and doubtful accounts of $2,708 and $4,446 at December 31, 2004 and 2003,
            respectively ......................................................          1,285           3,264
      Inventory ...............................................................          1,530           4,063
      Prepaid expenses and other current assets ...............................            199             215
      Royalty advances ........................................................            489             804
                                                                                  ------------    ------------
            Total current assets ..............................................          6,625           9,029
Fixed assets, net .............................................................            243             227
Deferred member acquisition costs .............................................             --           3,172
Deferred income taxes .........................................................             --          14,753
Other intangibles .............................................................             50              54
Goodwill ......................................................................          9,658           9,658
                                                                                  ------------    ------------
                                                                                  $     16,576    $     36,893
                                                                                  ============    ============

                     Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses ...................................   $      5,361    $     10,268
      Accounts payable, related party .........................................            315             826
      Common stock subject to contingent put rights, current portion ..........             --             350
      Current portion of long-term debt .......................................            200              --
      Short-term debt, net of original issue discount of $54 and $274 at
            December 31, 2004 and 2003, respectively ..........................             29           7,107
      Related party  short-term debt, net of original issue discount of $142 at
            December 31, 2004 and 2003, respectively ..........................             --          10,643
                                                                                  ------------    ------------
            Total current liabilities .........................................          5,905          29,194
Long-term debt, net of original issue discount of $908 at December 31, 2004 ...          9,102              --
Related party long-term debt including accrued interest .......................          7,750              --
Common stock subject to contingent put rights .................................             --             750
                                                                                  ------------    ------------
Commitments and Contingencies .................................................             --              --
                                                                                  ------------    ------------
            Total liabilities .................................................         22,757          29,944
                                                                                  ------------    ------------
Preferred stock, no par value, authorized 5,000,000 shares; 25,000 shares of
      Series A outstanding at December 31, 2004 and December 31, 2003; 200 and
      3,350 shares of Series B issued and outstanding at December 31, 2004 and
      December 31, 2003, respectively and 43,527 and no shares of Series C issued and outstanding at December 31, 2004 and December 31, 2003,
      respectively ............................................................          6,873           2,828
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 24,843,980 and 13,057,414 at December 31, 2004 and 2003,
      respectively ............................................................        101,966          94,567
Contributed capital ...........................................................         17,682          11,569
Accumulated deficit ...........................................................       (132,702)       (102,015)
                                                                                  ------------    ------------
Total common stockholders' equity (deficit) ...................................         (6,181)          6,949
                                                                                  ------------    ------------
                                                                                  $     16,576    $     36,893
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                              Years ended December 31,
                                                                         2004            2003             2002
                                                                     ------------    ------------    ------------

Sales, net of returns, discounts and allowances of $5,363, $16,960 and $16,195 for the years ended December 31, 2004, 2003 and
     2002, respectively ..........................................   $     18,831    $     36,617    $     45,744
Cost of sales ....................................................          8,802          17,479          20,651
Cost of sales - write-downs ......................................          3,745              --              --
Advertising and promotion ........................................          4,700           9,988          10,156
Advertising and promotion write-downs ............................            846              --              --
Bad debt .........................................................            829           3,940           2,821
General and administrative .......................................          6,043           6,816           8,347
Severance and other termination costs ............................             --             544              --
Asset write-downs and strategic charges ..........................             --             749              --
Depreciation and amortization ....................................            144             328           1,314
Non-cash write-down of intangibles ...............................             --              --           1,224
                                                                     ------------    ------------    ------------
      Operating (loss) income ....................................         (6,278)         (3,227)          1,231
Interest expense .................................................          9,082           1,925           2,974
                                                                     ------------    ------------    ------------
      Loss before income tax expense .............................        (15,360)         (5,152)         (1,743)
Income tax expense ...............................................         14,753           1,471             550
                                                                     ------------    ------------    ------------
      Net loss ...................................................        (30,113)         (6,623)         (2,293)
Dividends on preferred stock .....................................            574             246             217
                                                                     ------------    ------------    ------------
      Net loss applicable to common shares .......................   $    (30,687)   $     (6,869)   $     (2,510)
                                                                     ============    ============    ============


Basic and diluted loss per share:
      Basic and diluted loss per share ...........................   $      (1.71)   $       (.49)   $       (.18)
                                                                     ============    ============    ============

See accompanying notes to consolidated financial statements.

START HERE :) :)

                                 MEDIABAY, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2004, 2003 and 2002
                             (Amounts in thousands)

                                                              Series A                          Series B
                                                              Preferred        Series A         Preferred          Series B
                                                               stock -         Preferred         stock -           Preferred
                                                              number of      stock no par       number of         stock no par
                                                               shares            value            shares              value
                                                          ---------------   ---------------   ---------------    ---------------
Balance at January 1, 2002 ............................                --     $          --                --    $            --
    Conversion of convertible debt to preferred stock .            25,000             2,500                --                 --
    Conversion of convertible notes ...................                --                --                --                 --
    Options and warrants granted for consulting .......                --                --                --                 --
    Exercise of options and warrants ..................                --                --                --                 --
    Cancellation of warrants issued ...................                --                --                --                 --
    Stock issued to consultants .......................                --                --                --                 --
    Stock tendered as payment for exercise of options .                --                --                --                 --
    Stock and warrants issued in acquisition of patent                 --                --                --                 --
    Loss applicable to common shares ..................                --                --                --                 --
                                                          ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2002 ..........................            25,000             2,500                --                 --
    Issuance of Series B Preferred Stock ..............                --                --             3,350                328
    Warrants granted in consideration for non-compete
      agreements ......................................                --                --                --                 --
    Exercise of options ...............................                --                --                --                 --
    Stock issued to consultants .......................                --                --                --                 --
    Options issued to consultants .....................                --                --                --                 --
    Columbia House settlement .........................                --                --                --                 --
    Stock tendered as payment of settlement ...........                --                --                --                 --
    Warrants issued in connection with financing ......                --                --                --                 --
    Options issued to Directors .......................                --                --                --                 --
    Loss applicable to common shares ..................                --                --                --                 --
                                                          ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2003 ..........................            25,000   $         2,500             3,350    $           328
                                                          ===============   ===============   ===============    ===============
    Conversion of Series B Preferred Stock, net of fees                --                --            (3,150)              (308)
    Issuance of Series C Preferred Stock ..............                --                --                --                 --
    Conversion of subordinated debt ...................                --                --                --                 --
    Sales of common stock .............................                --                --                --                 --
    Exercise of options and warrants ..................                --                --                --                 --
    Stock issued to consultants .......................                --                --                --                 --
    Beneficial conversion feature of debt issued ......                --                --                --                 --
    Warrants issued in connection with financing ......                --                --                --                 --
    Inducement to convert .............................                --                --                --                 --
    Settlement of put obligation ......................                --                --                --                 --
    Options issued to Directors .......................                --                --                --                 --
    Options issued to consultants .....................                --                --                --                 --
    Loss applicable to common shares ..................                --                --                --                 --
                                                          ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2004 ..........................            25,000   $         2,500               200    $            20
                                                          ===============   ===============   ===============    ===============

                                                            Series C
                                                           Preferred          Series C
                                                            stock -           Preferred        Common stock       Common stock
                                                            number of        stock no par       -number of          - no par
                                                      .       shares             value            shares              value
                                                          ---------------   ---------------   ---------------    ---------------
Balance at January 1, 2002 ............................                --   $            --            13,862    $        93,468
    Conversion of convertible debt to preferred stock .                --                --                --                 --
    Conversion of convertible notes ...................                --                --               200              1,000
    Options and warrants granted for consulting .......                --                --                --                 --
    Exercise of options and warrants ..................                --                --               221                207
    Cancellation of warrants issued ...................                                  --                --                 --
    Stock issued to consultants .......................                --                --                19                 50
    Stock tendered as payment for exercise of options .                --                --               (61)                --
    Stock and warrants issued in acquisition of patent                 --                --               100                 75
    Loss applicable to common shares ..................                --                --                --                 --
                                                          ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2002 ..........................                --                --            14,341             94,800
    Issuance of Series B Preferred Stock ..............                --                --                --                 --
    Warrants granted in consideration for non-compete
      agreements ......................................                --                --                --                 --
    Exercise of options ...............................                --                --               107                 --
    Stock issued to consultants .......................                --                --                29                 14
    Options issued to consultants .....................                --                --                --                 --
    Columbia House settlement .........................                --                --              (325)              (247)
    Stock tendered as payment of settlement ...........                --                --            (1,095)                --
    Warrants issued in connection with financing ......                --                --                --                 --
    Options issued to Directors .......................                --                --                --                 --
    Loss applicable to common shares ..................                --                --                --                 --
                                                          ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2003 ..........................                --                --            13,057    $        94,567
                                                          ===============   ===============   ===============    ===============
    Conversion of Series B Preferred Stock, net of fees                --                --               468                365
    Issuance of Series C Preferred Stock ..............                                                43,527              4,353
    Conversion of subordinated debt ...................                --                --             8,598              5,554
    Sales of common stock .............................                --                --             1,800                900
    Exercise of options and warrants ..................                --                --               896                562
    Stock issued to consultants .......................                --                --                25                 17
    Beneficial conversion feature of debt issued ......                --                --                --                 --
    Warrants issued in connection with financing ......                --                --                --                 --
    Inducement to convert .............................                --                --                --                 --
    Settlement of put obligation ......................                --                --                --                 --
    Options issued to Directors .......................                --                --                --                 --
    Options issued to consultants .....................                --                --                --                 --
    Loss applicable to common shares ..................                --                --                --                 --
                                                          ---------------   ---------------   ---------------    ---------------
Balance at December 31, 2004 ..........................            43,527   $         4,353            24,844    $       101,965
                                                          ===============   ===============   ===============    ===============




                                                           Contributed         Accumulated
                                                      .       capital            deficit
                                                          ---------------    ---------------
Balance at January 1, 2002 ............................   $         7,730    $       (92,636)
    Conversion of convertible debt to preferred stock .                --                 --
    Conversion of convertible notes ...................               (49)                --
    Options and warrants granted for consulting .......               659                 --
    Exercise of options and warrants ..................                --                 --
    Cancellation of warrants issued ...................              (125)                --
    Stock issued to consultants .......................                --                 --
    Stock tendered as payment for exercise of options .                --                 --
    Stock and warrants issued in acquisition of patent                 36                 --
    Loss applicable to common shares ..................                --             (2,510)
                                                          ---------------    ---------------
Balance at December 31, 2002 ..........................             8,251            (95,146)
    Issuance of Series B Preferred Stock ..............                --                 --
    Warrants granted in consideration for non-compete
      agreements ......................................                23                 --
    Exercise of options ...............................                --                 --
    Stock issued to consultants .......................                --                 --
    Options issued to consultants .....................                26                 --
    Columbia House settlement .........................             3,020                 --
    Stock tendered as payment of settlement ...........                --                 --
    Warrants issued in connection with financing ......               176                 --
    Options issued to Directors .......................                73                 --
    Loss applicable to common shares ..................                --             (6,869)
                                                          ---------------    ---------------
Balance at December 31, 2003 ..........................   $        11,569           (102,015)
                                                          ===============    ===============
    Conversion of Series B Preferred Stock, net of fees                --                 --
    Issuance of Series C Preferred Stock ..............                --                 --
    Conversion of subordinated debt ...................                --                 --
    Sales of common stock .............................                --                 --
    Exercise of options and warrants ..................                --                 --
    Stock issued to consultants .......................                --                 --
    Beneficial conversion feature of debt issued ......             3,991                 --
    Warrants issued in connection with financing ......             1,164                 --
    Inducement to convert .............................               391                 --
    Settlement of put obligation ......................               259                 --
    Options issued to Directors .......................               219                 --
    Options issued to consultants .....................                89                 --
    Loss applicable to common shares ..................                --            (30,687)
                                                          ---------------    ---------------
Balance at December 31, 2004 ..........................   $        17,682    $      (132,702)
                                                          ===============    ===============

                                 MEDIABAY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                             Years ended December 31,
                                                                        2004          2003          2002
                                                                     ----------    ----------    ----------

Cash flows from operating activities:
Net loss applicable to common shares .............................   $  (30,687)   $   (6,869)   $   (2,510)
  Adjustments to reconcile net loss to net cash used in
       operating activities:
    Asset write-downs and strategic charges ......................        4,591           749            --
    Income tax expense ...........................................       14,753         1,471           550
    Non-cash beneficial conversion ...............................        4,382            --            --
    Amortization of deferred member acquisition costs ............        2,663         6,161         5,571
    Loss on extinguishment of debt ...............................        1,532            --            --
    Non-current accrued interest and dividends payable ...........        1,472         1,155           456
    Amortization of deferred financing costs and original issue
    discount .....................................................        1,329           561         1,453
    Depreciation and amortization ................................          144           328         1,314
    Non-cash compensation expense ................................          328           118            --
    Changes in asset and liability accounts, net of acquisitions and asset write-downs and strategic charges:
      Decrease (increase) in accounts receivable, net ............        1,979         4,195        (2,643)
      Decrease (increase) in inventory ...........................          103           896        (1,123)
      (Increase) decrease in prepaid expenses
        and other current assets .................................          (48)          300         1,106
      (Increase) decrease in royalty advances ....................       (1,000)          240          (261)
      Increase in deferred member acquisition costs ..............         (356)       (2,410)       (8,099)
      (Decrease) increase in accounts payable and accrued expenses       (5,406)       (5,346)        3,981
                                                                     ----------    ----------    ----------
       Net cash provided by (used in) operating activities .......       (4,221)        1,549         1,019
                                                                     ----------    ----------    ----------
Cash flows from investing activities:
  Purchase of fixed assets .......................................         (136)          (16)         (111)
  Additions to intangible assets .................................          (20)         (102)           --
  Cash paid in acquisitions ......................................           --          (148)       (1,000)
                                                                     ----------    ----------    ----------
       Net cash used in investing activities .....................         (156)         (266)       (1,111)
                                                                     ----------    ----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of debt .................................       13,500         1,065            --
  Proceeds from sale of common stock .............................          900            --            --
  Proceeds from exercise of stock options ........................          563            --           214
  Proceeds from sale of preferred stock, net of costs ............           --           328            --
  Proceeds from issuance of notes payable - related parties ......           --            --         2,000
  Repayment of long-term debt ....................................       (6,008)       (1,615)       (1,640)
  Increase in deferred financing costs ...........................       (2,139)          (99)         (149)
  Payments made in connection with litigation
      settlement recorded in contributed
      capital, net of cash received ..............................           --          (676)           --
                                                                     ----------    ----------    ----------
       Net cash provided by (used in) financing activities .......        6,816          (997)          425
                                                                     ----------    ----------    ----------
Net increase in cash and cash equivalents ........................        2,439           286           333
Cash and cash equivalents at beginning of year ...................          683           397            64
                                                                     ----------    ----------    ----------
Cash and cash equivalents at end of year .........................   $    3,122    $      683    $      397
                                                                     ==========    ==========    ==========


                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2003, 2002 and 2001
                    (Dollars in thousands, except per share d

(1) Organization

The Company is a Florida corporation formed on August 16, 1993. The Company is a media, marketing and publishing company specializing in spoken audio entertainment. Today, the Company is a leading reseller of audiobooks on CD and cassettes from the nation's largest publishing houses via the Audio Book Club, a mail order based, negative option book club. MBAY is also a licensee and marketer of programs from the golden age of radio. These titles are sold in physical formats through a catalog focused on collectors, a mail order based continuity program, retail outlets, and an on-line download subscription service. The Company's strategy consist of pursuing the download opportunity through both the exclusive distribution agreement with Microsoft and the opportunity to offer their content to other websites; leveraging their agreement with Larry King to create opportunities which provide lower customer acquisition costs and higher profit potential; and exploiting their existing content and businesses.

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

Other Intangibles, Net
Intangible assets, principally consisting of purchased intellectual property, which is reviewed for impairment on each reporting date, and non-compete agreements, which are being amortized over their contractual term.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The Company completed the transitional impairment test as of January 1, 2002, which did not result in an impairment loss and performed an annual impairment tests in January 2005, October 2003 and 2002, which did not result in an impairment loss. Prior to January 1, 2002, goodwill was amortized over the estimated period of benefit not to exceed 20 years.

Revenue Recognition
During the years ended December 31, 2004, 2003 and 2002, the Company derived its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail. The Company also sold classic radio shows to retailers either directly or through distributors. The Company derived additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derived a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company. Allowances for future returns are based upon historical experience and evaluation of current trends.

Downloadable content revenue from the sale of individual content titles is recognized in the period when the content is downloaded and the customer's credit card is processed. Downloadable content revenue from the sale of downloadable content subscriptions is recognized pro rata over the term of the subscription period. Rebates and refunds are recorded as a reduction of revenue in the period in which the rebate or refund is paid in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

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

Cooperative Advertising and Related Selling Expenses
In accordance with EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", the Company classifies the cost of sales incentives as a reduction of net sales.

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

                                                                        Year Ended December 31,
                                                                    2004         2003         2002
                                                                -----------    --------    ----------

Net loss applicable to common shares, as reported               $   (30,687)   $ (6,869)   $   (2,510)
Add: Stock-based employee compensation expense included in
     reported net income applicable to common shares, net of
     related tax effects                                                 --          --            --
Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards,
      net of related tax effects                                     (2,092)     (1,486)       (1,245)
                                                                -----------    --------    ----------
Pro forma net loss applicable to common shares                  $   (32,779)   $ (8,355)   $   (3,755)
                                                                -----------    --------    ----------

Net loss per share:

Basic and diluted-as reported                                   $     (1.71)   $  (0.49)   $    (0.18)
                                                                ===========    ========    ==========

Basic and diluted-pro forma                                     $     (1.82)   $  (0.60)   $    (0.27)
                                                                ===========    ========    ==========


Income Taxes
The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. The Company determines the utilization of deferred tax assets in the future based on current year projections by management.

Based on a change in Company strategy, which the Company believes will result in lower sales and losses in the near term, but ultimately will be more profitable, the Company has determined that it is not more likely than not that it will, in the foreseeable future, be able to realize all or part of its net deferred tax asset. The Company has accordingly made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the fourth quarter of 2004, the period when such determination was made.

Deferred Member Acquisition Costs
Promotional costs directed at current members are expensed on the date the promotional materials are mailed. The cost of any premiums, gifts or the discounted audiobooks in the promotional offer to new members is expensed as incurred. The Company accounts for direct response advertising for the acquisition of new members in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). SOP 93-7 states that the cost of direct response advertising (a) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (b) that results in probable future benefits should be reported as assets net of accumulated amortization Accordingly, the Company has capitalized direct response advertising costs and amortizes these costs over the period of future benefit (the average member life), which has been determined to be generally 30 months. The costs are being amortized on accelerated basis consistent with the recognition of related revenue. In the fourth quarter of 2003, the Company adjusted the amortization period for advertising to attract customers to its World's Greatest Old-Time Radio continuity program and revised the estimate period for amortization of these advertising costs down to 18 months, which resulted in an increase in advertising expenses for the year ended December 31, 2003 of $409.

SOP 93-7 requires that the realizability of the mounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. Based on a change in Company strategy, which the Company believes will result in lower sales and losses in the near term, but ultimately will be more profitable, the Company has determined that the future net revenue from the Company's Audio Book Club does not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly the Company has made an adjustment to write-off the entire carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense of $846.

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

(3) Asset Write-Downs and Strategic Charges
In September 2004, the Company conducted a review of its operations including product offerings, marketing methods and fulfillment. The Company is committed to digitizing and encoding its library of spoken word content that includes audiobooks and famous Old Time Radio shows, including The Shadow, Amos and Andy, Jack Benny, Dragnet, Gunsmoke and more. By making its content available to the digital customer, it believes it can expand the market for its audio content and may be able to significantly reduce the cost of delivery. The Company believes this distribution strategy could lead to increased revenues and potentially put the Company on a track to profitability.

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

In the fourth quarter of 2004, the Company determined to transition its Audio Book Club customers to either a downloadable business or an Internet based business, which will not offer a negative club option. Based on this decision, the Company reduced the value of its Audio Book Club inventory by $870, reduced the amount of publishers' advances recorded as assets by $215 and wrote-off the carrying amount direct-response advertising relating to Audio Book Club resulting in an increase in advertising expense of $846. The Company also determined based on this fourth quarter review that it is not more likely than not that it will, in the foreseeable future, be able to realize all or part of its net deferred tax asset. The Company has accordingly made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the fourth quarter of 2004 of $14,753, the period when such determination was made.

Also in the fourth quarter of 2004, the Company reviewed its product mix of offerings to both its mail order and wholesale Radio Spirits customers. The Company has experienced a significant shift in the mix between CDs and cassettes and will substantially reduce the number of cassette offerings in the future. Accordingly, the Company has written off a substantial portion of its existing cassette inventory as well as a portion of its CD inventory relating to older products, which it will not aggressively promote in future periods. Workpapers supporting these write-offs have been provided to our auditors. The additional increase in the reserve for obsolescence of the Radio Spirits inventory made in the fourth quarter of 2004 was $560.

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

(4) Fixed Assets
Fixed Assets consist of the following as of December 31,

                                                            2004         2003
                                                           -------      -------
  Capital leases, equipment and related software .......   $   959      $   825
  Furniture and fixtures ...............................        84           82
  Leasehold improvements ...............................        74           74
  Web site development costs ...........................        57           57
                                                           -------      -------
  Total ................................................     1,174        1,038
  Accumulated depreciation .............................      (931)        (811)
                                                           -------      -------
                                                           $   243      $   227
                                                           =======      =======

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $120, $146 and $221, respectively.

(5) Goodwill and Other Intangibles

SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform an evaluation of goodwill impairment annually. The Company conducted its annual impairment test for 2004 in January 2005, utilizing the services of an independent appraiser, and its annual impairment tests for 2003 and 2002 in October 2003 and 2002,respectively, none of which resulted in an impairment loss. Any future impairment losses incurred will be reported in operating results.

The following is a reconciliation of changes in the carrying amounts of goodwill for the Radio Spirits reportable segment for each of 2004 and 2003:



                                                    2004        2003
                                                   --------    --------
Balance at January 1,                              $  9,658    $  9,871
Goodwill acquired during the year                        --          --
Finalization of GAA asset purchase
  allocation                                             --        (213)
                                                   --------    --------
Ending Balance                                     $  9,658    $  9,658
                                                   ========    ========

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

Amortization of intangible assets was $24, $181 and $1,093 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company estimates intangible amortization expenses of $45 in 2005.

The following table presents details of other intangibles at December 31, 2004 and December 31, 2003:

                                    December 31, 2004                 December 31, 2003
                              ------------------------------   ------------------------------
                                        Accumulated                      Accumulated
                               Cost    Amortization     Net     Cost    Amortization      Net
                              ------   ------------   ------   ------   ------------   ------
Mailing Agreements            $  592   $        592   $   --   $  592   $        592   $   --
Customer Lists                 4,380          4,380       --    4,380          4,380       --
Non-Compete Agreements           313            288       25      313            264       49
Other                             25             --       25        5             --        5
                              ------   ------------   ------   ------   ------------   ------
Total Other Intangibles       $5,310   $      5,260   $   50   $5,290   $      5,236   $   54
                              ======   ============   ======   ======   ============   ======


(6)   Debt

                                                                        As of
                                                          December 31,       December 31,
                                                              2004               2003
                                                       ----------------    ----------------
  Credit agreement, senior secured bank debt,          $             --    $          2,925
  Credit agreement, senior secured debt,
  net of original issue discount                                  8,661                  --
  Subordinated debt                                                  --               3,200
  Premier debt, net of original issue discount                      670                  --
  October 2003 Notes and related accrued interest,
  net of original issue discount                                     --                 982
  Related party notes and related accrued interest,
  net of original issue discount                                  7,750              10,643
                                                       ----------------    ----------------
  Total Debt                                                     17,081              17,750
           Less: Current Portion                                   (229)            (17,750)
                                                       ----------------    ----------------
  Long-Term Debt                                       $         16,852    $             --
                                                       ================    ================

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


New Credit Agreement and Related Transactions
On April 28, 2004, MediaBay entered into a new credit agreement ("New Credit Agreement") by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited ("Zohar") as lender, and Zohar, as agent, pursuant to which MediaBay and certain of its subsidiaries initially borrowed $9,500. The initial term of the New Credit Agreement is one year and it is extendable, at MediaBay's sole option, for two additional one-year terms upon issuance of additional notes of $600 for the first additional year and $300 for the second additional year, provided there is no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. The New Credit Agreement contains certain positive and negative covenants, including, beginning with the quarter ending September 30, 2004, the maintenance of certain minimum levels of EBITDA, as defined in the New Credit Agreement. Had the New Credit Agreement been in effect at the date of the filing of this Annual Report on Form 10-K, the Company would not be in compliance with EBITDA covenant.

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

On April 28, 2004, to reduce its debt to $6,800, the Principal Shareholder and his affiliate agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of their $500 Note, $1,000 Note, $150 Note and $350 Note, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $1,833 and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into
(i) an aggregate of 5,580,384 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 11,160,768 shares of Common Stock. The Warrants are exercisable until April 28, 2014 at an exercise price of $0.53. The Series C Preferred Stock has a liquidation preference of $100 per share. On May 25, 2004, a fairness opinion was received from an independent investment banking firm, and, pursuant to the agreements described above, the exchange of debt for units occurred. The transactions described above resulted in a charge to earnings for debt inducement pursuant to SFAS 84 of $391.

The remaining promissory notes held by the Principal Shareholders and its affiliate were guaranteed by certain subsidiaries of the Company and secured by a lien on the assets of the Company and certain subsidiaries of the Company. If the amount of the Permissible Debt was required to be reduced due to MediaBay's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt for additional shares of Series C Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of common stock equal to two times the number of shares of preferred stock issuable upon conversion of the Series C Preferred Stock.


New ABC Note
Also on April 28, 2004, MediaBay repaid $1,600 principal amount of the $3,200 principal amount convertible note issued to ABC Investment, L.L.C. MediaBay issued a new $1,600 note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $0.50. The closing sale price of MediaBay's Common Stock on the closing date was $0.48. The entire principal amount of the note was converted into common stock during the fourth quarter of 2004.


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

The future minimum loan payments are as follows:

  Year Ending December 31,

     2005........................................................ $     284
     2006........................................................       284
     2007........................................................    16,911
     2008........................................................       233
     2009........................................................       233
     Beyond......................................................        77
                                                                  ---------
     Total maturities, including debt discount of $223........... $  18,022
                                                                  =========

(7) Commitments and Contingencies

Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $179, $180 and $291, respectively.

Operating Leases
The Company leases approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a sixty-six month lease agreement dated April 18, 2003.

Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

     Year ending December 31,

     2005...............................................         $    186
     2006...............................................              189
     2007...............................................              198
     2008...............................................              198
     Thereafter.........................................               --
                                                                 --------
     Total lease commitments............................         $    771
                                                                 ========
Capitalized Leases
During the year ended December 31, 2004, the Company had three capital leases. Lease payments under these agreement were $59, $53 and $53 in 2004, 2003 and 2002, respectively. The amount of equipment capitalized under the leases and included in fixed assets is $196, and net of depreciation the fixed asset balance is $24 and $94 at December 31, 2004 and 2003, respectively. The obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2004 and 2003 were $9 and $71, respectively.

     Minimum annual lease commitments under capital leases are as follows:

     2005..................................................  $  18
     2006..................................................      6
     2007..................................................      1
                                                             -----
     Total capital lease commitments.......................  $  25
                                                             =====
Employment Agreements
The Company has commitments pursuant to employment agreements with certain of its officers. The Company's minimum aggregate commitments under such employment agreements are approximately $674 and $223 during 2005 and 2006, respectively.

Licensing Agreements
The Company has numerous licensing agreements for both audiobooks and old-time radio shows with terms generally ranging from one to five years, which require the Company to pay, in some instances, non-refundable advances upon signing agreements, against future royalties. The Company is required to pay royalties based on net sales. Royalty expenses were $1,473, $2,524 and $3,243 for 2004, 2003 and 2002, respectively. Minimum advances required to be paid under existing agreements for the next five years are as follows:

     2005                                  $   303,000
     2006                                      455,000
     2007                                      238,000
     2008                                      138,000
                                           -----------
     Total                                 $ 1,134,000
                                           ===========
The Company has an agreement with a publisher under which it made periodic payments for a series of audiobook titles. The agreement provides for the Company to make additional payments of approximately $700, some of which is past due. The Company does not believe that it can profitably license the additional titles and is negotiating with the publisher to revise, amend or cancel the agreement. The Company does not believe that canceling the agreement would have a material adverse effect on its business, however it does want to maintain a good relationship with the publisher.

Litigation
The Company is not a defendant in any litigation. In the normal course of business, the Company is subject to threats of litigation. The Company does not believe that the potential impact of any threatened litigation, if ultimately litigated, will have a material adverse effect on the Company.

(8) Stock Option and Stock Incentive Plans

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

In December 2004, the Company's shareholders adopted the Company's 2004 Stock Incentive Plan, which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 7,500,000 shares of common stock have been reserved for issuance pursuant to the plan.

Options under the Company's option plans expire at various times between 2005 and 2014. In accordance with the plans, options generally have terms of 5 to 10 years and vest from grant date to three years.

         Stock option activity under the plans is as follows:

                                                                       Weighted
                                                                        average
                                                                       exercise
                                                          Shares        price
                                                       -----------    ----------
Outstanding at January 1, 2002                           5,989,350    $     5.06
   Granted                                               1,205,000          2.27
   Exercised                                              (151,000)          .51
   Canceled and expired                                   (748,750)         6.95
                                                       -----------    ----------
Outstanding at December 31, 2002                         6,294,600          4.39
   Granted                                               3,593,781          1.05
   Exercised                                              (300,000)          .50
   Canceled and expired                                 (1,777,500)         4.73
                                                       -----------    ----------
Outstanding at December 31. 2003                         7,810,881          2.92
   Granted                                               6,037,500           .86
   Exercised                                              (788,029)          .62
   Canceled and expired                                 (2,511,288)         2.79
                                                       -----------    ----------
Outstanding at December 31. 2004                        10,549,064    $     1.95
                                                       ===========    ==========

The per share weighted-average fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002 is as follows using an accepted option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

       Date                 No. of     Exercise      Assumed      Risk-free      Fair Value
                            Shares      Price      Volatility   interest rate     per Share
                          ----------   --------    ----------   -------------    ----------
2002 Grants:
     First Quarter           250,000   $   2.70          159%            4.42%   $     1.25
     Second Quarter               --         --           --               --            --
     Third Quarter            40,000       4.44          159%            3.46%         3.31
     Fourth Quarter          915,000       2.06          159%            3.08%         0.87
                          ----------
Total                      1,205,000
                          ----------
2003 Grants:
     First Quarter            40,000       1.50          165%            4.85%         0.90
     Second Quarter               --         --           --               --            --
     Third Quarter         2,173,856       0.97          165%            4.85%         0.29
     Fourth Quarter        1,379,925       1.17           97%            4.00%         0.67
                          ----------
Total                      3,593,871
                          ==========

2004 Grants:
     First Quarter         1,655,000       1.42          100%            3.50%         0.61
     Second Quarter        2,100,000       0.53           75%            3.45%         0.29
     Third Quarter           907,500       0.43           75%            3.44%         0.18
     Fourth Quarter        1,375,000   $   0.96          200%            3.46%   $     0.83
                          ----------
     Total                 6,037,500
                          ==========

The following table summarizes information for options outstanding and exercisable at December 31, 2004:

                                                                            Options Exercisable
                                                                     -------------------------------
                              Options Outstanding      Weighted
  Range                         Weighted Average        Average                    Weighted Average
 of Prices       Number     Remaining Life in Years  Exercise Price     Number      Exercise Price
-----------   -----------   -----------------------  --------------   ----------   ----------------
 $0.33-0.50     1,432,500                      5.20   $        0.38      638,750   $           0.39
  0.54-0.75     1,889,953                      4.37            0.57      727,453               0.59
  0.85-1.00     1,454,374                      4.16            0.96    1,334,374               0.96
  1.02-2.00     3,096,137                      4.88            1.46    1,627,046               1.42
  2.25-$4.88    2,676,100                      4.48            4.85    2,658,100               4.85
              -----------   -----------------------  --------------   ----------   ----------------
               10,549,064                      4.63   $         .95    6,983,723   $            .46
              ===========   =======================  ==============   ==========   ================


At December 31, 2004, there were 23,000 additional shares available for grant under the 1997 Plan, 120,157 additional shares available for grant under the 1999 Plan, 81,750 additional shares available for grant under the 2000 Plan, 83,000 additional shares available for grant under the 2001 Plan and 7,050,000 additional shares available for grant under the 2004 Plan.

(9) Warrants and Non-Plan Options

In connection with the financings described above, in 2004, the Company granted warrants to purchase a total of 14,925,848 shares of the Company's common stock, all of which vested in 2004, to investors and advisors. During the year ended December 31, 2004, warrants to purchase 139,940 of the Company's common stock expired; non-plan options to purchase 200,000 shares of the Company's common stock expired or were cancelled and non-plan options to purchase 8,000 shares were exercised.

The following table summarizes information for warrants and non-plan options outstanding and exercisable at December 31, 2002:

                                                                            Options Exercisable
                                                                   -------------------------------
                              Options Outstanding      Weighted
  Range                         Weighted Average        Average                    Weighted Average
 of Prices       Number     Remaining Life in Years  Exercise Price     Number      Exercise Price
-----------   -----------   -----------------------  --------------   ----------   ----------------
$0.53-0.80     11,593,268                      9.12           $0.54    1,593,268              $0.54
 0.83-1.25        690,000                      4.78            0.94      690,000               0.94
 1.28-2.00      3,476,330                      4.38            1.34    3,476,330               1.34
3.00-$12.00       110,000                      5.22            4.73      110,000               4.73
              -----------   -----------------------  --------------   ----------   ----------------
               15,869,598                      7.87           $0.76   15,869,598              $0.76
              ===========   =======================  ==============   ==========   ================

(10) Litigation Settlement
In December 1998, the Company acquired certain assets from a third party. The parties also entered into certain other agreements including a mailing agreement and a non-compete agreement. As consideration for the assets acquired and the related transactions, including the mailing agreement and the non-compete agreement, the third party received cash consideration of $30,750 and an aggregate of 325,000 shares of the Company's common stock"(the "shares") and warrants to purchase an additional 100,000 shares of the Company's common stock. The parties also entered into a Registration and Shareholder Rights Agreement pursuant to which, the Company granted the third party the right under certain circumstances, commencing December 31, 2004, to require the Company to purchase from the third party the Shares at a price of $15.00 per Share.

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

The calculation of the settlement of litigation recorded in Contributed Capital is as follows:



  Termination of contingent put rights                      $      3,450
  Return for cancellation of 325,000 shares of
    common stock                                                     247
  Cash received                                                      350
                                                            ------------
  Total received in settlement of litigation                       4,047
  Legal and other costs incurred in connection with the
    litigation                                                     1,027
                                                            ------------
  Settlement of litigation recorded in Contributed Capital  $      3,020
                                                            ============
(11) Equity
On October 11, 2004, MediaBay, Inc. (the "Company") entered into a Securities Purchase Agreement pursuant to which it issued to the purchasers thereunder an aggregate of 1,800,000 shares (the "Shares") of the Company's common stock, no par value per share (the "Common Stock"), and warrants to purchase 450,000 shares of Common Stock (the "Warrants"). The purchasers paid an aggregate purchase price of $900,000 for the Shares and Warrants. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $0.83 per share during the five (5)-year period commencing on October 11, 2004. The Shares and Warrants were issued to the purchasers without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemptions from registration provided under 4(2) of the Act. The issuances did not involve any public offering; the Company made no solicitation in connection with the transactions other than communications with the purchasers; the Company obtained representations from the purchasers regarding their investment intent, experience and sophistication; the purchasers either received or had access to adequate information about the Company in order to make informed investment decisions; the Company reasonably believed that the purchasers were sophisticated within the meaning of Section 4(2) of the Act; and the Shares and Warrants were issued with restricted securities legends. No underwriting discounts or commissions were paid in conjunction with the issuances.

Series B Convertible Preferred Stock
On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Convertible Preferred Stock (the "Series B Stock") with a liquidation preference of $100 per share for $335. Of the total sold, 1,400 shares ($140) were purchased by Carl Wolf, Chairman and a director of the Company, and 200 shares ($20) were purchased by John Levy, Vice Chairman and Chief Financial Officer of the Company. The holders of shares of Series B Convertible Preferred Stock will receive dividends at the rate of $9.00 per share, payable quarterly, in arrears, in cash on each March 31, June 30, September 30 and December 31; provided that payment will accrue until the Company is permitted to make such payment in cash under its Agreement with its senior lender. During the fourth quarter of 2004, 3,150 shares of Series B Preferred Stock were converted into the Company's common stock.

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

Options Issued to Directors
During the year ended December 31, 2004, the Company issued options to purchase 700,000 shares of its common stock to its non-employee directors. Of the options issued, 462,500 vested during 2004. The Company valued the vested options at $219 using an acceptable valuation method and recorded an expense for that amount in general and administrative expenses.

Dividends
The terms of the Company's debt agreements prohibit the Company from declaring or paying any dividends or distributions on the Company's common stock.

(12) Income Taxes
The Company's income tax provision for the years ended December 31, 2004, 2003 and 2002 includes a Federal deferred tax expense of $14,753, a Federal deferred tax expense of $1,471 and a Federal deferred tax benefit of $550, respectively.

Income tax expense for the years ended December 31, 2004, 2003 and 2003 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 7% to the pre-tax loss as a result of the following:

                                                     2004         2003       2002
                                                   --------    --------    --------
Computed tax benefit                               $ (6,360)   $   (446)   $   (797)
Increase (decrease) in valuation allowance for
Federal and State deferred tax assets                21,113       1,917       1,347
                                                   --------    --------    --------
Income tax expense                                 $ 14,753    $  1,471    $    550
                                                   ========    ========    ========

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary timing differences become deductible. Management determined in the fourth quarter of 2004 that, based on the inherent uncertainties in the Company's strategy to fully reserve for the deferred tax asset. Accordingly, in 2004, the deferred tax asset was reduced by approximately $14,753 for amounts, which the Company was unable to determine would be recoverable in future periods.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Deferred tax assets:
                                                             2004         2003
                                                           --------    --------
Federal and state net operating loss carry-forwards        $ 31,103    $ 22,362
Loss in I-Jam, LLC                                               85          85
Accounts receivable, principally due to allowance for
  doubtful accountsand reserve for returns                      606       1,408
Inventory, principally due to reserve for obsolescence        1,522         584
Intangibles                                                  11,186      13,984
Beneficial conversion feature                                   438         156
Total net deferred tax assets                                44,940      38,579
Less valuation allowance                                    (44,940)    (23,826)
                                                           --------    --------
Net deferred tax assets                                    $     --    $ 14,753
                                                           ========    ========

At December 31, 2004, the Company had approximately $76,887 of net operating loss carry-forwards, which could possibly have been used to offset possible future earnings, if any, in computing future income tax liabilities. However, the March 2005 transactions described in Note 21 to these financial statements have resulted in limitations to the utilization of net operating loss carryforwards.

(13) Net Loss Per Share of Common Stock

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

Basic and diluted loss per share were computed using the weighted average number of shares outstanding for the years ended December 31, 2004, 2003 and 2002 of 17,976, 14,098 and 14,086, respectively.

Common equivalent shares of 22,551 including 20,400 relating to convertible subordinated debt and convertible preferred stock were not included in the calculation of fully diluted shares because they were anti-dilutive. Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net loss were $1,322 for the year ended December 31, 2004.

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

(14) Supplemental Cash Flow Information

No cash has been expended for income taxes for the years ended December 31, 2004, 2003 and 2002. Cash expended for interest was $1,045, $384 and $766 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company had the following non-cash activities for the years ended December 31, 2004, 2003, and 2002:

                                                            2004       2003      2002
                                                           ------     ------   ------
E-Data patent rights acquisition ...................       $   --     $   --   $   75
Conversions of subordinated notes into common shares        5,649         --    1,000
Conversion of notes into preferred shares ..........        4,353         --    2,500
Stock tendered as payment for exercise of options ..                     150       75
Settlement of litigation ...........................                   3,697       --

(15) Related Party Transactions

As of December 31, 2004, we owed to Mr. Herrick and his affiliates approximately $315,000 for reimbursement of certain expenses and services incurred in prior years. On April 28, 2004, in connection with the agreements described below, the Company agreed to repay Mr. Herrick based on an agreed upon schedule. From April 28, 2004 through December 31, 2004 the Company paid Mr. Herrick a total of $324,000. As of December 31, 2004, the Company will pay Mr. Herrick (i) $40,500 per month on the first of each month through and including July 2005 and (ii) $31,410 on August 1, 2005.

On May 1, 2003, we entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick. Effective December 31, 2003, we agreed with Norton Herrick to terminate the two-year consulting agreement with XNH, and to pay XNH a fee of $7,500 per month for 16 months commencing on January 1, 2004 and to provide Mr. Herrick with health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans. In April 2004, we amended the termination agreement such that we are no longer required to either pay Mr. Herrick the $7,500 each month or to provide Mr. Herrick with health insurance and other benefits applicable to our officers. In connection with the termination agreement, the non-competition and nondisclosure covenants of the XNH consulting agreement were extended until December 31, 2006. In accordance with the agreement, the Company paid or reimbursed certain health insurance premiums for Mr. Herrick.

In December 2004, the Company entered into a letter agreement with certain affiliates of Forest Hill Capital, LLC, at that time a principal shareholder (collectively, the "Forest Hill Entities"), extending the date by which the Company is required to file a registration statement covering the securities issued to Forest Hill entities (the "Registration Statement") to January 31, 2005. As consideration for this extension, the Company issued to the Forest Hill Entities warrants to purchase an aggregate of 50,000 shares of its common stock, exercisable until December 14, 2008 at a price of $1.42 per share.

On January 29, 2004, the Company issued $4,000,000 aggregate principal amount of promissory notes (the "2004 Notes") and warrants to purchase 2,352,946 shares of Common Stock to 13 institutional and accredited investors. In connection with this offering, Norton Herrick and Huntingdon entered into a letter agreement with the purchasers of the 2004 Notes pursuant to which they granted to the holders of the 2004 Notes in the event of an Event of Default (as defined in the 2004 Notes) the rights to receive payment under certain secured indebtedness owed by the Company to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the letter agreement, Norton Herrick and Huntingdon also executed Powers-of-Attorney in favor of a representative of the 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the 2004 Note holders rights under the letter agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. On April 12, 2004, the notes were converted into Common Stock. In consideration for Huntingdon's consent to the Financing and execution of the letter agreement upon receipt of shareholders' approval, the Company agreed to reduce the conversion price of $1,150,000 principal amount of convertible promissory notes held by Huntingdon from $2.00 to $1.27 and $500,000 principal amount of convertible promissory notes held by Huntingdon from $1.82 to $1.27.

On April 28, 2004, the Company entered into a new credit agreement. Herrick, Huntingdon and N. Herrick Irrevocable ABC Trust (the "Trust"), of which Herrick was the beneficiary, consented to the new credit agreement and the other transactions described above and entered into a subordination agreement with Zohar. The new credit agreement required the aggregate amount of principal and interest owed by the Company to Herrick, Huntingdon and the Trust be reduced to $6,800,000 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800,000 if the Company does not raise at least $2,000,000 in additional equity in each of the two calendar years following the execution of the new credit agreement. MediaBay received a fairness opinion in connection with this transaction.

Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Herrick exchanged accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Trust to Herrick) owed to Herrick aggregating $1,181,419 into (i) 11,814 shares of Series C Convertible Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 1,514,615 shares of Common Stock at an effective conversion price of $0.78, and
(ii) warrants to purchase 3,029,230 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53.

Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Huntingdon exchanged the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of Series C Convertible Preferred Stock convertible into an aggregate of 4,065,768 shares of Common Stock at an effective conversion price of $0.78, and (ii) warrants to purchase an aggregate of 8,131,538 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $0.53. If the amount of the Permissible Debt is required to be reduced due to the Company's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Convertible Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of Common Stock equal to two times the number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock.

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

On May 7, 2003, the Company sold 3,350 shares of a newly created Series B Stock with a liquidation preference of $100 per share for $335,000. Of the total sold, 200 shares ($20,000) were purchased by John Levy, Vice Chairman and Chief Financial Officer of the Company. Under a subscription agreement, certain "piggy-back" registration rights were granted.

(16) Recent Accounting Pronouncements

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Inventory costs
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005; however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.

(17) Segment Reporting

For 2004, 2003 and 2002, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees and interest expenses. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. RadioClassics, which was created to distribute the Company's proprietary old-time radio content across multiple distribution platforms including traditional radio, cable television, satellite television (DBS), satellite radio and the Internet, is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

The accounting policies of the reportable segments are the same as those described in Note 3. Inter-segment sales are recorded at prevailing sales prices.

Year ended December 31, 2004

                                                          Corporate      ABC         RSI       MBAY.com    Inter-Seg.      Total
                                                          ---------    --------    --------    --------    ----------    --------
Sales                                                     $      --    $ 12,303    $  6,382    $    205    $      (60)   $ 18,831
(Loss) profit before asset write-downs and
strategic charges, severance and other termination
costs, non-cash write-down of intangibles,
depreciation, amortization interest expense, income
tax expense and dividends on preferred stock                 (2,084)          2         938        (416)           17      (1,543)
Depreciation and amortization                                    24          83          37          --            --         144
Asset write-downs and strategic charges                          --       3,831         760          --            --       4,591
Severance and other termination costs                            --          --          --          --            --          --
Interest expense                                              9,078          --           4          --            --       9,082
Income tax expense                                           14,753          --          --          --            --      14,753
Dividends on preferred stock                                    574          --          --          --            --         574
Net (loss) income applicable to common shares               (26,513)     (3,912)        137        (416)           17     (30,687)
Total assets                                                     --       3,508      13,122           1           (55)     16,576
Purchase of fixed assets                                         --         127           9          --            --         136

Year ended December 31, 2003

                                                          Corporate      ABC         RSI       MBAY.com    Inter-Seg.      Total
                                                          ---------    --------    --------    --------    ----------    --------
Sales                                                     $      --    $ 26,379    $ 10,247    $    138    $     (147)   $ 36,617
(Loss) profit before asset write-downs and
strategic charges, severance and other termination
costs, non-cash write-down of intangibles,
depreciation, amortization interest expense, income
tax expense and dividends on preferred stock                 (2,407)        455         846        (481)          (19)     (1,606)
Depreciation and amortization                                   180         106          42          --            --         328
Asset write-downs and strategic charges                         749          --          --          --            --         749
Severance and other termination costs                           544          --          --          --            --         544
Interest expense                                              1,913          --          12          --            --       1,925
Income tax expense                                            1,200         271          --          --         1,471
Dividends on preferred stock                                    246          --          --          --            --         246
Net (loss) income applicable to common shares                (6,039)       (851)        521        (481)          (19)     (6,869)
Total assets                                                 24,312      14,613      38,925
Purchase of fixed assets                                         --          14           2          --            --          16

Year ended December 31, 2002

                                                          Corporate      ABC         RSI       MBAY.com    Inter-Seg.      Total
                                                          ---------    --------    --------    --------    ----------    --------
Sales                                                     $      --    $ 34,342    $ 11,348    $    215    $     (161)   $ 45,744
(Loss) profit before asset write-downs and
strategic charges, depreciation, amortization,
interest expense and income tax benefit                      (3,233)      5,281       2,141        (436)           16       3,769
Asset write-downs and strategic charges                          --       1,217          97          --            --       1,314
Depreciation and amortization                                 2,903          --          71          --            --       2,974
Interest expense                                              1,134          90       1,224
Income tax benefit                                             (449)       (101)       (550)
Net (loss) income applicable to common shares                   217          --          --          --            --         217
Total assets                                                 (6,353)      2,481       1,782        (436)           16      (2,510)


(18) Quarterly Operating Data (Unaudited)

The following table presents selected unaudited operating data of the Company for each quarter in the three year period ended December 31, 2003.

Year Ended
December 31, 2004                                              1st         2nd          3rd          4th
                                                            Quarter      Quarter      Quarter      Quarter
                                                           ---------    ---------    ---------    ---------

Sales                                                      $   5,684    $   4,801    $   3,849    $   4,496
Cost of sales                                                  2,570        2,228        1,875        2,129
Cost of sales - write-downs                                       --           --        2,100        1,645
Net (loss) income applicable to common shares                 (1,168)      (7,111)      (3,784)     (18,624)
Basic and diluted loss per share:                          $   (0.09)   $   (0.40)   $   (0.21)   $   (0.83)
Year Ended
December 31, 2003                                              1st         2nd          3rd          4th
                                                            Quarter      Quarter      Quarter      Quarter
                                                           ---------    ---------    ---------    ---------
Sales                                                      $  10,697    $   9,407    $   9,572    $   6,941
Cost of sales                                                  5,234        4,124        4,252        3,869
Net (loss) income applicable to common shares                 (1,537)        (228)         285       (5,389)
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share                     $    (.11)   $    (.02)   $     .02    $    (.38)
Diluted earnings (loss) per common share                   $    (.11)   $    (.02)   $     .02    $    (.38)


(19) Subsequent Events

Extension to File Registration Statement
On February 8, 2005, the Company entered into a letter agreement further extending the date by which the Company shall file the Registration Statement with respect to the October 11, 2004 sale of common stock and warrants to May 1, 2005 (the "Extension"). As consideration for the Extension, the Company issued to the Forest Hill Entities an aggregate of 119,048 shares of its Common Stock (the "January Shares"), based on the last sale price of the Common Stock on February 8, 2005 of $0.84. If the last sale price of the Common Stock on the date the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date") is below $0.75, the Company is required to pay to the Forest Hill Entities an aggregate of $250 less the value of the January Shares on the Effective Date in cash or in shares of Common Stock, at the Forest Hill Entities' option. The Company also granted the Forest Hill Entities the right (the "Put Right") to require the Company to purchase an aggregate of 200,000 shares of the Common Stock issued to the Forest Hill Entities at a price of $3.00 per share if, at any time prior to the Effective Date, the last sale price of the Common Stock is above $4.00 per share, subject to the Company obtaining the Consents. The Company's maximum potential obligation under the Put Right is $600.

The January Shares were issued to the purchasers without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemptions from registration provided under 4(2) of the Act. The issuances did not involve any public offering; the Company made no solicitation in connection with the transactions other than communications with the purchasers; the Purchasers either received or had access to adequate information about the Company in order to make informed investment decisions; the Company reasonably believed that the purchasers were sophisticated within the meaning of Section 4(2) of the Act; and the January Shares were issued with restricted securities legends. No underwriting discounts or commissions were paid in conjunction with the issuances.

March Transactions
On March 23, 2005, MediaBay, Inc. (the "Company") issued an aggregate of (a) 35,900 shares (the "Offering Shares") of its Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 65,272,273 shares of the Company's common stock, (b) 32,636,364 five-year common stock purchase warrants (the "Offering Warrants") and (c) preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to the Company of $8,975, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 8,159,091 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35,900 (the "Financing").

Immediately prior to the Financing, holders of a majority of the Company's voting securities approved by written consent (the "Shareholder Consent") (a) an amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares of the common stock of the Company ("Common Stock") from 150,000,000 to 300,000,000, (b) a change of control which may occur as a result of the Financing, and (c) the Company's issuance, in connection with the transactions contemplated by the Financing documents, of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding immediately prior to the Financing.

While such actions have been approved by a majority of the shareholders, the Company may not effect them until it satisfies certain information requirements to the shareholders of the Company not party to the Shareholder Consent. As a result, the Shareholder Consent will not be effective, and therefore no conversion of the Preferred Shares nor exercise of the Warrants or the Satellite Warrant above the Cap Amount can be effected until at least 20 calendar days after an information statement is sent or given to such shareholders. Until such time, the Investors have agreed not to convert or exercise their securities above their pro rata portion of the Cap Amount and Merriman has agreed not to exercise the Merriman Warrants.

The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at the option of the Company, subject to its satisfaction of certain conditions, commencing 30 days following the later date to occur (the "Effective Date") of (a) the effective date of the Financing Registration Statement (defined below) and (b) the effective date of the Shareholder Consent. Under certain circumstances under the control of the Company, the holders will also have the right to require the Company to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at the Company's option, subject to its satisfaction of certain conditions, in shares of Common Stock ("Dividend Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, the Company may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least 2/3rds of the Preferred Shares then outstanding.

Each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $0.56 per share for a period of five years commencing September 23, 2010, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the exercise price. In addition, once exercisable, the Warrants permit cashless exercises during any period when the Warrant Shares are not covered by an effective resale registration statement.

The Over-Allotment Warrants are exercisable until 90 days following the Effective Date for the purchase of Additional Shares and Additional Warrants, at an exercise price equal to the Stated Value of the Additional Shares purchased, with the purchase of each Additional Share including an Additional Warrant exercisable for a number of Warrant Shares equal to 50% of the Conversion Shares underlying such Additional Share.

As part of the Financing, the Forest Hill Entities exchanged 1.8 million shares of Common Stock and 400,000 common stock warrants previously purchased by them from the Company in October 2004 for $900 of the Offering Securities. The Forest Hill Entities also purchased $1,000 of the Offering Securities. The Company has agreed to include an additional 119,048 shares of Common Stock, as well as 50,000 shares of Common Stock underlying certain additional warrants, already beneficially owned and retained by Forest Hill Capital, for resale in the Financing Registration Statement. The Forest Entities also purchased 1,000 shares of the Offering Securities.

In connection with the Financing, the Company also entered into an agreement (the "Herrick Agreement") with Norton Herrick, a principal shareholder of the Company, and Huntington Corporation, one of his affiliates and also a principal shareholder of the Company (collectively, the "Herrick Entities"), pursuant to which, concurrently with the Financing:

o all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities (the "Herrick Notes") and 10,684 of their shares of the Series A Convertible Preferred Stock of the Company ("Series A Preferred") were converted into an aggregate of approximately 12.2 million shares of Common Stock (the "Herrick Shares"), at their stated conversion rate of $0.56 per share;

o the Company agreed to redeem the remaining 14,316 shares of Series A Preferred held by the Herrick Entities and all 43,527 of their shares of the Series C Convertible Preferred Stock of the Company (collectively, the "Redemption Securities") for $5,784, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent and June 1, 2005, and both the Redemption Securities and the redemption price were placed into escrow pending such date;

o the Herrick Entities waived certain of their registration rights and the Company agreed to include the Herrick Shares for resale in the Financing Registration Statement, so long as such Herrick Shares are owned by the Herrick Entities and not otherwise transferred, including, but not limited to, in the Herrick Financing (as defined below); and

o the Herrick Entities consented to the terms of the Financing and the agreements entered into in connection with the Financing, as the Company was required to obtain such consents pursuant to the terms of the Herrick Notes, the Series A Preferred and the Series C Preferred.

o Herrick and Huntingdon also entered into a voting agreement and proxy with the Company pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent and gave the Company a proxy to vote their shares, at the direction of the Company's Board of Directors, until the Effective Date.

o the Company entered into a registration rights agreement dated the date hereof with Herrick and Huntingdon in which the parties are granted "piggy-back" registration rights and, with respect to the shares of Common Stock issuable to Herrick and Huntingdon upon conversion of the Herrick Notes and Series A Preferred Stock, Herrick and Huntingdon are granted the same automatic registration rights as the Investors under the Registration Rights Agreement.

o the Company also entered into another registration rights agreement dated March 23, 2005, with Herrick and Huntingdon in which the parties are granted "piggy-back" registration rights and, with respect to the shares of our common stock issuable to Herrick and Huntingdon upon exercise of the warrants held by Herrick and Huntingdon.

The Company received $35,000 of gross proceeds (not including the securities exchanged by the Forest Entities for $900 of the purchase price) in the Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from the Company of $2,625 plus a five-year warrant (the "Merriman Warrant") to purchase 7,159,091 shares of Common Stock at an exercise price of $0.56 per share commencing upon the effectiveness of the Shareholder Consent. Merriman also received a structuring fee from the Company with respect to the Financing in the amount of $175. In addition, the Company issued to Satellite Strategic Finance Associates, LLC, an investor in the Financing, a warrant (the "Satellite Warrant") to purchase 250,000 shares of Common Stock (identical to the Warrants), and reimbursed it $55 for expenses, for consulting services rendered by it in connection with the Financing.

Concurrently with the Financing, the Company repaid from its net Financing proceeds, all of the principal and accrued and unpaid interest due on the Company's outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9,400. The Company will report an additional charge in the first quarter of 2005 to reflect the write-off of unamortized financing charges related to the repayment of this debt.

The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest dividends due to them in the amount $2, 271 and placed into escrow $5,784, such amounts to be used to redeem the portion of Series A Preferred Stock not converted and all of the Series C Preferred Stock on a date at least 20 days after an information statement is sent to all shareholders who did not initially vote on the transaction.

Pro Forma Balance Sheet

The following pro forma balance sheet reflects the effects of the March transactions:

                                 MEDIABAY, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                    Pre-Transaction
                                      December 31,                                                   Pro Forma for
                                        2004            Dr.            Dr.              Cr.           Transaction
                                       ---------    ---------       ---------        ---------         ---------
                   Assets
Current Assets:
     Cash and cash equivalents         $   3,122    $  35,000(1)                       (20,215)(10)    $  17,907
     Accounts receivable, net              1,285                                                           1,285
     Inventory                             1,530                                                           1,530
     Prepaid expenses and other
       current assets                        199                                                             199
     Royalty advances                        489                                                             489
                                       ---------    ---------       ---------        ---------         ---------

     Total current assets                  6,625       35,000              --          (20,215)           21,410

 Fixed assets, net                           243                                                             243
 Other intangibles                            50                                                              50
 Goodwill                                  9,658                                                           9,658
                                       ---------    ---------       ---------        ---------         ---------
                                       $  16,576    $  35,000              --        ($ 20,215)        $  31,361
                                       ---------    ---------       ---------        ---------         ---------


  Liabilities and Stockholders' Equity

 Current liabilities:
     Accounts payable and
       accrued expenses                $   5,676                                                       $   5,676
     Current portion of
       long-term debt                        200         (200)(2)                                             --
     Short-term debt, net                     29                                                              29
                                       ---------    ---------       ---------        ---------         ---------

     Total current liabilities             5,905         (200)             --               --             5,705

 Long-term debt, net                       9,102       (9,200)(2)                          738(7)            640
    Related party long-term debt
      including accrued interest           7,750       (5,784)(3)                                             --
                                                       (1,966)(4)
                                       ---------    ---------       ---------        ---------         ---------
      Total liabilities                   22,757      (17,150)             --              738             6,345
                                       ---------    ---------       ---------        ---------         ---------

 Preferred stock                           6,873       (5,784)(5)      (3,065)(8)       35,000 (1)        30,135
                                                                       (1,069)(3)       (2,720)(9)           900 (6)
 Common stock                            101,966         (900)(6)                        5,784 (3)       107,919
                                                                                         1,069 (3)
 Contributed capital                      17,682                                         2,720 (9)        20,402
 Accumulated deficit                    (132,702)        (738)(7)                                       (133,440)
                                       ---------    ---------       ---------        ---------         ---------
 Total common stockholders' equity        (6,181)      (8,491)         (5,785)          45,473            25,016
                                       ---------    ---------       ---------        ---------         ---------
                                          16,576      (25,641)         (5,785)          46,211            31,361
                                       ---------    ---------       ---------        ---------         ---------

Notes:

(1)   Gives effect to the sale of $35 million in Series D preferred stock.

(2)   Gives effect to the repayment of senior debt facility.

(3)   Gives effect to the conversion of related party debt to common stock.

(4)   Gives effect to the payment of accrued interest and dividends.

(5) Assumes redemption of preferred stock, which will occur on or before June 1, 2005.

(6) To record issuance of Series D Preferred Stock and warrants in exchange for common stock and warrants issued in October 2004.

(7)   To record loss on early retirement of debt.

(8)   Represents estimate of cash fees and expenses on the transaction.

(9)   Represents value of warrants issued to investment bankers.

(10)  Total amounts to be paid out in the transaction as follows:


               Repayment of senior debt facility $    9,400
       Payment of accrued interest and dividends      1,966
          Payment of convertible preferred stock      5,784
                    Payment of fees and expenses      3,065 (estimated)
                                                ------------
                                                 $   20,215
                                                ------------

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              For the years ended December 31, 2004, 2003 and 2002

                                                  Balance        Amounts                  Write-Offs
                                               Beginning of     Charged to      Amounts     Against     Balance End
                                                  Period        Net Income     Acquired    Reserves      of Period
                                               ------------   -------------   ---------   -----------   -----------
Allowances for sales returns
  and doubtful accounts:

Year Ended December 31, 2004                   $      4,446           6,192          --         7,930         2,708
Year Ended December 31, 2003                   $      5,325          20,900          --        21,779         4,446
Year Ended December 31, 2002                   $      4,539          18,793          --        18,007         5,325

Valuation allowance for Federal and
  State deferred tax assets:
Year Ended December 31, 2004                   $     23,826          14,753       6,361            --        44,940
Year Ended December 31, 2003                   $     21,911           1,471          --           446        23,826
Year Ended December 31, 2002                   $     20,563             550          --           798        21,911

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDIABAY, INC.

                              By:  /s/ John F. Levy
                                   --------------------------------------------
                                       John F. Levy
                                       Vice Chairman and Chief Financial Officer

      Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                       Title                        Date
     ---------                       -----                        ----

/s/ Joseph Rosetti    Chairman and Director                      March 31, 2005
--------------------
    Joseph Rosetti


/s/ Jeffrey Dittus    Chief Executive Officer and Director       March 31, 2005
--------------------  (Principal Executive Officer)
    Jeffrey Dittus


/s/ John F. Levy      Vice Chairman and Chief Financial Officer  March 31, 2005
--------------------  and Director
    John F. Levy      (Principal Financial and Accounting Officer)


                      Director
--------------------
   Richard Berman


/s/ Paul Ehrlich      Director                                   March 31, 2005
--------------------
    Paul Ehrlich


/s/ Paul D. Neuwirth  Director                                   March 31, 2005
--------------------
    Paul D. Neuwirth


/s/ Stephen Yarvis    Director                                   March 31, 2005
--------------------
    Stephen Yarvis