Form 10-Q
period 2005-03-31
MEDIABAY INC
filed 2005-05-16
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date. As of May 13, 2005, there were 35,406,151 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.

                          Quarter ended March 31, 2005
                                    Form 10-Q
                                 MEDIABAY, INC.
                                      Index
                                                                           Page
PART I:  Financial Information

Item 1:  Financial Statements (unaudited)

         Consolidated Balance Sheets at March 31, 2005 (unaudited)
          and December 31, 2004...............................................3

         Consolidated Statements of Operations for the
         three months ended March 31, 2005 and 2004 (unaudited)...............4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited)...............5

         Notes to Consolidated Financial Statements (unaudited)...............6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..........................................................16

Item 3:  Quantitative and Qualitative Disclosures of Market Risk.............28

Item 4:  Controls and Procedures.............................................28



PART II:   Other Information

Item 5:   Other Information .................................................29

Item 6:   Exhibits and Reports on Form 8-K...................................29

Signatures...................................................................30

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                                 MEDIABAY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                             (Unaudited)
                                                                                               March 31,       December 31,
                                                                                                 2005              2004
                                                                                               ---------        ----------
                                          Assets
Current Assets:
    Cash and cash equivalents.............................................................     $  16,438        $    3,122
    Restricted cash.......................................................................         5,789                --
    Accounts receivable, net of allowances for sales returns and doubtful accounts of              1,073             1,285
       $2,085 and $2,708 at March 31, 2005 and December 31, 2004, respectively............
    Inventory.............................................................................         1,419             1,530
    Prepaid expenses and other current assets.............................................           262               199
    Royalty advances......................................................................           454               489
                                                                                               ---------        ----------
        Total current assets..............................................................        25,435             6,625
Fixed assets, net.........................................................................           394               243
Other intangibles.........................................................................            48                50
Goodwill..................................................................................         9,658             9,658
                                                                                               ---------        ----------
                                                                                               $  35,535        $   16,576
                                                                                               =========        ==========

                           Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses.................................................     $   5,075        $    5,361
    Accounts payable, related party.......................................................           153               315
    Current portion of long-term debt.....................................................            --               200
    Short-term debt, net of original issue discount of $54 at March 31, 2005 and December
       31, 2004...........................................................................            30                29
                                                                                               ---------        ----------
        Total current liabilities.........................................................         5,258             5,905
                                                                                               ---------        ----------
Long-term debt, net of original issue discount of $154 and $908 at March 31, 2005 and
December 31, 2004.........................................................................           628             9,102
Related party long-term debt including accrued interest...................................            --             7,750
                                                                                               ---------        ----------
        Total liabilities.................................................................         5,886            22,757
                                                                                               ---------        ----------
Commitments and Contingencies                                                                         --                --

Preferred stock, no par value,  authorized  5,000,000 shares;  14,316 and 25,000 shares of        25,737             6,873
    Series A  outstanding  at March 31, 2005 and  December  31,  2004;  respectively,  200 shares of Series B issued and  outstanding  at March 31, 2005 and  December  31, 2004;
    43,527  shares of Series C issued and  outstanding  at March 31, 2005 and December 31,
    2004;  and 35,900 and no shares of Series D issued and  outstanding  at March 31, 2005 and December 31, 2004.................................................................
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding                107,905           101,966
    35,406,151 and 24,843,980 at March 31, 2005 and December 31, 2004, respectively.......
Contributed capital.......................................................................        47,943            17,682
Accumulated deficit.......................................................................      (151,936)         (132,702)
                                                                                               ---------        ----------
Total stockholders' equity (deficit)......................................................        29,649            (6,181)
                                                                                               ---------        ----------
                                                                                               $  35,535        $   16,576
                                                                                               =========        ==========

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                                                 (Unaudited)
                                                                                               Three months ended
                                                                                                   March 31,
                                                                                              2005            2004
                                                                                          ------------    ------------
Sales, net of returns, discounts and allowances of $815 and $1,926 for the three months
         ended March 31, 2005 and 2004, respectively ..................................   $      3,352    $      5,684
Cost of sales .........................................................................          1,796           2,570
                                                                                          ------------    ------------
         Gross profit .................................................................          1,556           3,114
Expenses:
    Advertising and promotion .........................................................            386           1,359
    Bad debt expense ..................................................................            141             398
    General and administrative ........................................................          1,433           1,560
    Depreciation and amortization .....................................................             26              47
                                                                                          ------------    ------------
         Operating loss ...............................................................           (430)           (250)
Interest expense, net of interest income of $13 for the three months ended
         March 31, 2005 ...............................................................            597             854
Loss on early extinguishment of debt ..................................................            579              --
                                                                                          ------------    ------------
         Loss before income taxes .....................................................         (1,606)         (1,104)
Income taxes ..........................................................................             --              --
                                                                                          ------------    ------------
         Net loss .....................................................................         (1,606)         (1,104)
Dividends on preferred stock ..........................................................            205              64
Deemed dividend for beneficial conversion feature of Series D
         Preferred Stock ..............................................................         17,423              --
                                                                                          ------------    ------------
         Net loss applicable to common shares .........................................   $    (19,234)   $     (1,168)
                                                                                          ============    ============

Basic and diluted loss per common share:
     Basic and diluted loss per common share ..........................................   $       (.77)   $       (.09)
                                                                                          ============    ============

Weighted average common shares outstanding:
     Basic and diluted Weighted average common shares outstanding .....................     25,045,306      13,060,051
                                                                                          ============    ============


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                            (Unaudited)
                                                                                    Three months ended March 31,
                                                                                         2005          2004
                                                                                      ----------    ----------
Cash flows from operating activities:
       Net loss applicable to common shares .......................................   $  (19,234)   $   (1,168)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Deemed dividend for beneficial conversion feature of Series D
           Preferred Stock ........................................................       17,423            --
      Loss on early extinguishment of debt ........................................          579            --
      Depreciation and amortization ...............................................           26            47
      Amortization of deferred member acquisition costs ...........................            9           855
      Amortization of deferred financing costs and original issue discount ........          196           424
      Non-current accrued interest and dividends payable ..........................          306           389
      Non-cash stock compensation .................................................           --            48
        Changes in asset and liability accounts, net of asset acquisition:
         Decrease in accounts receivable, net .....................................          434         1,269
         Decrease (increase) in inventory .........................................          111          (118)
         Increase in prepaid expenses .............................................         (108)         (137)
         Decrease (increase) in royalty advances ..................................           35          (513)
         Increase in deferred member acquisition costs ............................           --          (218)
         (Decrease) in accounts payable and accrued expenses ......................         (634)       (2,492)
                                                                                      ----------    ----------
                  Net cash used in by operating activities ........................         (857)       (1,614)
                                                                                      ----------    ----------
Cash flows from investing activities:
        Acquisition of fixed assets, including development of websites ............         (175)          (47)
                                                                                      ----------    ----------
                  Net cash used in investing activities ...........................         (175)          (47)
                                                                                      ----------    ----------
Cash flows from financing activities:
        Proceeds from sale of Series D Preferred stock, net of cash fees
        and expenses ..............................................................       31,866            --
        Proceeds from issuance of short-term debt .................................           --         4,000
        Payment of long-term debt, including accrued interest and dividends .......      (11,700)       (1,538)
        Increase in restricted cash ...............................................       (5,789)
        Increase in deferred financing costs ......................................          (29)         (551)
                                                                                      ----------    ----------
                  Net cash provided by financing activities .......................       14,348         1,911
                                                                                      ----------    ----------
Net increase in cash and cash equivalents .........................................       13,316           250
Cash and cash equivalents at beginning of period ..................................        3,122           683
                                                                                      ----------    ----------
Cash and cash equivalents at end of period ........................................   $   16,438    $      933
                                                                                      ==========    ==========



See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


(1) Organization

MediaBay, Inc. ("MediaBay" or "the Company") is a Florida corporation formed on August 16, 1993. The Company is a media, marketing and publishing company specializing in spoken audio entertainment. Today, the Company is a leading reseller of audiobooks on CD and cassettes from the nation's largest publishing houses via the Audio Book Club, a mail order based, negative option book club. MBAY is also a licensee and marketer of programs from the golden age of radio. These titles are sold in physical formats through a catalog focused on collectors, a mail order based continuity program, retail outlets, and an on-line download subscription service. The Company's strategy consist of pursuing the download opportunity through both the exclusive distribution agreement with Microsoft and the opportunity to offer its content to other websites; leveraging their agreement with Larry King to create opportunities which provide lower customer acquisition costs and higher profit potential; and exploiting their existing content and businesses.

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

Cash, Cash Equivalents and Restricted Cash
Securities with maturities of three months or less when purchased are considered to be cash equivalents.

Fair Value of Financial Instruments
The carrying amount of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments.

The fair value of long-term debt is estimated based on the interest rates currently available for borrowings with similar terms and maturities. The carrying value of the Company's long-term debt approximates fair value.

Inventory
Inventory, consisting primarily of audiocassettes and compact discs held for resale, is valued at the lower of cost (weighted average cost method) or market.

Prepaid Expenses
Prepaid expenses consist principally of deposits and other amounts being expensed over the period of benefit. All current prepaid expenses will be expensed over a period no greater than twelve months from the date of the Balance Sheet.

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

SOP 93-7 requires that the realizability of the amounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. At March 31, 2005, we had no direct-response advertising reported as assets, since we have determined that probable future benefits from any direct advertising we have incurred would not exceed the amounts expended.

Fixed Assets, Net
Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, and third-party web site development costs, are recorded at cost. Depreciation and amortization, which includes the amortization of equipment under capital leases, is provided by the straight-line method over the estimated useful life of three years (the lease term) for computer equipment and five years (the lease term) for sound equipment under capital leases, five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, and two years from the date the assets are put into service for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred.

Other Intangibles, Net
Intangible assets, principally consisting of purchased intellectual property, which is reviewed for impairment on each reporting date, and non-compete agreements, which are being amortized over their contractual term.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. Goodwill is tested for impairment annually or when certain triggering events require such tests and are written down, with a resulting charge to operations, only in the period in which the recorded value of goodwill is more than its fair value.

Revenue Recognition
During the three months ended March 31, 2005 and March 31, 2004, the Company derived its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail. The Company also sold classic radio shows to retailers either directly or through distributors. The Company derived additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derived a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company. Allowances for future returns are based upon historical experience and evaluation of current trends.

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

      o     Rent and utilities

      o     Travel and entertainment

      o     Bank charges

      o     Professional fees, principally legal and auditing fees

      o     Consulting

Stock-Based Compensation
The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been as follows:

                                                                        Three Months Ended March 31,
                                                                             2005          2004
                                                                          ----------    ----------
Net loss applicable to common shares, as reported .....................   $  (19,234)   $   (1,168)
Add:  Stock-based  employee  compensation  expense included in reported net loss  applicable  to common  shares,  net of related tax
           effects ....................................................           --            --
Deduct:  Total stock-based  employee  compensation  expense  determined under  fair  value  based  method  for  all  awards,  net of
           related tax effects ........................................          (35)       (1,163)
                                                                          ----------    ----------
Pro forma net loss applicable to common shares ........................   $  (19,269)   $   (2,331)
                                                                          ==========    ==========

Net loss per share
Basic and diluted - as reported .......................................   $     (.77)   $     (.09)
                                                                          ==========    ==========
Basic and diluted - pro forma .........................................   $     (.77)   $     (.18)
                                                                          ==========    ==========


No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                                                           Assumed          Risk-free       Fair Value per
       Date           No. of Shares    Exercise Price     Volatility       Interest Rate          Share
       ----               ------           ------         ----------       -------------          -----
First Quarter 2005       100,000            $.87              41%              3.35%              $.35
First Quarter 2004      1,650,000        $.99-$1.86           97%              4.00%            $.66-$.75

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

Royalties
The Company is liable for royalties to licensors based upon revenue earned from the respective licensed product. The Company pays certain publishers and other rightsholders advances for rights to products. Royalties earned on the sale of the products are payable only in excess of the amount of the advance. Advances, which have not been recovered through earned royalties, are recorded as an asset. Advances not expected to be recovered through royalties on sales are charged to royalty expense.

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


(3) Restricted Cash
In connection with the March 2005 sale of preferred stock and warrants (the "Financing") described in Note 6 below, the Company agreed to redeem from Norton Herrick, a principal shareholder of MediaBay, and his affiliate, Huntingdon

(collectively the "Herrick Entities"), the balance of the Series A Preferred shares remaining after the partial conversion thereof pursuant to the terms of the Financing and all of the Series C Preferred Shares for an amount equal to the aggregate stated capital of such shares, or $1,432 and $4,355, respectively, on the earlier of the effective date of the Shareholder Consent and June 1, 2005. The Company placed funds of $5,789 in escrow to be released to the Herrick Entities, on the earlier of the effective date of the Shareholder Consent and June 1, 2005. The funds were released on May 3, 2005

(4) Goodwill and Other Intangibles
Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests and are written down, with a resulting charge to operations, only in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than their fair value.

The Company amortizes other intangible assets over their estimated useful lives. Amortization expense for other intangible assets was $2 and $13 for the three months ended March 31, 2005 and 2004, respectively. The Company estimates intangible amortization expenses of $8 in 2005:

The following table presents details of Other Intangibles at March 31, 2005 and December 31, 2004:

                              March 31, 2005                     December 31, 2004
                              --------------                     -----------------
                            Cost     Accumulated   Net       Cost    Accumulated   Net
                            ---     Amortization   ---       ----   Amortization   ---
                                    ------------                    ------------
Mailing Agreements        $    592   $    592   $     --   $    592   $    592   $     --
Customer Lists               4,380      4,380         --      4,380      4,380         --
Non-Compete Agreements         313        290         23        313        288         25
Other                           25         --         25         25         --         25
                          --------   --------   --------   --------   --------   --------
Total Other Intangibles   $  5,310   $  5,262   $     48   $  5,310   $  5,260   $     50
                          ========   ========   ========   ========   ========   ========

Goodwill of $9,658 as of March 31, 2005 and December 31, 2004 is attributable to the Company's Radio Spirits business. The Company conducted its annual impairment test for 2004 in January 2005, utilizing the services of an independent appraiser, and its annual impairment tests for 2003 in October 2003, neither of which resulted in an impairment loss. Any future impairment losses incurred will be reported in operating results.

(5) Debt
                                                            As of
                                                     March 31,  December 31,
                                                        2005        2004
                                                        ----        ----

Credit agreement, senior secured debt,
     net of original issue discount                 $     --    $  8,661
Premier debt, net of original issue discount             658         670
Related party notes and related accrued interest,
     net of original issue discount                       --       7,750
Total debt                                               658      17,081
         Less: current portion                           (30)       (229)
Long-term debt                                      $    628    $ 16,852


March Transactions
On March 23, 2005, the Company completed the Financing described below.

Concurrently with the Financing, the Company repaid from the net proceeds all of the principal and accrued and unpaid interest due on the Company's outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9,400. The Company reported a charge in the first quarter of 2005 of $579 to reflect the write-off of unamortized financing charges related to the repayment of this debt.

Also in connection with the Financing, the Company entered into an agreement (the "Herrick Agreement") with the Herrick Entities, described below (the "Herrick Agreement"). Pursuant to the Herrick Agreement, concurrently with the Financing, among other actions, all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities were converted into an aggregate of approximately 10.3 million shares of Common Stock, at their stated conversion rate of $0.56 per share.

The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest dividends due to them in the amount $2,271.

(6) Stockholders' Equity and Stock Options and Warrants

The following table presents information regarding the Company's outstanding preferred stock at March 31, 2005 and December 31, 2004:

                                                                                    As of
                                                                             March 31,  December 31,
                                                                                 2005         2004
                                                                                 ----         ----
Series A Preferred Stock                                                   $    1,439   $    2,500
Series B Preferred Stock                                                           20           20
Series C Preferred Stock                                                        4,353        4,353
Series D Preferred  Stock,  total issued $35,900,   net of cash fees and
     expenses of $3,134;  value ascribed to advisors' warrants of $1,986 and value ascribed ot investors' warrants of $10,852
                                                                               19,928           --
                                                                           ----------   ----------
Total Preferred Stock                                                      $   25,737   $    6,873
                                                                           ==========   ==========


March 2005 Sale of Preferred Stock and Warrants
On March 21, 2005, the Company agreed to issue an aggregate of (a) 35,900 shares (the "Offering Shares") of its Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 65,272,273 shares of the Company's common stock,
(b) 32,636,364 five-year common stock purchase warrants (the "Offering Warrants"), valued at $10,852 using an accepted valuation method and (c) preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to the Company of $8,975, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 8,159,091 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35,900 (the "Financing").

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

While such actions were approved by a majority of the shareholders prior to the Financing, the Company was not permitted to effect them until it satisfied certain information requirements to the shareholders of the Company not party to the Shareholder Consent. As a result, the Shareholder Consent did not become effective until May 3, 2005

The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at the option of the Company, subject to its satisfaction of certain conditions, commencing 30 days following the later date to occur (the "Effective Date") of (a) the effective date of the Financing Registration Statement (defined below) and (b) May 3, 2005, the effective date of the Shareholder Consent. Under certain circumstances under the control of the Company, the holders will also have the right to require the Company to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at the Company's option, subject to its satisfaction of certain conditions, in shares of Common Stock ("Dividend Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, the Company may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least 2/3rds of the Preferred Shares then outstanding.

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

In connection with the Financing, the Company also entered into the Herrick Agreement pursuant to which, concurrently with the Financing:

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

      o the Company agreed to redeem the remaining 14,316 shares of Series A Preferred held by the Herrick Entities and all 43,527 of their shares of the Series C Convertible Preferred Stock of the Company (collectively, the "Redemption Securities") for $5,784, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent (May 3, 2005) and June 1, 2005, and both the Redemption Securities and the redemption price were placed into escrow pending such date;

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

      o Herrick and Huntingdon also entered into a voting agreement and proxy with the Company pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent.

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

The Company received $35,000 of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900 of the purchase price) in the Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from the Company of $2,625 plus a five-year warrant (the "Merriman Warrant") to purchase 7,159,091 shares of Common Stock at an exercise price of $0.69 per share commencing upon May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from the Company with respect to the Financing in the amount of $175. In addition, the Company issued to Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., investors in the Financing, warrants to purchase an aggregate of 250,000 shares of Common Stock (identical to the Warrants), and reimbursed them $55 for expenses, for consulting services rendered by it in connection with the Financing. The Company incurred cash fees and expenses including fees paid to advisors of $3,134. Warrants issued to advisors were valued at $1,986 using an accepted valuation method.

The Preferred Shares are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share and each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $0.56 per share. The market price for the Company's common stock at March 21, 2005 was $.69. The Company recorded as dividends an amount of $17,423 to reflect the value of the deemed dividend for beneficial conversion feature of Series D Preferred Stock.

Stock Options and Warrants
From January 1, 2005 to March 31, 2005, the Company issued options to purchase 100,000 shares of its common stock to an employee under its 2004 Stock Incentive Plan. The Company also cancelled options to purchase 223,430 shares of its common stock and options to purchase 41,000 shares of its common stock expired. The Company issued non-plan warrants to purchase 40,045,455 shares of its common stock in connection with the Financing described above. The Company cancelled non-plan warrants to purchase 460,000 shares of its common stock.


(7) Net Loss Per Share of Common Stock
Basic loss per share was computed using the weighted average number of common shares outstanding for the three months ended March 31, 2005 and 2004 of 25,045,306 and 13,060,051, respectively.

For the three months ended March 31, 2005, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 1,407,072 common equivalent shares, as calculated under the treasury stock method and 22,734,620 common equivalent shares relating to convertible subordinated debt and preferred stock calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net loss would have been $155 and preferred dividends added back to net loss applicable to common shares would have been $205 for the three months ended March 31, 2005.

For the three months ended March 31, 2004, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 289,943 common equivalent shares, as calculated under the treasury stock method and 21,856,353 common equivalent shares relating to convertible subordinated debt and preferred stock calculated under the "if-converted method". Interest expense on the convertible subordinated debt added back to net loss would have been $340 and preferred dividends added back to net loss applicable to common shares would have been $65 for the three months ended March 31, 2004.


(8) Supplemental Cash Flow Information
No cash has been expended for income taxes for the three months ended March 31, 2005 and 2004. Cash paid for interest expense was $2,007 and $180 for the three months ended March 31, 2005 and 2004, respectively.

The Company had the following non-cash activities for the three months ended March 31, 2005:

                                                                       2005
                                                                    ----------

Conversions of subordinated notes into common stock                 $    5,784
Conversion of preferred shares into common stock                    $    1,063
Conversion of common shares and warrants into preferred stock and
     warrants sold in the Financing                                 $      900
Issuance of warrants in connection with the Financing               $   12,838


(9) Segment Reporting
For the three months ended March 31, 2005 and 2004, the Company operated in four reportable segments: Corporate; Audio Book Club ("ABC") a membership-based club selling audiobooks via direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. Inter-segment sales are recorded at prevailing sales prices.



Segment Reporting
Three Months Ended March 31, 2005                                                             Inter-
                                            Corporate      ABC         RSI       Mbay.com     segment      Total
Sales, net of returns, discounts and        $     --    $  2,240   $  1,065   $     47    $     --    $  3,352
allowances
Operating (loss) profit                         (538)        183         45       (125)          5        (430)
Depreciation and amortization                      2          15          9         --          --          26
Interest expense, net                            597          --         --         --          --         597
Loss on early retirement of debt                 579          --         --         --          --         579
Dividends on Preferred Stock                     205          --         --         --          --         205
Deemed dividend for beneficial conversion
feature of Series D Preferred Stock           17,423                                                    17,423
Net (loss) income applicable to common       (19,342)        183         45       (125)          5     (19,234)
shares
Total assets                                      --      22,607     12,969          9         (50)     35,535
Acquisition of fixed assets                       --         175         --         --          --         175

Segment Reporting
Three Months Ended March 31, 2004                                                           Inter-
                                          Corporate      ABC         RSI       Mbay.com     segment      Total

Sales, net of returns, discounts and     $     --    $  3,726    $  1,940         52         (34)   $  5,684
allowances
Operating profit (loss)                      (522)        (90)        482       (120)         --        (250)
Depreciation and amortization                  13          25           9         --          --          47
Interest expense                              853          --           1         --          --         854
Dividends on Preferred Stock                   64          --          --         --          --          64
Net (loss) income applicable to common     (1,439)        (90)        481       (120)         --      (1,168)
shares
Total assets                                   --      22,065      13,983         --         (72)     35,976
Acquisition of fixed assets                    --          38           9         --          --          47

(10) Recent Accounting Pronouncements
Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

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


(11) Related Party Transactions

In addition to the transactions described above with the Herrick Entities and the Forest Hill entities, as of March 31, 2005, the Company owed to Norton Herrick, and his affiliates $153 for reimbursement of certain expenses and services incurred in prior years. From December 31, 2004 through March 31, 2005, the Company paid Herrick a total of $162, and has agreed to pay Herrick $41 per month on the first of each month through and including July 2005 and $31 on August 1, 2005.


(12) Subsequent Events
Stock Options
From April 1, 2005 to May 13, 2005 options to purchase 3,770,000 shares of MediaBay common stock were issued to officers, directors, employees and consultants. Options to purchase 204,000 shares of MediaBay common stock were cancelled or expired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation our ability to implement our new strategy and transition our business and the risks related thereto: our history of losses and declining revenues; our ability to license and sell new spoken word content, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns, member attrition; and risks relating to our capital structure. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.


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

We recently executed distribution agreements with Microsoft's MSN Music to provide our spoken word content to the MSN audience, which has 350 million unique monthly visitors. We have also executed a distribution agreement with Loudeye Corp., a worldwide leader in business-to-business digital media solutions, to act as our digital sales agent in distributing our catalog to potentially 70 music services which that company hosts and sources content for. In addition, we expect to launch an on-demand, download and subscription service in partnership with Larry King in 2005, and have begun to make our Classic Radio library available for ring tone distribution.

Today, some of our largest digital content partners include Simon & Schuster, Random House, Harper Collins, Penguin Group (USA) Audio, Hay House, Sound Room Publishers, Oasis, Zondervan, BBC, Blackstone, and CBS Radio.


March 2005 Equity Financing

On March 23, 2005, pursuant to an agreement executed on March 21, 2005, we received an infusion of gross cash proceeds of $35 million in private equity financing from several institutional investors. We retired all of our borrowings and our cash reserves increased to approximately $16.4 million. Because of this financing, we believe that we have sufficient cash to implement our new strategy, including required marketing expenditures, for at least twelve months.

The Preferred Shares are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share and each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $0.56 per share. The market price for our common stock at March 21, 2005 was $.69. We recorded as a non-cash deemed dividend an amount of $17,423 to reflect the value of the beneficial conversion feature of the Series D Preferred Stock and increased contributed capital by $17,423. The recording of the deemed dividend had no effect on our cash or net equity.


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

         Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. At December 31, 2004, we had $9.7 million of goodwill, all of which relates to our Radio Spirits operations. We completed our annual impairment test as of January 2005, utilizing the services of an independent third-party appraiser, which did not result in an impairment loss. However, if conditions or circumstances were to change resulting in a deterioration of our Radio Spirits business, a future impairment of goodwill could be necessary.

Results of Operations

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                                                Three Months Ended March 31,
                                                                  2005           2004
                                                                --------      ---------

Sales .....................................................          100%           100%
Cost of sales .............................................         53.6           45.2
                                                                --------      ---------
Gross profit ..............................................         46.4           54.8
Advertising and promotion .................................         11.5           23.9
Bad debt expense ..........................................          4.2            7.0



General and administrative expense ........................         42.8           27.4
Depreciation and amortization expense .....................           .8             .8
Interest expense, net .....................................         17.8           15.0
Loss on early extinguishment of debt ......................         17.2             --
Income tax expense (benefit) ..............................           --             --
                                                                --------      ---------
Net (loss) ................................................        (47.9)         (19.4)
Dividends on preferred stock ..............................          6.1            1.1
Deemed dividend for beneficial conversion feature of Series
     D Preferred Stock ....................................        519.8
                                                                --------      ---------
Net (loss) applicable to common shares ....................           --             --
                                                                  (573.8)%        (20.5)%
                                                                ========      =========

Results of Operations

      Three months ended March 31, 2005 compared to three months ended March 31, 2004:

Net Sales
       ($000's)                                             Change from
                                   2004              2005   2004 to 2005       % Change
                                   ----              ----   ------------       --------
Audio Book Club                 $ 3,727           $ 2,241        $ (1,486)          (39.9) %
                       ----------------------------------------------------------------------

Radio Spirits
   Catalog                          923               687            (236)          (25.6) %
   Wholesale                        569               210            (359)          (62.9) %
   Continuity                       413               167            (246)          (59.6) %
                       ----------------------------------------------------------------------
                                  1,905             1,064            (841)          (44.1) %
                       ----------------------------------------------------------------------

MediaBay.com                         52                47              (5)           (9.6) %
                       ----------------------------------------------------------------------
                                $ 5,684           $ 3,352          (2,332)          (41.0) %
                       ======================================================================


Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members.

The decrease in Radio Spirits catalog sales of $236,000, or 25.6%, is principally attributable to discounting of products offered in our catalogs, which has reduced average order size and fewer customers. Wholesale sales of old-time radio products decreased principally due to reduced sales at our major customers. Sales of our World's Greatest Old-Time Radio continuity program decreased for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, principally due to a reduction of advertising for new members in the first quarter of 2005 and reduced advertising in all of 2004, which resulted in fewer active customers in 2005.

Cost of Sales
       $ (000's)                    2004        2005
                      ------------------------------------------------------------------
                                     As a %               As a %     From 2004 to 2005
                             $      of Net        $    of Net Sales  Change     % Change
                                    Sales

Audio Book Club       $  1,656        44.4%   $  1,261     56.3 %   $   (395)   (23.9) %
                      --------    --------    --------   --------   --------    --------

Radio Spirits
   Catalog                 387        41.9%        294     42.8 %        (93)   (24.0) %
   Wholesale               348        61.2%        174     82.5 %       (174)   (50.0) %
   Continuity              179        43.3%         67     40.1 %       (112)   (62.6) %
                      --------    --------    --------   --------   --------    --------
Total Radio Spirits        914        48.0%        535     50.2 %       (379)   (41.5) %
                      --------    --------    --------   --------   --------    --------

MediaBay.com                --          --          --         --         --          --
                      --------    --------    --------   --------   --------    --------
                      $  2,570        45.2%   $  1,796     53.6 %       (774)   (30.1) %
                      ========    ========    ========   ========   ========    ========

The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 39.9% as described above. Cost of sales as a percentage of sales at Audio Book Club for the three months ended March 31, 2005 was 56.3%, compared to 44.4% for 2004. The increase in cost of sales as a percentage of sales is principally due to an increase in product costs as a percentage of sales since smaller active membership required us to purchase finished goods from publishers rather than the licensing and manufacture of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers, higher sales of unabridged and CD titles with higher costs and higher manufacturing costs due to lower volumes.

The principal reason for the decline in cost of sales at Radio Spirits was a reduction in sales of 44.1% as described above. As a percentage of sales, cost of sales at Radio Spirits increased to 50.2% for the three months ended March 31, 2005 from 48.0% for the three months ended March 31, 2004. Cost of catalog sales increased as a percentage of sales to 42.8% for the three months ended March 31, 2005 as compared to 41.9% for the three months ended March 31, 2004 principally due to sales of lower cost items with lower margins and increased discounting in the catalogs. The cost of wholesale sales as percentage of sales increased to 82.5% for the three months ended March 31, 2005 as compared to 61.2% for the three months ended March 31, 2004 principally due to a higher portion of our cost of goods sold in 2005 were fixed costs due to lower volume. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales decreased to 40.1% from 43.3%. Since we did no new customer marketing in the three months ended March 31, 2005, very little of the product sales were of the heavily discounted introduction products.

Advertising and Promotion
$ (000's)
                                                                 From 2004 to 2005
                                                                 -----------------
                                       2004          2005        Change       % Change
                                    ----------    ----------   ----------    ----------
($000's)
Audio Book Club
    New Member                      $      242    $       --         (242)    (100.0) %
   Current Member                          302           193         (109)     (36.1) %
                                    ----------    ----------   ----------    ----------
Total Audio Book Club                      544           193         (351)     (64.5) %
                                    ----------    ----------   ----------    ----------
Radio Spirits
   Catalog                                 170           184           14         8.2 %
   Wholesale                                 3            --           (3)    (100.0) %
   Continuity                                5            --           (5)    (100.0) %
                                    ----------    ----------   ----------    ----------
Total Radio Spirits                        178           184            6         3.4 %
                                    ----------    ----------   ----------    ----------

New Projects                                --            --           --            --
                                    ----------    ----------   ----------    ----------
Total Spending                             722           377         (345)     (47.8) %

Amount Capitalized                        (218)           --          218     (100.0) %
Amount Amortized                           855             9         (846)     (98.9) %
                                    ----------    ----------   ----------    ----------
Advertising and Promotion Expense   $    1,359    $      386         (973)     (71.6) %
                                    ==========    ==========   ==========    ==========


Advertising and promotion expenses decreased $973,000 to $386,000 for the three months ended March 31, 2004 as compared to $1.4 million in the prior comparable period. The decrease in advertising expense was principally due to reduced amortization expense of advertising costs incurred in prior periods and reducing spending on advertising in the current quarter. In the fourth quarter of 2004, based on the change in our strategy, described above, we determined that the future net revenue from our Audio Book Club would not support the carrying amount of the direct-response advertising reported as assets relating to the

Audio Book Club. Actual advertising expenditures for the three months ended March 31, 2005 decreased $345,000 to $377,000 from $722,000 during the three months ended March 31, 2004. Accordingly, we wrote-off the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense of $846,000 in 2004 and lower expense in 2005. The decrease in spending was due to the lack of new member marketing for Audio Book Club new members due to our change in strategy as described above and decreased advertising to existing members due to the reduction in Audio Book Club membership because of normal member attrition with no marketing to replace leaving members.

Bad Debt Expense

                         2004                    2005
                  --------------------------------------------
  $ (000's)                                                     From 2004 to 2005

                                As a %                As a %
                      $     of Net Sales     $     of Net Sales  Change   % Change
                  --------    --------    --------   --------   --------   --------
Audio Book Club   $    356         9.5%        128      5.7 %   $   (228)  (64.0) %
                  --------    --------    --------   --------   --------   --------

Radio Spirits
Catalog                 --          --          --         --         --         --
Wholesale                4         0.7%          4      1.9 %         --         --
Continuity              38         9.2%          9      5.4 %        (29)  (76.3) %
                  --------    --------    --------   --------   --------   --------
                        42         2.2%         13      1.2 %        (29)  (69.0) %
                  --------    --------    --------   --------   --------   --------

MediaBay.com            --          --          --         --         --         --
                  --------    --------    --------   --------   --------   --------
                  $    398        7.00%        141      4.2 %   $   (257)  (64.6) %
                  ========    ========    ========   ========   ========   ========

The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales. The decrease in bad debt expense as a percentage of net sales is principally due to a reduced number of new members, who typically have higher bad debt expense and a core membership in Audio Book Club, which has demonstrated good paying behavior. The decrease in bad debt expense at the World's Greatest Old-Time Radio continuity is due to lower sales as described above and fewer new customers who typically have higher bad debt rates.

General and Administrative
      $ (000's)            2004                 2005
                  --------------------------------------------
                              As a %                 As a %     From 2004 to 2005
                      $    Of Net Sales    $      Of Net Sales  Change    % Change
                  --------   --------   --------   --------   --------    --------
Audio Book Club   $    669     17.9 %   $    459     20.5 %       (210)   (31.4) %
Radio Spirits          205     10.9 %        266     25.0 %         61      29.8 %
MediaBay.com           171        172          1      0.6 %
Corporate              515        536         21      4.1 %
                  --------   --------   --------   --------   --------    --------
                  $  1,560     27.3 %   $  1,433     42.7 %       (127)    (8.1) %
                  ========   ========   ========   ========   ========    ========

The decrease in general and administrative expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 at Audio Book Club is principally due to a reduction in personnel and lower consulting fees. The increase in general and administrative expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 at Radio Spirits is principally due to an increase in personnel. The increase in corporate general and administrative expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is principally due to increased payroll costs and accounting fees, partially offset by lower public and investor relations costs.

Depreciation and Amortization
                                         2004         2005
                                      ----------   ----------
$ (000's)
Depreciation
Audio Book Club                       $       25   $       15
Radio Spirits                                  9            9
                                      ----------   ----------
Total depreciation                            34           24

Amortization
Corporate                                     13            2
                                      ----------   ----------
Total depreciation and amortization   $       47   $       26
                                      ==========   ==========


The decrease in depreciation and amortization expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2004 and certain equipment, which was fully depreciated in 2004.

Interest Expense

                                                                             From 2004 to 2005
                                                                             -----------------
                                                  2004          2005         Change      % Change
                                               ----------    ----------    ----------    ----------
$ (000's)
Total interest paid                            $      180         2,007         1,827       1,015.1 %
Accrued interest paid this period                     (74)       (1,599)       (1,525)      2,060.8 %
Current interest paid                                 106           415           309         291.5 %
Interest included in debt                              --          (323)                     (100.0)%
                                                                                              323
Amortization of deferred financing costs and
original issue discount                               425           195          (230)        (54.1)%
Interest income                                        --           (13)          (13)           --
                                               ----------    ----------    ----------    ----------
Total interest expense                         $      854           597          (257)        (30.1)%
                                               ==========    ==========    ==========    ==========

The decrease in interest expenses is principally due to the conversion of $11.6 million of debt into preferred stock and common stock in 2004.

Loss on Early Extinguishment of Debt

                                                     2004           2005
                                                     ----           ----
$ (000's)
Loss on early extinguishment of debt               $   --           $ 579


Concurrently with the Financing as described in the Liquidity and Capital Resources section below, the Company repaid from net proceeds, all of the principal and accrued and unpaid interest due on the Company's outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9,400. The Company reported a charge in the first quarter of 2005 of $579 reflect the write-off of unamortized financing charges related to the repayment of this debt.

Preferred Stock Dividends

                                                          2004         2005
                                                       ----------   ----------
$ (000's)
Dividends accrued on Series A Preferred Stock          $       56   $       51
Dividends accrued on Series B Preferred Stock                   8            1
Dividends accrued on Series C Preferred Stock                  --          100
Dividends accrued on Series D Preferred Stock                  --           53
Deemed dividend for beneficial conversion feature of
Series D Preferred Stock                                       --       17,423
Total dividends deemed or accrued on preferred                 --
 stock                                                 $       64   $   17,628

The Series D Preferred Shares are convertible at any time at the option of the holder into shares of our common stock at the rate of $0.55 per share and each warrant is exercisable to purchase one share of our common stock at an exercise price of $0.56 per share. The market price for our common stock at March 21, 2005 was $.69. We recorded as a non-cash deemed dividend an amount of $17,423 to reflect the value of the beneficial conversion feature of the Series D Preferred Stock and increased contributed capital by $17,423. The recording of the dividend had no effect on our cash or net equity.

The increase in the accrual of preferred stock dividends for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is due to the accrual of dividends for Series C Preferred Stock issued May 2004 and the Series D Preferred Stock issued in March 2005, as described in the Liquidity and Capital Resources section below.

Loss Applicable to Common Stockholders
$ (000's)

                                                             From 2004 to 2005
                                                             -----------------
                                         2004      2005     Change    % Change
                                         ----      ----     ------     --------
$ (000's)
Loss applicable to common stockholders  $ 1,168   $19,234   $18,066     1,546.7%
                                        =======   =======   =======   =======

Principally due to the deemed dividend for beneficial conversion of Series D Preferred Stock of $17,423, lower sales due in large part to reduced spending on new member and customer advertising and lower wholesale sales at Radio Spirits and a loss on early extinguishment of debt of $579, partially offset by lower advertising and other expenses as described above, our net loss applicable to common shares for the three months ended March 31, 2005 increased $18.0 million to $19.2 million, or $0.77 per diluted share, as compared to a net loss applicable to common shares for the three months ended March 31, 2004 of $1.2 million, or $.09 per diluted share of common stock, for the three months ended March 31, 2004.

Liquidity and Capital Resources
         March 2005 Equity Financing
On March 23, 2005, pursuant to an agreement executed on March 21, 2005, we issued an aggregate of (a) 35,900 shares (the "Offering Shares") of our Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 65,272,273 of our common stock, (b) 32,636,364 five-year common stock purchase warrants (the "Offering Warrants") and (c) preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to us of $8.975 million, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 8,159,091 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35.9 million (the "Financing").

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

While such actions were approved by a majority of our shareholders prior to the financing, we ere not permitted to effect them until we satisfied certain information requirements to our shareholders not party to the Shareholder Consent. As a result, the Shareholder Consent did not become effective until May 3, 2005.

The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at our option, subject to satisfaction of certain conditions, commencing 30 days following the later date to occur (the "Effective Date") of (a) the effective date of the Financing Registration Statement (defined below) and (b) May 3, 2005, the effective date of the Shareholder Consent. Under certain limited circumstances within our control, the holders will also have the right to require us to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at our option, subject to satisfaction of certain conditions, in shares of Common Stock ("Dividend Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, we may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least two thirds of the Preferred Shares then outstanding.

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

      o Herrick and Huntingdon also entered into a voting agreement and proxy with us pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent.

We received $35 million of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900,000 of the purchase price) in the Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from us of $2,625,000 plus a five-year warrant to purchase 7,159,091 shares of Common Stock at an exercise price of $0.69 per share, the market price of our common stock on March 21, 2005, commencing on May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from us with respect to the Financing in the amount of $175,000. In addition, we issued to Satellite Strategic Finance Associates, LLC and Satellite Finance Partners. Ltd., investors in the Financing, warrants to purchase an aggregate of 250,000 shares of our common stock (identical to the Warrants), and reimbursed them $55,000 for expenses, for consulting services rendered by it in connection with the Financing. We also incurred additional legal accounting and other costs of $279,000.

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

Activity during the three months ended March 31, 2005.

      For the three months ended March 31, 2005, cash increased by $13.3 million, as we had net cash used in operating activities of $893,000, used net cash of $175,000 in investing activities and had cash provided by investing activities of $14.4 million. Net cash used in operating activities principally consisted of the net loss of $19.2 million, increases in prepaid expenses of $108,000 and a decrease in accounts payable and accrued expenses of $634,000 partially offset by the deemed dividend for beneficial conversion feature of Series D preferred Stock of $17.2 million, the loss on early extinguishment of debt of $579,000, depreciation and amortization expenses of $26,000, amortization of deferred financing costs and original issue discount of $196,000, non-current accrued interest and dividends payable of $306,000, and decreases in accounts receivable, inventory and royalty advances of $434,000, 111,000, and $35,000.

The decreases in accounts receivable and inventory are primarily attributable the reduction in sales as described above. The increase in prepaid expenses is principally due to the timing of payments of prepaid insurance and other costs and certain Radio Spirits catalog expenses.

Net cash used in investing activities consists of acquisition of fixed assets of $175,000, principally computer equipment and the cost of the development of the Larry King web site.

During the three months ended March 31, 2005, we received net cash proceeds of the sale of Series D Preferred Stock of $31.9 million, as described above, repaid all of our senior secured debt in the amount of $9.35 million, repaid accrued interest, dividends and fees relating to the debt of $2.35 million, and placed $5.8 million in escrow to redeem from the Herrick Entities the balance of the Series A Preferred shares remaining after the partial conversion thereof pursuant to the terms of the Financing and all of the Series C Preferred Shares. The $5.8 million in escrow was released to the Herrick Entities on May 3, 2005, the effective date of the Shareholder Consent.

Recent Accounting Pronouncements

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the annual period beginning after June 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

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

Certain Transactions
In addition to the transactions described above with the Herrick Entities and the Forest Hill entities, as of March 31, 2005, we owed to Norton Herrick, and his affiliates approximately $152,900 for reimbursement of certain expenses and services incurred in prior years. From December 31, 2004 through March 31, 2005, we paid Herrick a total of $162,000, and have agreed to pay Herrick $40,500 per month on the first of each month through and including July 2005 and $31,410 on August 1, 2005.

Quarterly Fluctuations
Our operating results vary from period to period as a result of purchasing patterns of our members and customers, member attrition, the timing and popularity of new audiobook releases and product returns.

We believe that a significant portion of our sales of old-time radio and classic video programs are gift purchases by consumers. Therefore, we tend to experience increased sales of these products in the fourth quarter in anticipation of the holiday season and the second quarter in anticipation of Fathers' Day.

Item 3: Quantitative and Qualitative Disclosures of Market Risk

The Company's has no exposure to market risk for changes in interest rates. The Company has total debt outstanding as of May 13, 2005 of $658,000, all of which is at fixed rates. Changes in the prime rate or LIBOR would not have an impact on our fair values, cash flows, or earnings for the three months ended March 31, 2005.


Item 4.   Controls and Procedures
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not any material weakness in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered pubic accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which we began in the first quarter of 2005 and, we believe, will continue through 2006 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended March 31, 2005 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           Part II - Other Information

Item 5: Other Information
On May 10, 2005, MediaBay entered into a consulting and severance agreement with John Levy, its Vice Chairman and Chief Financial Officer. Pursuant to the agreement, Mr. Levy resigned all of his positions with the Company, including Chief Financial Officer and director, and the Company's subsidiaries effective as of May 17, 2005. We agreed to pay severance payments to Levy as follows: (i) $75,000 on May 15, 2005 and (ii) $6,000 per month commencing with a payment on May 31, 2005 and ending on April 30, 2006 (collectively "Severance Payments"). We also engaged Levy to provide to MediaBay certain consulting services, including assistance with accounting and finance issues, transition of the Company's financing and accounting functions and preparation of the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2005. We agreed to pay Levy (in addition to the Severance Payments) $10,000 per month. In addition, we agreed to reimburse Levy for business expenses he actually incurs in the performance of the consulting services and continue to provide Levy with the use of the office, cellular phone and computer Levy currently uses without charge. Levy agreed not engage in any business activity on behalf of an entity, which is a direct competitor of MediaBay without obtaining the prior written authorization of MediaBay. Levy also agreed not use or to reveal to any person or entity any trade secrets or confidential information of MediaBay or any trade secrets or confidential information of any third parties which MediaBay is under an obligation to keep confidential.

On May 10, 2005, we authorized payment of a $25,000 bonus to Robert Toro, our Senior Vice President of Finance on May 16, 2005.

On May 12, 2005, effective May 17, 2005, Robert Toro was appointed Chief Financial Officer.


Item 6: Exhibits and Reports on Form 8-K.

   Exhibits

      10.1 Option Agreement dated as of April 4, 2005 between the Company and Jeffrey Dittus.
      10.2 Option Agreement dated as of April 4, 2005 between the Company and Joseph Rosetti.
      10.3 Option Agreement dated as of April 4, 2005 between the Company and Robert Toro.
      10.4 Option Agreement dated as of April 4, 2005 between the Company and Patricia Campbell.
      10.5 Option Agreement dated as of April 4, 2005 between the Company and Daniel Altobello.
      10.6 Option Agreement dated as of April 4, 2005 between the Company and Richard Berman.
      10.7 Option Agreement dated as of April 4, 2005 between the Company and Paul Neuwirth.
      10.8 Option Agreement dated as of April 4, 2005 between the Company and Stephen Yarvis.
      10.9  Severance and Consulting Agreement between the Company and John
            Levy.
      10.10 Approval of Bonus Payable to Robert Toro.
      31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification of Jeffrey Dittus, Chief Executive Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.1 32.2 Certification of John Levy, Vice Chairman and Chief Financial Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20

                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MediaBay, Inc.



Dated:   May 16, 2005       By:   /s/ Jeffrey Dittus
                                  --------------------------------------------
                                  Jeffrey Dittus
                                  Chief Executive Officer

Dated    May 16, 2005       By:   /s/ John F. Levy
                                  -----------------------------------
                                  John F. Levy
                                  Chief Financial Officer
                                  (principal accounting and financial officer)