Form 10-Q
period 2005-06-30
MEDIABAY INC
filed 2005-08-15
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date. As of August 11, 2005, there were 62,535,702 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.
                           Quarter ended June 30, 2005
                                    Form 10-Q

                                      INDEX
                                                                            Page

PART I:  Financial Information

Item 1:  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2005
         and December 31, 2004, (unaudited)                                    3

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 2005 and 2004, (unaudited)        4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2005 and 2004, (unaudited)                      5

         Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            17

Item 3:  Quantitative and Qualitative Disclosures of Market Risk              34

Item 4:  Controls and Procedures                                              34


PART II: Other Information

Item 5:  Other Information                                                    35

Item 6:  Exhibits                                                             35

         Signatures                                                           36

                                                PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                                       MEDIABAY, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (DOLLARS IN THOUSANDS)

                                                                                               (UNAUDITED)
                                                                                                 JUNE 30,        DECEMBER 31,
                                                                                                   2005              2004
                                                                                               ------------     ------------
                                                           ASSETS
Current Assets:
    Cash and cash equivalents.............................................................     $     14,290     $      3,122
    Accounts receivable, net of allowances for sales returns and doubtful accounts of
       $1,980 and $2,708 at June 30, 2005 and December 31, 2004, respectively.............
                                                                                                        876            1,285
    Inventory.............................................................................            1,399            1,530
    Prepaid expenses and other current assets.............................................              343              199
    Royalty advances......................................................................              390              489
                                                                                               ------------     ------------
        Total current assets..............................................................           17,298            6,625
Fixed assets, net.........................................................................              784              243
Other intangibles.........................................................................               46               50
Goodwill..................................................................................            9,658            9,658
                                                                                               ------------     ------------
                                                                                               $     27,786     $     16,576
                                                                                               ============     ============
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.................................................     $      5,998     $      5,361
    Accounts payable, related party.......................................................               31              315
    Short-term debt, net of original issue discount of $53 at June 30, 2005 and December
       31, 2004...........................................................................               31               29
    Preferred dividends payable...........................................................              519               --
    Current portion of long-term debt.....................................................               --              200
                                                                                               ------------     ------------
        Total current liabilities.........................................................            6,579            5,905
                                                                                               ------------     ------------
Long-term debt, net of original issue discount of $140 and $908 at June 30, 2005 and
December 31, 2004.........................................................................              621            9,102
Related party long-term debt including accrued interest...................................               --            7,750
                                                                                               ------------     ------------
        Total liabilities.................................................................            7,200           22,757
                                                                                               ------------     ------------

Commitments and Contingencies                                                                            --               --

Preferred stock, no par value,  authorized 5,000,000 shares; no shares of Series
    A outstanding  at June 30, 2005 and 25,000 shares of Series A outstanding at
    December 31, 2004; 200 shares of Series B issued and outstanding at June 30,
    2005 and December 31, 2004; no shares of Series C issued and  outstanding at
    June 30,  2005 and  43,527  shares of  Series C issued  and  outstanding  at
    December 31, 2004;  and 34,720 shares of Series D issued and  outstanding at
    June 30, 2005 and no shares of Series D issued and
    outstanding at December 31, 2004......................................................           18,965            6,873
Common stock, no par value, authorized 300,000,000;  issued and outstanding 37, 576,353 as of June 30,  2005  and  150,000,000  shares;  issued  and  outstanding  24,843,980  at
    December 31, 2004.....................................................................          108,985          101,966
Contributed capital.......................................................................           47,522           17,682
Accumulated deficit.......................................................................         (154,886)        (132,702)
                                                                                               ------------     ------------
Total stockholders' equity (deficit)......................................................           20,586           (6,181)
                                                                                               ------------     ------------
                                                                                               $     27,786     $     16,576
                                                                                               ============     ============

See accompanying notes to condensed consolidated financial statements.

                                                 MEDIABAY, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                   --------------------    --------------------
                                                                     2005        2004        2005        2004
                                                                   --------    --------    --------    --------
Sales, net of returns, discounts and allowances of $615 and
       $1,430 and $1,387 and $5,043 for the three and six months
       ended June 30, 2005 and 2004, respectively                  $  2,272    $  4,801    $  5,625    $ 10,485
Cost of sales                                                         1,302       2,228       3,098       4,798
Cost of sales - strategic charges                                       305          --         305          --
                                                                   --------    --------    --------    --------
     Gross profit                                                       665       2,573       2,222       5,687
Expenses:
     Advertising and promotion                                          401       1,268         787       2,627
     General and administrative                                       2,013       1,515       3,588       3,473
     Termination charges                                                697          --         697          --
     Depreciation and amortization                                       17          41          43          88
                                                                   --------    --------    --------    --------
         Operating loss                                              (2,463)       (251)     (2,893)       (501)
Interest (income)                                                       (62)         --         (75)
Interest expense                                                         16       6,745         626       7,599
Loss on early extinguishment of debt                                     --          --         579          --
                                                                   --------    --------    --------    --------
         Loss before income taxes                                    (2,417)     (6,996)     (4,023)     (8,100)
Income tax expense                                                       --          --          --          --
                                                                   --------    --------    --------    --------
         Net loss                                                    (2,417)     (6,996)     (4,023)     (8,100)
Dividends on preferred stock                                            533         115         738         179
Deemed dividend on beneficial conversion of
             Series D Preferred Stock                                    --          --      17,423          --
                                                                   ========    ========    ========    ========
         Net loss applicable to common shares                      $ (2,950)   $ (7,111)   $(22,184)   $ (8,279)
                                                                   ========    ========    ========    ========
Basic and diluted loss applicable to common shares
per common share:                                                  $   (.08)   $   (.40)   $   (.73)   $   (.54)
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

                                                  MEDIABAY, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)

                                                                                                   (UNAUDITED)
                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                              --------------------
                                                                                                2005        2004
                                                                                              --------    --------
Cash flows used in operating activities:
    Net loss applicable to common shares                                                      $(22,184)   $ (8,279)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Deemed dividend on beneficial conversion of
      Series D Preferred Stock                                                                  17,423          --
      Loss on extinguishment of debt                                                               579       1,532
      Non-current accrued interest and dividends payable                                           306         728
      Amortization of deferred financing costs and original issue discount                         210         789
      Depreciation and amortization                                                                 43          88
      Payment of accrued dividends through issuance of common stock                                 14          --
      Amortization of deferred member acquisition costs                                             13       1,595
      Non-cash beneficial conversion charge included in interest expense                            --       3,991
      Expense of inducement to convert                                                              --         391
      Non-cash stock compensation                                                                   --          82
        Changes in asset and liability accounts, net of asset acquisition:
         Decrease in accounts receivable, net                                                      631       1,541
         Decrease (increase) in inventory                                                          132         (89)
         Increase in prepaid expenses                                                             (194)        (93)
         Decrease (increase) in royalty advances                                                    99        (756)
         Increase in deferred member acquisition costs                                              --        (243)
         Increase (decrease) in accounts payable,  accrued expenses and preferred dividends
         payable                                                                                   687      (4,985)
                                                                                              --------    --------
                  Net cash used in operating activities                                         (2,241)     (3,707)
                                                                                              --------    --------
Cash flows used in investing activities:
        Acquisition of fixed assets, including website development costs                          (580)        (67)
                                                                                              --------    --------
                  Net cash used in investing activities                                           (580)        (67)
                                                                                              --------    --------
Cash flows from financing activities:
        Net proceeds from issuance of preferred stock                                           31,528          --
        Proceeds from issuance of long-term debt                                                    --      13,500
        Proceeds from exercise of stock options                                                     --           1
        Payment of long-term debt                                                              (11,721)     (5,923)
        Redemption of Series A and Series C Preferred Stock                                     (5,789)
        Increase in deferred financing costs                                                       (29)     (2,033)
                                                                                              --------    --------
                  Net cash provided by financing activities                                     13,989       5,544
                                                                                              --------    --------
Net increase in cash and cash equivalents                                                       11,168       1,770
Cash and cash equivalents at beginning of period                                                 3,122         682
                                                                                              --------    --------
Cash and cash equivalents at end of period                                                    $ 14,290    $  2,452
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

                                 MEDIABAY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

(1)   ORGANIZATION

      MediaBay, Inc. ("MediaBay" or "the Company") is a Florida corporation formed on August 16, 1993. The Company is a media, marketing and publishing company specializing in spoken audio entertainment. Today, the Company is a leading reseller of audiobooks on CD and cassettes from the nation's largest publishing houses via the Audio Book Club, a mail order and Internet based business. MediaBay is also a licensee and marketer of programs from the golden age of radio. These titles are sold in physical formats through a catalog focused on collectors, a mail order based continuity program, retail outlets and an on-line download subscription service. The Company's strategy consist of pursuing download opportunities through both an exclusive distribution agreement with Microsoft and the opportunity to offer its content to other websites; creating affinity opportunities which provide lower customer acquisition costs and higher profit potential; and exploiting its existing content and businesses.

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

      SOP 93-7 requires that the realizability of the amounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. At June 30, 2005, we had no direct-response advertising reported as assets, since we have determined that probable future benefits from any direct advertising we have incurred would not exceed the amounts expended.

FIXED ASSETS, NET

      Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, and third-party web site development costs, are recorded at cost. Depreciation and amortization, which includes the amortization of equipment under capital leases, is provided by the straight-line method over the estimated useful life of three years (the lease term) for computer equipment and five years (the lease term) for sound equipment under capital leases, five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, and three years from the date the assets are put into service for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred.

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

REVENUE RECOGNITION

      During the six months ended June 30, 2005 and June 30, 2004, the Company derived its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail and the Internet. The Company also sold classic radio shows to retailers either directly or through distributors. The Company derived additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derived a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company or directly from the broadcaster. Allowances for future returns are based upon historical experience and evaluation of current trends.

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

      o     Bad debt expense

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

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                  JUNE 30,
                                                                   ----------------------    ----------------------
                                                                      2005         2004         2005         2004
                                                                   ---------    ---------    ---------    ---------
Net loss applicable to common shares, as reported                  $   2,950    $   7,111    $  22,184    $   8,279

Add:  Stock-based  employee  compensation  expense included in reported net loss  applicable to common  shares,  net of
      related tax effects                                                              --                        --

Deduct:  Total  stock-based   employee   compensation  expense
      determined   under  fair  value  based  method  for  all
      awards, net of related tax effects                                (720)        (660)        (755)      (1,943)
                                                                   ---------    ---------    ---------    ---------
Pro forma net loss applicable to common shares                     $   3,670    $   7,771    $  22,939    $  10,222
                                                                   =========    =========    =========    =========
Net loss per share

Basic and diluted - as reported                                    $    (.08)   $    (.40)   $    (.73)   $    (.54)
                                                                   =========    =========    ===========  =========
Basic and diluted - pro forma                                      $    (.10)   $    (.44)   $    (.75)   $    (.67)
                                                                   =========    =========    ===========  =========

      No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                          NO. OF      EXERCISE      ASSUMED       RISK-FREE      FAIR VALUE
         DATE             SHARES        PRICE     VOLATILITY    INTEREST RATE    PER SHARE
---------------------    ---------    --------    ----------    -------------    ----------
FIRST SIX MONTHS 2004    3,300,000    $    .98            97%            4.00%   $      .59

FIRST SIX MONTHS 2005    4,810,000    $    .59            41%            3.35%   $      .16

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

RECLASSIFICATIONS

      Certain amounts relating to 2004 have been reclassified to conform to the current presentation.

(3)   GOODWILL AND OTHER INTANGIBLES

      Goodwill and indefinite-lived intangible assets are tested for impairment annually or when certain triggering events require such tests and are written down, with a resulting charge to operations, only in the period in which the recorded value of goodwill and indefinite-lived intangible assets is more than their fair value.

      The Company amortizes other intangible assets over their estimated useful lives. Amortization expense for other intangible assets was $4 and $20 for the six months ended June 30, 2005 and 2004, respectively. The Company estimates intangible amortization expenses of $8 in 2005:

      The following table presents details of Other Intangibles at June 30, 2005 and December 31, 2004:

                                  JUNE 30, 2005                   DECEMBER 31, 2004
                          -----------------------------   ---------------------------------
                                   ACCUMULATED                        ACCUMULATED
                           COST   AMORTIZATION    NET       COST     AMORTIZATION    NET
                          ------  ------------  -------   --------   ------------  --------
Mailing Agreements        $  592  $        592  $    --   $    592   $        592  $     --
Customer Lists             4,380         4,380       --      4,380          4,380        --
Non-Compete Agreements       313           292       21        313            288        25
Other                         25            --       25         25             --        25
                          ------  ------------  -------   --------   ------------  --------
Total Other Intangibles   $5,310  $      5,264  $    46   $  5,310   $      5,260  $     50
                          ======  ============  =======   ========   ============  ========

      Goodwill of $9,658 as of June 30, 2005 and December 31, 2004 is attributable to the Company's Radio Spirits business. The Company conducted its annual impairment test for 2004 in January 2005, utilizing the services of an independent appraiser, and its annual impairment tests for 2003 in October 2003, neither of which resulted in an impairment loss. Any future impairment losses incurred will be reported in operating results.

(4)   DEBT

                                                                            AS OF
                                                                   JUNE 30,     DECEMBER 31,
                                                                     2005          2004
                                                                -------------   -----------
     Credit agreement, senior secured debt,
          net of original issue discount                        $          --   $     8,661
     Premier debt, net of original issue discount                         652           670
     Related party notes and related accrued interest,
          net of original issue discount                                   --         7,750
                                                                -------------   -----------
     Total debt                                                           652        17,081
              Less: current portion                                       (31)         (229)
                                                                -------------   -----------
     Long-term debt                                             $         621   $    16,852
                                                                =============   ===========

MARCH PAYMENT AND CONVERSION OF DEBT

      On March 23, 2005, the Company completed the March Financing described below.

      Concurrently with the March Financing, the Company repaid from the net proceeds all of the principal and accrued and unpaid interest due on the Company's outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9,400. The Company reported a charge in the first quarter of 2005 of $579 to reflect the write-off of unamortized financing charges related to the repayment of this debt.

      Also in connection with the March Financing, the Company entered into an agreement (the "Herrick Agreement") with the Herrick Entities, described below (the "Herrick Agreement"). Pursuant to the Herrick Agreement, concurrently with the Financing, among other actions, all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities were converted into an aggregate of approximately 10.3 million shares of Common Stock, at their stated conversion rate of $0.56 per share.

      The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest dividends due to them in the amount $2,271.

(5)   STOCKHOLDERS' EQUITY AND STOCK OPTIONS AND WARRANTS

      The  following   table  presents   information   regarding  the  Company's
outstanding preferred stock at June 30, 2005 and December 31, 2004:

                                                                                          AS OF
                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2005           2004
                                                                                -----------    ------------
     Series A Convertible Preferred Stock                                       $        --    $      2,500
     Series B Convertible Preferred Stock                                                20              20
     Series C Convertible Preferred Stock                                                --           4,353
     Series D Convertible  Preferred  Stock,  total  outstanding  at June 30,
          2005  $34,720,  net of cash  fees and  expenses  of  $3,359;  value ascribed to investors' and advisors' warrants of $12,416
                                                                                     18,945              --
                                                                                -----------    ------------
     Total Preferred Stock                                                      $    18,965    $      6,873
                                                                                ===========    ============


MARCH 2005 SALE OF SERIES D CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

      The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at the option of the Company, subject to its satisfaction of certain conditions, commencing June 10, 2005, which is 30 days after May 11, 2005, the effective date of the registration statement registering the shares underlying the Series D Preferred Stock. Under certain circumstances under the control of the Company, the holders will also have the right to require the Company to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at the Company's option, subject to its satisfaction of certain conditions, in shares of Common Stock ("Dividend Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, the Company may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least 2/3rds of the Preferred Shares then outstanding.

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

      The Over-Allotment Warrants are exercisable until August 9, 2005 for the purchase of Additional Shares and Additional Warrants, at an exercise price equal to the Stated Value of the Additional Shares purchased, with the purchase of each Additional Share including an Additional Warrant exercisable for a number of Warrant Shares equal to 50% of the Conversion Shares underlying such Additional Share.

      As part of the Financing, the Forest Hill Select Fund L.P. and related entities (the "Forest Hill Entities") exchanged 1.8 million shares of Common Stock and 400,000 common stock warrants previously purchased by them from the Company in October 2004 for $900 of the Offering Securities. The Forest Hill Entities also purchased $1,000 of the Offering Securities. The Company included an additional 119,048 shares of Common Stock, as well as 50,000 shares of Common Stock underlying certain additional warrants, already beneficially owned and retained by Forest Hill Capital, for resale in the registration statement declared effective May 11, 2005.

      In connection with the Financing, the Company also entered into an agreement with Norton Herrick and certain of his affiliates (the "Herrick Entities") pursuant to which, concurrently with the Financing:

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

      o the Company agreed to redeem the remaining 14,316 shares of Series A Preferred held by the Herrick Entities and all 43,527 of their shares of the Series C Convertible Preferred Stock of the Company (collectively, the "Redemption Securities") for $5,784, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent (May 3, 2005);

      o the Herrick Entities waived certain of their registration rights and the Company agreed to include the Herrick Shares for resale in the registration statement declared effective May 11, 2005 so long as such Herrick Shares are owned by the Herrick Entities and not otherwise transferred, including, but not limited to, in the Herrick Financing (as defined below); and

      o the Herrick Entities consented to the terms of the Financing and the agreements entered into in connection with the Financing, as the Company was required to obtain such consents pursuant to the terms of the Herrick Notes, the Series A Preferred and the Series C Preferred.

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

      The Company received $35,000 of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900 of the purchase price) in the Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from the Company of $2,625 plus a five-year warrant (the "Merriman Warrant") to purchase 7,159,091 shares of Common Stock at an exercise price of $0.69 per share commencing upon May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from the Company with respect to the Financing in the amount of $175. In addition, the Company issued to Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., investors in the Financing, warrants to purchase an aggregate of 250,000 shares of Common Stock (identical to the Warrants), and reimbursed them $55 for expenses, for consulting services rendered by it in connection with the Financing. The Company incurred cash fees and expenses including fees paid to advisors of $3,472. Warrants issued to advisors were valued at $1,986 using an accepted valuation method.

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

      As of June 30, 2005, 1,180 shares of Series D Preferred Stock plus accrued dividends and warrants thereon were converted into 2,170,202 shares of common stock.

STOCK OPTIONS AND WARRANTS

      From January 1, 2005 to June 30, 2005, the Company issued options to purchase 4,810,000 shares of its common stock to employees, officers, directors and consultants under its stock incentive plans. From January 1, 2005 to June 30, 2005, options to purchase 373,680 shares of its common stock were either cancelled or expired. The Company issued non-plan warrants to purchase 40,045,455 shares of its common stock in connection with the Financing described above. During the six months ended June 30, 2005, the Company cancelled non-plan warrants to purchase 460,000 shares of its common stock.

(6)   COST OF GOODS SOLD - STRATEGIC CHARGES

      In the second quarter of 2005, the Company changed its negative option book club and converted to a business selling audiobooks and other audio entertainment without a negative option requirement. The Company has moved its warehouse and fulfillment operations to a facility which also provides products and accordingly the Company has changed from licensing and manufacturing many of its audiobook titles to buying on a wholesale basis and accordingly has recorded a $305 write-down of royalty advances to what the Company believes is net realizable value at June 30, 2005.

(7)   SUPPLEMENTAL CASH FLOW INFORMATION

      No cash has been expended for income taxes for the six months ended June 30, 2005 and 2004. Cash paid for interest expense was $2,015 and $536 for the six months ended June 30, 2005 and 2004, respectively.


      The Company had the following non-cash activities for the six months ended June 30, 2005:

                                                                     2005
                                                                -------------
Conversions of subordinated notes into common stock..........           5,784
Conversion of preferred shares into common stock.............           1,707
Conversion of common shares and warrants into preferred
     stock and warrants sold in the Financing................             900
Issuance of warrants in connection with the Financing........          12,838

(8)   NET LOSS PER SHARE OF COMMON STOCK

      Basic (loss) earnings per share was computed using the weighted average number of common shares outstanding for the three and six months ended June 30, 2005 of 35,902,638 and 30,503,964, respectively and for the three and six months ended June 30, 2004 of 17,692,451 and 15,376,207.

      For the three months ended June 30, 2005 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 878,118 common equivalent shares, as calculated under the treasury stock method and 68,068,560 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Dividends on the convertible preferred stock added back to net income applicable to common stockholders would have been $533 for the three months ended June 30, 2005.

      For the six months ended June 30, 2005 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 7,796,398 common equivalent shares, as calculated under the treasury stock method and 45,526,821common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $893 for the six months ended June 30, 2005.

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

(9)   SEGMENT REPORTING

      For 2005 and 2004, the Company has divided its operations into four reportable segments: Corporate; Audio Book Club ("ABC") a business selling audiobooks via direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. Inter-segment sales are recorded at prevailing sales prices.

SEGMENT REPORTING THREE MONTHS ENDED JUNE 30, 2005


                                                  Corporate     ABC          RSI      Mbay.com  Inter-segment   Total
                                                  --------    --------    --------    --------  ------------- --------
Sales, net of returns, discounts and              $     --    $  1,322    $    906    $     44    $     --    $  2,272
allowances
Operating (loss) profit before depreciation
and amortization                                    (1,672)       (367)       (261)       (150)          4      (2,446)
Depreciation and amortization                            2          10           5          --          --          17
Interest (income)                                      (62)        (62)
Interest expense                                        16          --          --          --          --          16
Dividends on preferred stock                           533          --          --          --          --         533
Net income (loss) applicable to common shares       (2,161)       (377)       (266)       (150)          4      (2,950)
Total assets                                            --      14,690      13,133           9         (46)     27,786
Acquisition of fixed assets                             --         404          --          --          --         404

THREE MONTHS ENDED JUNE 30, 2004

                                                  Corporate     ABC          RSI      Mbay.com  Inter-segment   Total
                                                  --------    --------    --------    --------  ------------- --------
Sales, net of returns, discounts and              $     --    $  3,339    $  1,421    $     54    $    (13)   $  4,801
allowances
Operating (loss) profit before depreciation
and amortization                                      (334)        (60)        280         (96)         --        (210)
Depreciation and amortization                            6          26           9          --          --          41
Interest expense                                     6,744          --           1          --          --       6,745
Dividends on preferred stock                           115          --          --          --          --         115
Net income (loss) applicable to common shares       (7,199)        (86)        270         (96)         --      (7,111)
Total assets                                            --      22,859      13,799           3         (71)     36,590
Acquisition of fixed assets                             --          20          --          --          --          20


SIX MONTHS ENDED JUNE 30, 2005

                                                  Corporate     ABC          RSI      Mbay.com  Inter-segment   Total
                                                  --------    --------    --------    --------  ------------- --------

Sales, net of returns, discounts and              $     --    $  3,562    $  1,972    $     91    $     --    $  5,625
allowances
Operating (loss) profit before depreciation
and amortization                                    (2,208)       (170)       (207)       (274)          9      (2,850)
Depreciation and amortization                            4          25          14          --          --          43
Interest (income)                                      (75)         --          --          --          --         (75)
Interest expense                                       626          --          --          --          --         626
Loss on early retirement of debt                       579          --          --          --          --         579
Dividends on preferred stock                           738          --          --          --          --         738
Deemed dividend on beneficial conversion of
Series D Preferred Stock                            17,423          --          --          --          --      17,423
Net income (loss) applicable to common shares      (21,503)       (195)       (221)       (274)          9     (22,184)
Total assets                                            --      14,690      13,133           9         (46)     27,786
Acquisition of fixed assets                             --         580          --          --          --         580

SIX MONTHS ENDED JUNE 30, 2004
                                                  Corporate     ABC          RSI      Mbay.com  Inter-segment   Total
                                                  --------    --------    --------    --------  ------------- --------
Sales, net of returns, discounts and              $     --    $  7,065    $  3,361    $    106    $    (47)   $ 10,485
allowances
Operating (loss) profit before depreciation
and amortization                                      (842)       (126)        771        (216)         --        (413)
Depreciation and amortization                           19          50          19          --          --          88
Interest expense                                     7,596          --           3          --          --       7,599
Dividends on preferred stock                           179          --          --          --          --         179
Net income (loss) applicable to common shares       (8,636)       (176)        749        (216)         --      (8,279)
Total assets                                            --      22,859      13,799           3         (71)     36,590
Acquisition of fixed assets                             --          58           9          --          --          67


(10)  RECENT ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. The Company does not anticipate an impact from the adoption of this statement.

SHARE-BASED PAYMENT

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. Beginning in January 2006, the value of all options granted by the Company will be recorded as compensation expense and will be reported as general and administrative expense. Currently, the value of options granted to officers and directors at or above market at the date of the grant are not recorded as expenses by the Company. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

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

ACCOUNTING CHANGES AND ERROR CORRECTIONS

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

(11)  RELATED PARTY TRANSACTIONS

      In addition to the transactions described above with the Herrick Entities and the Forest Hill entities, as of June 30, 2005, the Company owed to Norton Herrick, and his affiliates $31 for reimbursement of certain expenses and services incurred in prior years. From January 1, 2005 through June 30, 2005, the Company paid Herrick a total of $284, and has agreed to pay Herrick the remaining $31 on August 1, 2005.

(12)  SUBSEQUENT EVENTS

STOCK OPTIONS

      From July 1, 2005 to August 11, 2005 options to purchase 60,000 shares of MediaBay common stock were cancelled or expired.

      From July 1, 2005 to August 11, 2005, 13,657 shares of Series D Preferred Stock and related dividends were converted into 24,959,349 shares of MediaBay common stock under the terms of the Series D Preferred Stock.

      On August 9, 2005, the period to exercise warrants to purchase additional shares of the Series D Preferred Stock granted to the investors in the March sale of Series D Convertible Preferred Stock was extended to November 9, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements in this Form 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, our ability to implement and the success of our new strategy and transition our business and the risks related thereto: our history of losses and declining revenues; our ability to license and sell new spoken word content, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns, attrition; and risks relating to our capital structure. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

INTRODUCTION

      We are a digital media and publishing company specializing in spoken audio entertainment. We have over 75,000 hours of audio content, which we distribute via mail order, our websites, some of the nation's largest retailers, and a la carte, digital downloads and subscription services.

      Today we have two principal content libraries: (1) Audiobooks: which we license from the nation's largest publishing houses to sell on CD and cassette through the Audio Book Club and which we intend to distribute via digital downloads on third-party websites and a digital download service that is under development; and (2) An archive of the history of American radio which we produce and sell on CD and cassettes through our catalog, a mail order based continuity program, retail outlets, and our on-line download subscription service and third-party websites, of which one is currently operational. We broadcast our radio programs through a syndicated radio show on over 200 commercial radio stations across the United States, as well as our 24-hour Radio Classics channels on Sirius and XM Satellite Radio.

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

      We recently executed distribution agreements with Microsoft's MSN Music to provide our spoken word content to the MSN audience, which has 350 million unique monthly visitors. We have also executed a distribution agreement with Loudeye Corp., a worldwide leader in business-to-business digital media solutions, to act as our digital sales agent in distributing our catalog to potentially 70 music services which that company hosts and sources content for. Today, some of our largest digital content partners include Simon & Schuster, Random House, Harper Collins, Penguin Group (USA) Audio, Hay House, Sound Room Publishers, Oasis, Time Warner Audio, Brilliance Audio, Zondervan, BBC, Blackstone, and CBS Radio.

MARCH 2005 EQUITY FINANCING

      On March 23, 2005, pursuant to an agreement executed on March 21, 2005, we received an infusion of gross cash proceeds of $35 million in private equity financing from several institutional investors. We retired all of our borrowings and increased our cash reserves. Because of this financing, we believe that we have sufficient cash to implement our new strategy, including required marketing expenditures, for at least twelve months.

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

      We have determined that future investment in our mail order, hard goods based, Audio Book Club would not provide the returns adequate to justify future expenditures. Accordingly, in 2004, we discontinued marketing to attract new Audio Book Club members. In the second quarter of 2005, the Company changed its negative option book club and converted to a business selling audiobooks and other audio entertainment without a negative option requirement. The Company has moved its warehouse and fulfillment operations to a facility which also provides products and accordingly the Company has changed from licensing and manufacturing many of its audiobook titles to buying on a wholesale basis and accordingly has recorded a $305 write-down of royalty advances to what the Company believes is net realizable value at June 30, 2005.

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

      Online Agreement with Loudeye
      We have also announced a multi-year agreement with Loudeye Corp., a worldwide leader in business-to-business digital media solutions. Loudeye is working with us to provide a solution for powering digital distribution of a wide range of audiobooks. Under the agreement, we hope to make available our audiobook content catalog to Loudeye for both domestic and international distribution, subject to obtaining appropriate international rights, to new and existing Loudeye partners. Loudeye and its OD2 services have relationships with more than 70 web storefronts and music services throughout the United States, Europe and Australia.

      RealNetworks Agreement
      We also entered into a distribution agreement with RealNetworks, Inc. ("Real") to provide spoken-word and audio entertainment content to Real's subscriber base. Pursuant to the agreement, we intend to provide our content library on an "a la carte" basis through Real's Music Store or to the approximately 1.0 million subscribers of the Rhapsody music service. In addition, our users should be able to transfer their spoken word libraries onto hundreds of portable devices supported by Real.

      Larry King Opportunity
      Celebrity Interactive LLC, Larry King and MediaBay have signed an endorsement and promotion agreement; however, on July 29, 2005, we tabled this project due to developments beyond our control.

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

      Based on a change in our strategy, which we believe will result in lower sales and losses in the near term, but ultimately will be more profitable, we have determined that it is "not more likely than not" that we will, in the foreseeable future, be able to realize all or part of our net deferred tax asset. We have accordingly made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the fourth quarter of 2004, the period when such determination was made.

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

         SOP 93-7 requires that the realizability of the amounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. At June 30, 2005, we had no direct-response advertising reported as assets, since we have determined that probable future benefits from any direct advertising we have incurred would not exceed the amounts expended. We do not expect to capitalize any marketing costs until we have determined probable future benefits based on buying patterns of future customers.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

                                            THREE MONTHS        SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                          ----------------    ----------------
                                           2005      2004      2005      2004
                                          ------    ------    ------    ------
Sales                                      100.0%    100.0%    100.0%
                                                                           100%
Cost of sales                               57.3      46.4      55.1      45.8
Cost of sales - strategic charges           13.4                  --       5.4
                                          ------    ------    ------    ------
Gross profit                                29.3      53.6      39.5      54.2
Advertising and promotion                   17.6      26.4      14.0      25.1
General and administrative expense          88.6      31.5      63.8      33.1
Termination charges                         30.7                  --      12.4
Depreciation and amortization expense        0.7       0.9       0.8       0.8
Interest (income)                           (2.7)                 --      (1.3)
Interest expense                             0.7     140.5      11.1      72.5
Loss on early extinguishment of debt          --        --      10.3        --
Income tax expense (benefit)                  --        --        --        --
                                          ------    ------    ------    ------
Net (loss)                                 (106.4)   (145.7)   (71.5)    (77.3)
Dividends on preferred stock                23.5      (2.4)     13.1      (1.7)
Deemed dividends on beneficial conversion
     of preferred stock                       --        --     309.7        --
                                          ======    ======    ======    ======
Net (loss) applicable to common shares
                                          (129.8)%  (148.1)%  (394.4)%   (79.0)%
                                          ======    ======    ======    ======

RESULTS OF OPERATIONS

      Three months ended June 30, 2005 compared to three months ended June 30, 2004:

NET SALES

  (In thousands)                                CHANGE FROM
                              2004      2005   2004 TO 2005  % CHANGE
                             ------    ------  ------------  --------
AUDIO BOOK CLUB              $3,339    $1,322    $(2,017)    (60.4)%
                             ----------------------------------------
RADIO SPIRITS
   Catalog                      687       532       (155)    (22.6)%
   Wholesale                    413       228       (185)    (44.9)%
   Continuity                   308       146       (162)    (52.5)%
                             ----------------------------------------
                              1,408       906       (502)    (35.7)%
                             ----------------------------------------
MEDIABAY.COM                     54        44        (10)    (18.5)%
                             ----------------------------------------
                             $4,801    $2,272    $(2,529)    (52.7)%
                             ========================================


      Audio  Book Club sales  decreased  principally  due to a decrease  in club
membership  as  a  result  of   substantially   discontinuing   our  advertising
expenditures for new members.

      In the second quarter of 2005, we changed our negative option book club and converted to a business selling audiobooks and other audio entertainment without a negative option requirement. As a result of this change, we anticipate lower returns from our customers in future periods.

      The decrease in Radio Spirits catalog sales is principally attributable to fewer customers, as we have not incurred marketing expenditures, to attract new customers and greater discounting in our catalogs. Wholesale sales of old-time radio products decreased principally due to reduced sales to our major customers. Sales of our World's Greatest Old-Time Radio continuity program decreased principally due to the lack of advertising expenditures for new customers.


COST OF SALES
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                   2004                            2005
                                                         AS A %                           AS A %              FROM 2004 TO 2005
                                         $            OF NET SALES          $         OF NET SALES        CHANGE         % CHANGE
                                                      -----------                     ------------       ---------      ---------
AUDIO BOOK CLUB                     $     1,569              47.0%            769           58.2%             (800)         (51.0)%

RADIO SPIRITS
   Catalog                                  293              42.6%            262           49.2%              (31)         (10.5)%
   Wholesale                                258              62.5%            206           90.6%              (52)         (20.1)%
   Continuity                               108              35.0%             65           44.4%              (43)         (39.8)%
                                    -----------------------------       ------------------------         ------------------------
Total Radio Spirits                         659              46.8%            533           58.8%             (126)         (19.1)%

MEDIABAY.COM                                 --                --              --             --                --
                                    -----------------------------       ------------------------         ------------------------
COST OF SALES                             2,228              46.4%          1,302           57.3%             (926)         (41.6)%
COST OF SALES - STRATEGIC
CHARGE                                       --                --            305           13.4%               305
                                    -----------------------------       ------------------------         ------------------------
                                    $     2,228              46.4%          1,607           70.7%             (621)         (27.9)%
                                    =============================       ========================         ========================


      The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 60.4% as described above. Cost of sales as a percentage of sales at Audio Book Club for the three months ended June 30, 2005 was 58.2%, compared to 47.0% for the same period in 2004. The increase in cost of sales as a percentage of sales is principally due to an increase in product costs as a percentage of sales since a smaller active membership required us to purchase finished goods from publishers rather than the licensing and manufacturing of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers, higher sales of unabridged and CD titles with higher costs and higher manufacturing costs due to lower volumes and to a lesser extent an increase in fulfillment costs as a percentage of sales since the fixed portion of our third party fulfillment costs is allocated to a smaller active membership.

      Cost of catalog sales increased as a percentage of sales to 49.2% for the three months ended June 30, 2005 as compared to 42.6% for the three months ended June 30, 2004 principally due to sales of lower priced items with lower margins, increased discounting in the catalogs to sell older inventory and higher royalty costs as a percentage of the lower sales volume due to the fixed portion of royalty advances. The cost of wholesale sales as percentage of sales increased to 90.6% for the three months ended June 30, 2005 as compared to 62.5% for the three months ended June 30, 2004 principally due to a greater portion of fixed costs (allocated obsolescence and product development costs, the fixed cost of warehousing and fulfillment and royalty advances) in relation to the lower sales volume. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales increased to 44.4% from 35.0% principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

      In the second quarter of 2005, we moved our warehouse and fulfillment operations to a facility which also provides products and accordingly we have changed from licensing and manufacturing many of its audiobook titles to buying on a wholesale basis and accordingly we recorded a $305 write-down of royalty advances to what we believe is net realizable value at June 30, 2005. Under our new buying arrangement we are buying products at a fixed percentage off of manufacturer's suggested retail price. In addition we will be incurring certain fixed fulfillment charges. The cost of the new arrangement will be dependent on future sales volume.

ADVERTISING AND PROMOTION

                                                         FROM 2004 TO 2005
                                     2004        2005    CHANGE    % CHANGE
                                    -------    -------   -------   -------
(In thousands)
AUDIO BOOK CLUB
    New Member                      $    32         --       (32)    100.0%
   Current Member                       330         51      (279)    (84.5)%
                                    --------------------------------------
Total Audio Book Club                   362         51      (311)    (52.3)%
                                    --------------------------------------

RADIO SPIRITS
   Catalog                              180        197        17       9.4%
   Wholesale                              8         27        19     237.5%
   Continuity                            --         --        --        --
                                    --------------------------------------
Total Radio Spirits                     188        224        36      19.1%
                                    --------------------------------------

NEW PROJECTS                              5        122       117    2340.0%
                                    --------------------------------------
TOTAL SPENDING                          555        397      (158)    (28.5)%

AMOUNT CAPITALIZED                      (27)        --        27    (100.0)%
AMOUNT AMORTIZED                        740          4      (736)    (99.4)%
                                    --------------------------------------
ADVERTISING AND PROMOTION EXPENSE   $ 1,268        401      (867)    (68.4)%
                                    ======================================

      Advertising and promotion expenses decreased $867,000 to $401,000 for the three months ended June 30, 2005 as compared to $1.3 million in the prior comparable period, principally due to lower amortization of deferred member acquisition costs. In the fourth quarter of 2004, based on the change in our strategy, described above, we determined that the future net revenue from our Audio Book Club would not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly, we wrote-off the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense in 2004 and lower expense in 2005. The decrease in spending was due to the lack of new member marketing for Audio Book Club new members due to our change in strategy as described above and decreased advertising to existing members due to the reduction in Audio Book Club membership because of member attrition with no marketing to replace leaving members. During the three months ended June 30, 2005 we incurred $122,000 related to new projects, principally marketing tests related to the download business.

GENERAL AND ADMINISTRATIVE


                        2004                2005         FROM 2004 TO 2005
                 ------------------- ------------------- -----------------
(In thousands)              As a %                    As a %
                   $    of Net Sales       $      of Net Sales   ChangE   % Change
                ------  ------------    ------    ------------   ------   --------
AUDIO BOOK CLUB   $798          23.9%      441            33.4%    (357)     (44.7)%

RADIO SPIRITS      232          16.5%      354            39.1%     122       52.6%

MEDIABAY.COM       151         279.6%      193           438.6%      42       27.8%

CORPORATE          334                   1,025                      691      206.9%
                ------  ------------    ------    ------------   ------   --------
                $1,515          31.6%    2,013            88.6%     498       32.9%
                ======  ============    ======    ============   ======   ========


      The increase in general and administrative expenses of $498,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is principally due to increases in payroll and related costs, public and investor relations (including directors fees) and travel and entertainment, partially offset by a decline in bad debt expense at Audio Book Club. The principal reason for the decline in bad debt expense at Audio Book Club was lower bad debts from remaining core Audio Book Club members who historically have been very good paying customers. The increase in payroll was mainly attributable to various bonuses paid in the second quarter of 2005 and the hiring, retention and promotion of key employees. The increase in investor and public relations costs was attributable to fees paid to directors in the second quarter of 2005, as well as an increase in public relations activity related to the download strategy. The increase in travel and entertainment relates mainly to business development travel in the implementation of the new strategy.

TERMINATION COSTS

                  (000's)

                                        2004             2005
                                    -----------       -----------
TERMINATION COSTS                   $        --       $       697
                                    ===========       ===========

      In the second quarter of 2005, the employment of one senior executive who had an employment agreement was terminated and the employment of several employees, one of which had an employment agreement, was also terminated. We agreed to make aggregate settlement payments totaling $697,000 payable through March 2006.

DEPRECIATION AND AMORTIZATION

                                        2004             2005
                                    -----------       -----------
(In thousands)
DEPRECIATION
AUDIO BOOK CLUB                     $        26                10
RADIO SPIRITS                                 9                 5
                                    -----------       -----------
TOTAL DEPRECIATION                           35                15

AMORTIZATION
CORPORATE                                     6                 2
                                    -----------       -----------
TOTAL DEPRECIATION AND AMORTIZATION $        41                17
                                    ===========       ===========

      The decrease in depreciation and amortization expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2004 and certain equipment, which was fully depreciated in 2004.

INTEREST EXPENSE

                                                       2004     2005     CHANGE
                                                      ------   ------   -------
(IN THOUSANDS)
TOTAL INTEREST PAID, NET                              $  260        1      (259)
ACCRUED INTEREST PAID THIS PERIOD                         --       --        --
                                                      ------   ----------------
CURRENT INTEREST PAID                                    260        1      (259)
INTEREST ACCRUED                                          --       --        --
INTEREST INCLUDED IN DEBT                                206       --      (206)
AMORTIZATION OF DEFERRED FINANCING COSTS AND
ORIGINAL ISSUE DISCOUNT                                  365       15      (350)
LOSS ON EARLY EXTINGUISHMENT OF DEBT                   1,533       --     (1533)
BENEFICIAL CONVERSION EXPENSES OF JANUARY 2004 NOTES
                                                       3,991       --    (3,991)
EXPENSE OF INDUCEMENT TO CONVERT, RELATED PARTY DEBT
                                                         390       --      (390)
                                                      ------   ----------------
TOTAL INTEREST EXPENSE                                $6,745       16    (6,729)
                                                      ======   ================

      The decrease in interest expenses is principally due to the conversion of debt into preferred stock and common stock in 2004 and the payment of the senior debt facility and related party debt in connection with the March Financing described below.

PREFERRED STOCK DIVIDENDS

                                                        2004     2005
                 $ (000'S)
DIVIDENDS ACCRUED ON SERIES A PREFERRED STOCK          $   57       --
DIVIDENDS ACCRUED ON SERIES B PREFERRED STOCK               8       --
DIVIDENDS ACCRUED ON SERIES C PREFERRED STOCK              51       --
DIVIDENDS ACCRUED ON SERIES D PREFERRED STOCK              --      533
                                                       ------   ------
TOTAL DIVIDENDS DEEMED OR ACCRUED ON PREFERRED STOCK   $  115      533
                                                       ======   ======

      The increase in the accrual of preferred stock dividends for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is due to the accrual of dividends for the Series D Preferred Stock issued in March 2005, as described in the Liquidity and Capital Resources section below.

      During the second quarter of 2005, 1,180 shares of Series D Preferred Stock were converted into 2,170,202 shares of common stock and between July 1, 2005 and August 11, 2005, an additional 13,657 shares of Series D Preferred Stock and related dividends were converted into 24,959,349 shares of common stock. These conversions and future conversions, if any, will reduce the preferred stock dividend in future periods.

LOSS APPLICABLE TO COMMON STOCKHOLDERS
                                                               FROM 2004 TO 2005
                                               2004    2005    CHANGE   % CHANGE
                                               ----    ----    ------   --------
(IN THOUSANDS)
LOSS APPLICABLE TO COMMON STOCKHOLDERS      $  7,111 $  2,950   4,161    (58.5)%
                                            ======== ========  ======   ========

      Principally due to lower interest expense partially offset by lower gross profit due to decreased sales, the strategic charge, termination costs and higher preferred dividends during the three months ended June 30, 2005, our net loss applicable to common shares for the three months ended June 30, 2005 decreased $4.1 million to $3.0 million, or $0.08 per diluted share, as compared to a net loss applicable to common shares for the three months ended June 30, 2004 of $7.1 million, or $.40 per diluted share of common stock, for the three months ended June 30, 2004.

      Six months ended June 30, 2005 compared to six months ended June 30, 2004:


NET SALES
              ($000'S)                                      CHANGE FROM
                                   2004              2005   2004 TO 2005       % CHANGE
                                   ----              ----   ------------       --------
AUDIO BOOK CLUB              $    7,065        $    3,562      $   (3,503)           (49.6)%
                       ----------------------------------------------------------------------

RADIO SPIRITS
   Catalog                        1,610             1,219            (391)           (24.3)%
   Wholesale                        982               439            (543)           (55.3)%
   Continuity                       721               314            (407)           (56.5)%
                       ----------------------------------------------------------------------
                                  3,314             1,972          (1,342)           (40.5)%
                       ----------------------------------------------------------------------
MEDIABAY.COM                        106                91             (15)           (14.3)%
                       ----------------------------------------------------------------------
                             $   10,485        $    5,625      $   (4,860)           (46.4)%
                       ======================================================================


      Audio Book Club sales decreased principally due to a decrease in club membership as a result of discontinuing our advertising expenditures for new members.

      In the second quarter of 2005, we changed our negative option book club and converted to a business selling audiobooks and other audio entertainment without a negative option requirement. As a result of this change, we anticipate lower returns from our customers in future periods.

      The decrease in Radio Spirits catalog sales is principally attributable to fewer customers, as we have not incurred marketing expenditures to attract new members, and greater discounting in our catalogs. Wholesale sales of old-time radio products decreased principally due to reduced sales to our major customers. Sales of our World's Greatest Old-Time Radio continuity program decreased principally due to the lack of advertising expenditures for new customers.


COST OF SALES
(In thousands)                      2004                             2005                        FROM 2003 TO 2004
                        ------------------------------  -------------------------------- -----------------------------------
                                           AS A %                            AS A %             CHANGE           % CHANGE
                             $          OF NET SALES          $          OF NET SALES
                                        ------------                     ------------
AUDIO BOOK CLUB             $  3,224            45.6%        $  2,030             57.0%            (1,194)          (37.0)%
                        ------------------------------  -------------------------------- -----------------------------------
RADIO SPIRITS
   Catalog                       680            42.2%             556             45.6%              (124)          (18.3)%
   Wholesale                     606            61.6%             380             86.6%              (226)          (37.2)%
   Continuity                    287            39.9%             132             42.2%              (155)          (53.9)%
                        ------------------------------  -------------------------------- -----------------------------------
Total Radio Spirits            1,573            47.5%           1,068             54.2%              (505)          (32.1)%
                        ------------------------------  -------------------------------- -----------------------------------
MEDIABAY.COM                       1             0.4%              --                --                (1)         (100.0)%
                        ------------------------------  -------------------------------- -----------------------------------
COST OF SALES                  4,798                            3,098             55.1%            (1,700)          (35.4)%
COST OF SALES -
STRATEGIC CHARGES                 --               --             305              5.4%               305
                        ------------------------------  -------------------------------- -----------------------------------
                            $  4,798            45.8%        $  3,398             60.5%            (1,395)          (29.1)%
                        ==============================  ================================ ===================================


      The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 49.6% as described above. Cost of sales as a percentage of sales at Audio Book Club for the six months ended June 30, 2005 was 57.0%, compared to 45.6% for the same period in 2004. The increase in cost of sales as a percentage of sales is principally due to an increase in product costs as a percentage of sales since a smaller active membership required us to purchase finished goods from publishers rather than the licensing and manufacturing of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers, higher sales of unabridged and CD titles with higher costs and higher manufacturing costs due to lower volumes and to a lesser extent an increase in fulfillment costs as a percentage of sales since the fixed portion of our third party fulfillment costs is allocated to a smaller active membership.

      Cost of catalog sales increased as a percentage of sales to 45.6% for the six months ended June 30, 2005 as compared to 42.2% for the six months ended June 30, 2004 principally due to sales of lower cost items with lower margins, increased discounting in the catalogs to sell older inventory and higher royalty costs as a percentage of the lower sales volume due to the fixed portion of royalty advances. The cost of wholesale sales as percentage of sales increased to 86.6% for the six months ended June 30, 2005 as compared to 61.6% for the six months ended June 30, 2004 principally due to a greater portion of fixed costs (allocated obsolescence and product development costs, the fixed cost of warehousing and fulfillment and royalty advances) in relation to the lower sales volume. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales increased to 42.2% from 39.9% principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

      In the second quarter of 2005, we changed our negative option book club and converted to a business selling audiobooks and other audio entertainment without a negative option requirement. We have moved our warehouse and fulfillment operations to a facility which also provides products and accordingly we have changed from licensing and manufacturing many of its audiobook titles to buying on a wholesale basis and accordingly we recorded a $305 write-down of royalty advances to what we believe is net realizable value at June 30, 2005. Under our new buying arrangement we are buying products at a fixed percentage off of manufacturer's suggested retail price. In addition we will be incurring certain fixed fulfillment charges. The cost of the new arrangement will be dependent on future sales volume.

ADVERTISING AND PROMOTION

(In thousands)                                    FROM 2004 TO 2005
                                                   ---------------
                                         2004       2005    CHANGE   % CHANGE
                                       -------     ------   ------   --------
AUDIO BOOK CLUB
    New Member                         $   274     $   --   $  (274)  100.0%
   Current Member                          632        234      (398)  (63.0)%
                                       --------------------------------------
Total Audio Book Club                      906        234      (672)  (74.2)%
                                       --------------------------------------
RADIO SPIRITS
   Catalog                                 341        380        39    11.4%
   Wholesale                                11         27        16   145.5%
   Continuity                                6         --        (6)  100.0%
                                       --------------------------------------
Total Radio Spirits                        358        407        49    13.7%
                                       --------------------------------------

NEW PROJECTS                                14        132       118   842.9%
                                       --------------------------------------
TOTAL SPENDING                           1,278        773      (505)  (39.5)%

AMOUNT CAPITALIZED                        (245)        --       245  (100.0)%
AMOUNT AMORTIZED                         1,595         14    (1,581)  (99.2)%
                                       --------------------------------------
ADVERTISING AND PROMOTION EXPENSE      $ 2,627        787   $(1,840)  (70.1)%
                                       ======================================

      Advertising and promotion expenses decreased $1.8 million to $787,000 for the six months ended June 30, 2005 as compared to $2.6 million in the prior comparable period, principally due to lower amortization of deferred member acquisition costs. In the fourth quarter of 2004, based on the change in our strategy, described above, we determined that the future net revenue from our Audio Book Club would not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly, we wrote-off the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense in 2004 and lower expense in 2005. The decrease in spending was due to the lack of new member marketing for Audio Book Club new members due to our change in strategy as described above and decreased advertising to existing members due to the reduction in Audio Book Club membership because of member attrition with no marketing to replace leaving members. During the three months ended June 30, 2005 we incurred $132,000 related to new projects, principally marketing tests related to the download business.


GENERAL AND ADMINISTRATIVE
                                      2004                             2005                     FROM 2004 TO 2005
                          -----------------------------   ------------------------------   -------------------------
(In thousands)                               As a %                            As a %
                               $         Of Net Sales          $           Of Net Sales         Change     % Change
                          -----------    --------------   ------------   ---------------   -----------     ---------
AUDIO BOOK CLUB               $ 1,825             25.8%       $  1,030              28.9%        (795)         (43.6)%

RADIO SPIRITS                     483             14.6%            631              32.0%          148           30.6%

MEDIABAY.COM                      322            303.8%            366             402.2%           44           13.7%

CORPORATE                         842                            1,561                             719           85.4%
                          -----------    --------------   ------------   ---------------   -----------     ---------
                              $ 3,473             33.1%       $  3,588              63.8%          115            3.3%
                          ===========    ==============   ============   ===============   ===========     ==========

      The increase in general and administrative expenses of $115,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is principally due to increases in payroll and related costs, public and investor relations (including directors fees), travel and entertainment and legal and accounting fees, partially offset by lower bad debt expense. The principal reason for the decline in bad debt expense at Audio Book Club was lower bad debts from remaining core Audio Book Club members who historically have been good paying customers. The increase in payroll was mainly attributable to various bonuses paid in the second quarter of 2005 and the hiring, retention and promotion of key employees. The increase in investor and public relations costs was attributable to fees paid to directors in the second quarter of 2005, as well as an increase in public relations activity related to the download strategy. The increase in travel and entertainment relates mainly to business development travel in the implementation of the new strategy. The increase in legal fees is related to the implementation of the new download strategy and the increase in accounting fees is related to complying with the new requirements of Sarbanes-Oxley.

TERMINATION COSTS


(In thousands)               2004                   2005
                        ---------------       ---------------
TERMINATION COSTS       $            --       $           697
                        ===============       ===============

      In the second quarter of 2005, the employment of one senior executive who had an employment agreement was terminated and the employment of several employees, one of which had an employment agreement, was also terminated. We agreed to make aggregate settlement payments totaling $697,000 payable through March 2006.

DEPRECIATION AND AMORTIZATION
                                              2004          2005
                                          -----------   -----------
(In thousands)
DEPRECIATION
AUDIO BOOK CLUB                           $        50            25
RADIO SPIRITS                                      18            14
                                          -----------   -----------
TOTAL DEPRECIATION                                 68            39

AMORTIZATION
CORPORATE                                          19             4
                                          -----------   -----------
TOTAL DEPRECIATION AND AMORTIZATION       $        88            43
                                          ===========   ===========

      The decrease in depreciation and amortization expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2004 and certain equipment, which was fully depreciated in 2004.

INTEREST EXPENSE

                                             2004           2005       CHANGE
                                          -----------   -----------  ----------
(IN THOUSANDS)
TOTAL INTEREST PAID                       $       533         2,009       1,476
ACCRUED INTEREST PAID THIS PERIOD                  74         1,599       1,525
                                          -----------   -----------------------
CURRENT INTEREST PAID                             459           410         (49)
INTEREST INCLUDED IN DEBT                         436            81        (355)
AMORTIZATION OF DEFERRED FINANCING
 COSTS AND ORIGINAL ISSUE DISCOUNT                790            60        (730)
LOSS ON EARLY EXTINGUISHMENT OF DEBT            1,533           579        (954)
BENEFICIAL CONVERSION EXPENSES OF
  JANUARY 2004 NOTES                            3,991            --      (3,991)
EXPENSE OF INDUCEMENT TO CONVERT,
  RELATED PARTY DEBT                              390                      (390)
                                          -----------   -----------------------
TOTAL INTEREST EXPENSE                    $     7,599         1,130      (6,469)
                                          ===========   =======================

      The decrease in interest expenses is principally due to the conversion of debt into preferred stock and common stock in 2004 and the payment of the senior debt facility and related party debt in connection with the March Financing described below.

PREFERRED STOCK DIVIDENDS

                                                            2004        2005
IN THOUSANDS                                            -----------  ----------
DIVIDENDS ACCRUED ON SERIES A PREFERRED STOCK           $       114          51
DIVIDENDS ACCRUED ON SERIES B PREFERRED STOCK                    15           1
DIVIDENDS ACCRUED ON SERIES C PREFERRED STOCK                    50         100
DIVIDENDS ACCRUED ON SERIES D PREFERRED STOCK                    --         586
DEEMED DIVIDEND FOR BENEFICIAL CONVERSION FEATURE OF
  SERIES D PREFERRED STOCK                                       --      17,423
                                                        -----------  ----------
TOTAL DIVIDENDS DEEMED OR ACCRUED ON PREFERRED STOCK    $       179      18,161
                                                        ===========  ==========

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

      The increase in the accrual of preferred stock dividends for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is due to the accrual of dividends for the Series D Preferred Stock issued in March 2005, as described in the Liquidity and Capital Resources section below.

      During the second quarter of 2005, 1,180 shares of Series D Preferred Stock were converted into common stock and between July 1, 2005 and August 11, 2005 an additional 13,657 shares of Series D Preferred Stock were converted into common stock. These conversions and future conversions, if any, will reduce the preferred stock dividend in future periods.

LOSS APPLICABLE TO COMMON STOCKHOLDERS

                                                                       FROM 2004 TO 2005
                                                                     ----------------------
                                             2004           2005       CHANGE     % CHANGE
                                          -----------   -----------  ----------  ----------
(IN THOUSANDS)
LOSS APPLICABLE TO COMMON STOCKHOLDERS    $     8,279        22,184      13,905       168.0%
                                          ===========   ===========  ==========  ==========

      Principally due to the deemed dividend for beneficial conversion of Series D Preferred Stock of $17,423, lower sales and a loss on early extinguishment of debt of $579 the strategic charge, termination costs and higher preferred dividends, partially offset by lower advertising expenses as described above, our net loss applicable to common shares for the six months ended June 30, 2005 increased $14.0 million to $22.2 million, or $0.73 per diluted share, as compared to a net loss applicable to common shares for the six months ended June 30, 2005 of $8.3 million, or $.54 per diluted share of common stock, for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, we had cash on hand of $14.3 million, which is substantially greater than the $3.1 million cash on hand at June 30, 2004, as a result of the March 2005 financing described below. We believe that we have sufficient cash to operate the business for a minimum of twelve months.

      March 2005 Equity Financing
      On March 23, 2005, pursuant to an agreement executed on March 21, 2005, we issued an aggregate of (a) 35,900 shares (the "Offering Shares") of our Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 65,272,273 of our common stock, (b) 32,636,364 five-year common stock purchase warrants (the "Offering Warrants") and (c) preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to us of $8.975 million, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 8,159,091 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35.9 million (the "March Financing").

      Immediately prior to the March Financing, holders of a majority of our voting securities approved by written consent (the "Shareholder Consent") (a) an amendment to our Articles of Incorporation, increasing the number of our authorized shares of the common stock ("Common Stock") from 150,000,000 to 300,000,000, (b) a change of control which may occur as a result of the Financing, and (c) our issuance, in connection with the transactions contemplated by the Financing documents, of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding immediately prior to the Financing.

      While such actions were approved by a majority of our shareholders prior to the financing, we ere not permitted to effect them until we satisfied certain information requirements to our shareholders not party to the Shareholder Consent. As a result, the Shareholder Consent did not become effective until May 3, 2005.

      The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $0.55 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at our option, subject to satisfaction of certain conditions, commencing June 10, 2005, which is 30 days following the effective date of the registration statement registering the common shares underlying the Series D Preferred Stock. Under certain limited circumstances within our control, the holders will also have the right to require us to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at our option, subject to satisfaction of certain conditions, in shares of Common Stock ("Dividend
Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, we may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least two thirds of the Preferred Shares then outstanding.

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

      The Over-Allotment Warrants are exercisable until August 9, 2005 for the purchase of Additional Shares and Additional Warrants, at an exercise price equal to the Stated Value of the Additional Shares purchased, with the purchase of each Additional Share including an Additional Warrant exercisable for a number of Warrant Shares equal to 50% of the Conversion Shares underlying such Additional Share.

      As part of the March Financing, Forest Hill Select Fund L.P. and related entities (the "Forest Hill Entities") exchanged the 1.8 million shares of Common Stock and 400,000 October Warrants previously purchased by them in October 2004 for $900,000 of the Offering Securities.

      In connection with the March Financing, we also entered into an agreement (the "Herrick Agreement") with Herrick and Huntingdon (collectively, the "Herrick Entities"), pursuant to which, concurrently with the March Financing:

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

      We received $35 million of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900,000 of the purchase price) in the March Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the March Financing for which it received compensation from us of $2,625,000 plus a five-year warrant to purchase 7,159,091 shares of Common Stock at an exercise price of $0.69 per share, the market price of our common stock on March 21, 2005, commencing on May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from us with respect to the Financing in the amount of $175,000. In addition, we issued to Satellite Strategic Finance Associates, LLC and Satellite Finance Partners. Ltd., investors in the Financing, warrants to purchase an aggregate of 250,000 shares of our common stock (identical to the Warrants), and reimbursed them $55,000 for expenses, for consulting services rendered by it in connection with the Financing. We also incurred legal, accounting and other costs of $617,000.

      Concurrently with the March Financing, we repaid from net March Financing proceeds all of the principal and accrued and unpaid interest due on our outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9.4 million. We reported a loss on early extinguishment of debt of $579,000 in the first quarter of 2005 to reflect the write-off of unamortized finance charges related to the repayment of this debt.

      We used approximately $2,271,000 of the proceeds from the Financing to pay all accrued and unpaid interest to the Herrick Entities on convertible notes and the Series A Preferred Stock and Series C Preferred Stock.

      As of August 11, 2005, 14,837 shares of Series D preferred Stock have been converted into 27,129,551 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

      On August 9, 2005, the period to exercise warrants to purchase additional shares of the Series D Preferred Stock granted to the investors in the March sale of Series D Convertible Preferred Stock was extended to November 9, 2005.

      Activity during the six months ended June 30, 2005.
      For the six months ended June 30, 2005, cash increased by $11.2 million, as we had net cash used in operating activities of $2.2 million, used net cash of $580,000 in investing activities and had cash provided by financing activities of $14.0 million. Net cash used in operating activities principally consisted of the net loss of $22.2 million and increases in prepaid expenses of $194,000 partially offset by the non-cash charges consisting of the deemed dividend for beneficial conversion feature of Series D preferred Stock of $17.4 million, the loss on early extinguishment of debt of $579,000, depreciation and amortization expenses of $43,000, amortization of deferred financing costs and original issue discount of $210,000, non-current accrued interest and dividends payable of $306,000; as well as decreases in accounts receivable, inventory and royalty advances of $631,000, 132,000 and 99,000, and increases in accounts payable and accrued expenses of $687,000.

      The decreases in accounts receivable and inventory are primarily attributable the reduction in sales as described above. The increase in prepaid expenses is principally due to the timing of payments of marketing costs and other costs related to the download business and certain Radio Spirit's catalog costs. The increase in accounts payable and accrued expenses is principally due to the accrual for preferred dividends on the Series D Preferred Stock and termination costs. The decrease in royalty advances relates to the change in strategy for our Audio Book Club, as we are no longer licensing and manufacturing products as described above.

      Net cash used in investing activities consists of acquisition of fixed assets of $580,000, principally computer equipment and the cost of the development of the new websites offering downloadable audio.

      During the six months ended June 30, 2005, we received net cash proceeds of the sale of Series D Preferred Stock of $31.5 million, as described above, repaid debt in the amount of $9.4 million, repaid accrued interest, dividends and fees relating to the debt of $2.4 million and redeemed Series A and Series C Preferred Stock in the amount of $5.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. The Company does not anticipate an impact from the adoption of this statement.

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

ACCOUNTING CHANGES AND ERROR CORRECTIONS

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

CERTAIN TRANSACTIONS

      In addition to the transactions described above with the Herrick Entities and the Forest Hill entities, as of March 31, 2005, we owed to Norton Herrick, and his affiliates $31,410 for reimbursement of certain expenses and services incurred in prior years. From December 31, 2004 through June 30, 2005, we paid Herrick a total of $284,000, and have agreed to pay Herrick the remaining $31,410 on August 1, 2005.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

      The Company has no exposure to market risk for changes in interest rates. The Company has total debt outstanding as of August 11, 2005 of $652,000, all of which is at fixed rates. Changes in the prime rate or LIBOR would not have an impact on our fair values, cash flows, or earnings for the six months ended June 30, 2005.

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

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended June 30, 2005 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5: OTHER INFORMATION

      On August 9, 2005, the period to exercise warrants to purchase additional shares of the Series D Preferred Stock granted to the investors in the March sale of Series D Convertible Preferred Stock was extended to November 9, 2005.

ITEM 6: EXHIBITS

      Exhibits

            10.1 Form of 2004 Stock Incentive Plan Non-Qualified Stock Option Agreement for Officers

            10.2 Form of 2004 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors

            31.1        Chief  Executive  Officer   Certification   Pursuant  to
                        Section 302 of the Sarbanes-Oxley Act of 2002

            31.2        Chief  Financial  Officer   Certification   Pursuant  to
                        Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Jeffrey Dittus, Chief Executive Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Robert Toro, Chief Financial Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaBay, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MEDIABAY, INC.


Dated:   August 15, 2005                  By: /s/ Jeffrey Dittus
                                              ----------------------------------
                                              Jeffrey Dittus
                                              Chief Executive Officer


Dated    August 15, 2005                  By: /s/ Robert Toro
                                              ----------------------------------
                                              Robert Toro
                                              Chief Financial Officer
                                             (principal accounting and financial
                                              officer)