Form 10-Q
period 2005-09-30
MEDIABAY INC
filed 2005-11-14
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

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

Yes    X      No
     -----        -----

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practical date.

As of November 10, 2005, there were 10,439,284 shares of the Registrant's Common Stock outstanding.

                                 MEDIABAY, INC.
                        Quarter ended September 30, 2005
                                    Form 10-Q

                                      Index
                                                                                    Page
PART I:  Financial Information
Item 1:  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at September 30, 2005
         and December 31, 2004, (unaudited)                                          3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2005 and 2004, (unaudited)        4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2005 and 2004, (unaudited)                       5

         Notes to Condensed Consolidated Financial Statements (unaudited)            6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  19

Item 3:  Quantitative and Qualitative Disclosures of Market Risk                    38

Item 4:  Controls and Procedures                                                    38


PART II: Other Information

Item 5:  Other Information                                                          39

Item 6:  Exhibits                                                                   39

         Signatures                                                                 39

                          PART I: FINANCIAL INFORMATION

  Item 1: Financial Statements

                                 MEDIABAY, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            September 30,   December 31,
                                                                                                2005           2004
                                                                                              ---------      ---------
                                                Assets
Current Assets:
    Cash and cash equivalents                                                                 $  10,362      $   3,122

    Accounts receivable, net of allowances for sales returns and doubtful accounts of
       $1,638 and $2,708 at September 30, 2005 and December 31, 2004, respectively                  696          1,285
    Inventory                                                                                       937          1,530
    Prepaid expenses and other current assets                                                       268            199
    Royalty advances                                                                                382            489
                                                                                              ---------      ---------
        Total current assets                                                                     12,646          6,625

Fixed assets, net                                                                                 1,398            243
Other intangibles                                                                                    44             50
Goodwill                                                                                          9,658          9,658
                                                                                              ---------      ---------
                                                                                              $  23,745      $  16,576
                                                                                              =========      =========

                           Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                                     $   4,334      $   5,361
    Accounts payable, related party                                                                --              315
    Short-term debt, net of original issue discount of $53 at September 30, 2005 and $54
       December 31, 2004, respectively                                                               31             29
    Preferred dividends payable                                                                     319           --
    Current portion of long-term debt                                                              --              200
                                                                                              ---------      ---------
        Total current liabilities                                                                 4,684          5,905
                                                                                              ---------      ---------
Long-term debt, net of original issue discount of $126 and $908 at September 30, 2005 and
December 31, 2004                                                                                   615          9,102

Related party long-term debt including accrued interest                                            --            7,750
                                                                                              ---------      ---------
        Total liabilities                                                                         5,299         22,757
                                                                                              ---------      ---------


Commitments and Contingencies                                                                      --             --
Preferred  stock,  no par  value,  authorized  5,000,000 shares; no shares of Series A outstanding at September 30, 2005 and 25,000 shares of Series A outstanding at December 31, 2004; 200 shares of Series B issued and outstanding at September 30, 2005 and December 31, 2004; no shares of
    Series C issued and outstanding at September 30, 2005 and 43,527 shares of Series C issued and outstanding at December 31, 2004; and
    21,063 shares of Series D issued and outstanding at September 30, 2005 and no
    shares of Series D issued and outstanding at December 31, 2004                               11,502          6,873
Common stock, no par value, authorized 300,000,000, issued and outstanding 10,439,284 as of September 30, 2005; and authorized 150,000,000 shares, issued and outstanding
    4,140,663 at December 31, 2004                                                              121,432        101,966
Contributed capital                                                                              42,638         17,682
Accumulated deficit                                                                            (157,126)      (132,702)
                                                                                              ---------      ---------
Total stockholders' equity (deficit)                                                             18,446         (6,181)
                                                                                              ---------      ---------
                                                                                              $  23,745      $  16,576
                                                                                              =========      =========

     See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                              Three months ended          Nine months ended
                                                                 September 30,               September 30,
                                                            ----------------------      ----------------------
                                                              2005          2004          2005          2004
                                                            --------      --------      --------      --------
Sales, net of returns, discounts and allowances of $124
       and $983 and $1,554 and $4,286 for the three and
       nine months ended September 30, 2005 and 2004,
       respectively                                         $  1,387      $  3,849      $  7,012      $ 14,334
Cost of sales                                                  1,002         1,875         4,101         6,672
Cost of sales - strategic charges                               --           2,100           305         2,100
                                                            --------      --------      --------      --------
     Gross profit                                                385          (126)        2,606         5,562
Expenses:
     Advertising and promotion                                   478         1,131         1,265         3,758
     General and administrative                                1,708         1,559         5,295         5,301
     Termination charges                                        --            --             697          --
     Depreciation and amortization                                15            28            58           116
                                                            --------      --------      --------      --------
         Operating loss                                       (1,816)       (2,844)       (4,709)       (3,343)
Interest income                                                   92          --             167          --
Interest expense                                                 126           741           752         6,808
Loss on early extinguishment of debt                            --            --             579         1,532
                                                            --------      --------      --------      --------
         Loss before income taxes                             (1,850)       (3,585)       (5,873)      (11,691)
Income tax expense                                              --            --            --            --
                                                            --------      --------      --------      --------
         Net loss                                             (1,850)       (3,585)       (5,873)      (11,691)
Dividends on preferred stock                                     390           199         1,127           378
Deemed dividend on beneficial conversion of
             Series D Preferred Stock                           --            --          17,423          --
                                                            --------      --------      --------      --------
         Net loss applicable to common shares               $ (2,240)     $ (3,784)     $(24,423)     $(12,061)
                                                            ========      ========      ========      ========

Basic and diluted loss applicable to common shares
per common share:                                           $  (0.25)     $  (1.23)     $  (3.82)     $  (4.40)
                                                            ========      ========      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                                 MEDIABAY, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                  (Unaudited)
                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                              2005          2004
                                                                                            --------      --------

Cash flows used in operating activities:
    Net loss applicable to common shares                                                    $(24,423)     $(12,061)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Deemed dividend on beneficial conversion of
      Series D Preferred Stock                                                                17,423          --
      Loss on extinguishment of debt                                                             579         1,532
      Non-current accrued interest and dividends payable                                         306         1,090
      Amortization of deferred financing costs and original issue discount                       225         1,060
      Depreciation and amortization                                                               58           116
        Cost of sales - strategic charges                                                        305         2,100
      Payment of accrued dividends through issuance of common stock                               85          --
      Amortization of deferred member acquisition costs                                           16         2,203
      Non-cash beneficial conversion charge included in interest expense                        --           3,991
      Expense of inducement to convert                                                          --             391
      Non-cash stock compensation                                                               --              82
        Changes in asset and liability accounts, net of strategic charges:
         Decrease in accounts receivable, net                                                    811         1,977
         Increase in inventory                                                                   593            62
         Increase in prepaid expenses                                                           (121)          (40)
         Decrease (increase) in royalty advances                                                 108          (790)
         Increase in deferred member acquisition costs                                          --            (339)
         Decrease in accounts payable, accrued expenses and preferred dividends payable       (1,515)       (5,656)
                                                                                            --------      --------
                  Net cash used in operating activities                                       (5,550)       (4,282)
                                                                                            --------      --------
Cash flows used in investing activities:
        Acquisition of fixed assets, including website development costs                      (1,207)          (77)
          Acquisition of intanglible assets                                                     --             (20)
                                                                                            --------      --------
                  Net cash used in investing activities                                       (1,207)          (97)
                                                                                            --------      --------
Cash flows from financing activities:
        Net proceeds from issuance of preferred stock                                         31,488          --
        Proceeds from issuance of long-term debt                                                --          13,500
        Proceeds from exercise of stock options                                                   40             1
        Payment of long-term debt                                                            (11,742)       (5,988)
        Redemption of Series A and Series C Preferred Stock                                   (5,789)         --
        Increase in deferred financing costs                                                    --          (2,071)
                                                                                            --------      --------
                  Net cash provided by financing activities                                   13,997         5,442
                                                                                            --------      --------
Net increase in cash and cash equivalents                                                      7,240         1,063
Cash and cash equivalents at beginning of period                                               3,122           683
                                                                                            --------      --------
Cash and cash equivalents at end of period                                                  $ 10,362      $  1,746
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

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

(1) Organization

      MediaBay, Inc. ("MediaBay" or "the Company") is a Florida corporation formed on August 16, 1993. The Company is a digital media, marketing and publishing company specializing in spoken audio entertainment.

      Today, the Company has two principal content libraries: (1) Audiobooks which it sells via digital download and on CD and cassette through Soundsgood.com, the Audio Book Club and third-party websites; and (2) an archive of the history of American radio which it produces and sells on CD and cassettes through its catalog, a mail order-based continuity program, retail outlets, its on-line download subscription service and third-party websites. The Company broadcasts its radio programs through a syndicated radio show on 200 commercial stations across the United States, as well as its 24-hour Radio Classics channels on Sirius and XM Satellite Radio.




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

      SOP 93-7 requires that the realizability of the amounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. At September 30, 2005, we had no direct-response advertising reported as assets, since we have determined that probable future benefits from any direct advertising we have incurred would not exceed the amounts expended.

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

Revenue Recognition

      During the nine months ended September 30, 2005 and September 30, 2004, the Company derived its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail and the Internet. The Company also sold classic radio shows to retailers either directly or through distributors. The Company derived additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derived a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company or directly from the broadcaster. Allowances for future returns are based upon historical experience and evaluation of current trends.

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

Stock-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the three months ended September 30, 2005 and 2004 would have been as follows:

                                                                  Three Months Ended             Nine months Ended
                                                                      September 30,                 September 30,
                                                               -------------------------      ----------------------
                                                                  2005            2004          2005          2004
                                                               -----------      --------      --------      --------
Net loss applicable to common shares, as reported              $ ( 2,240)       $ (3,784)     $(24,423)     $(12,061)

Add: Stock-based employee compensation expense included in
      reported net loss applicable to common shares, net
      of related tax effects                                          --            --            --            --

Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                              --            (206)         (755)       (1,828)
                                                               -----------      --------      --------      --------

Pro forma net loss applicable to common shares                 $    (2,240)     $ (3,990)     $(25,178)     $(13,889)
                                                               ===========      ========      ========      ========


Net loss per share

Basic and diluted - as reported                                $     (0.25)     $  (1.23)     $  (3.82)     $  (4.40)
                                                               ===========      ========      ========      ========

Basic and diluted - pro forma                                  $     (0.25)     $  (1.30)     $  (3.93)     $  (4.69)
                                                               ===========      ========      ========      ========

      No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

                                     No. of     Exercise     Assumed       Risk-free       Fair Value per
                Date                 Shares      Price      Volatility    Interest Rate         Share
                ----                 ------      -----      ----------    -------------         ------
       First Nine months 2004        601,250     $5.52          97%           4.00%              $.51

       First Nine months 2005        801,667     $3.54          41%           3.35%              $.96


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

      The Company amortizes other intangible assets over their estimated useful lives. Amortization expense for other intangible assets was $6 and $30 for the nine months ended September 30, 2005 and 2004, respectively. The Company estimates intangible amortization expenses of $8 in 2005:

      The following table presents details of Other Intangibles at September 30, 2005 and December 31, 2004:


                                  September 30, 2005               December 31, 2004
                            ----------------------------    ------------------------------
                                     Accumulated                     Accumulated
                             Cost   Amortization    Net       Cost   Amortization   Net
                            ------  ------------  ------    -------  ------------  -------
Mailing Agreements          $  592     $  592     $ --       $  592     $  592     $ --
Customer Lists               4,380      4,380       --        4,380      4,380       --
Non-Compete Agreements         313        294         19        313        288         25
Other                           25       --           25         25       --           25
                            ------     ------     ------     ------     ------     ------
Total Other Intangibles     $5,310     $5,266     $   44     $5,310     $5,260     $   50
                            ======     ======     ======     ======     ======     ======

      Goodwill of $9,658 as of September 30, 2005 and December 31, 2004 is attributable to the Company's Radio Spirits business. The Company conducted its annual impairment test for 2004 in January 2005, utilizing the services of an independent appraiser, which did not result in an impairment loss. Any future impairment losses incurred will be reported in operating results.



(4) Debt

                                                               As of
                                                    September 30,  December 31,
                                                         2005         2004
                                                      ---------     ---------
Credit agreement, senior secured debt,
     net of original issue discount                   $   --        $  8,661
Premier debt, net of original issue discount               646           670
Related party notes and related accrued interest,
     net of original issue discount                       --           7,750
                                                      ---------     ---------
Total debt                                                 646        17,081
         Less: current portion                             (31)         (229)
                                                      ---------     ---------
Long-term debt                                        $    615      $ 16,852
                                                      =========     =========


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

      Also in connection with the March Financing, the Company entered into an agreement (the "Herrick Agreement") with the Herrick Entities, described below (the "Herrick Agreement"). Pursuant to the Herrick Agreement, concurrently with the Financing, among other actions, all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities were converted into an aggregate of approximately 1.7 million shares of Common Stock, at their stated conversion rate of $3.36 per share.

      The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest dividends due to them in the amount $2,271.

(5) Stockholders' Equity and Stock Options and Warrants

         The following table presents information regarding the Company's outstanding preferred stock at September 30, 2005 and December 31, 2004:

                                                                                  As of
                                                                        September 30, December 31,
                                                                             2005        2004
                                                                           -------     -------
Series A Convertible Preferred Stock                                       $  --       $ 2,500
Series B Convertible Preferred Stock                                            20          20
Series C Convertible Preferred Stock                                          --         4,353
Series D Convertible  Preferred Stock, total outstanding at September
     30, 2005 $21,063, net of cash fees and expenses of $2,048;  value
     ascribed to investors' and advisors' warrants of $7,533                11,482        --
                                                                           -------     -------
Total Preferred Stock                                                      $11,502     $ 6,873
                                                                           =======     =======

March 2005 Sale of Series D Convertible Preferred Stock and Warrants

      On March 21, 2005, the Company agreed to issue an aggregate of (a) 35,900 shares (the "Offering Shares") of its Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 10,878,788 shares of the Company's common stock, (b) 5,439,394 five-year common stock purchase warrants (the "Offering Warrants"), valued at $10,852 using an accepted valuation method and (c) preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to the Company of $8,975, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 1,359,849 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35,900 (the "Financing").

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

      The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $3.30 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at the option of the Company, subject to its satisfaction of certain conditions, commencing June 10, 2005, which is 30 days after May 11, 2005, the effective date of the registration statement registering the shares underlying the Series D Preferred Stock. Under certain circumstances under the control of the Company, the holders will also have the right to require the Company to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at the Company's option, subject to its satisfaction of certain conditions, in shares of

Common Stock ("Dividend Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, the Company may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least two-thirds of the Preferred Shares then outstanding.

      Each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $3.36 per share for a period of five years commencing September 23, 2005, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the exercise price. In addition, once exercisable, the Warrants permit cashless exercises during any period when the Warrant Shares are not covered by an effective resale registration statement.

      The Over-Allotment Warrants are exercisable until February 9, 2006 for the purchase of Additional Shares and Additional Warrants, at an exercise price equal to the Stated Value of the Additional Shares purchased, with the purchase of each Additional Share including an Additional Warrant exercisable for a number of Warrant Shares equal to 50% of the Conversion Shares underlying such Additional Share.

      As part of the Financing, the Forest Hill Select Fund L.P. and related entities (the "Forest Hill Entities") exchanged 300,000 shares of Common Stock and 66,667 common stock warrants previously purchased by them from the Company in October 2004 for $900 of the Offering Securities. The Forest Hill Entities also purchased $1,000 of the Offering Securities. The Company included an additional 19,841 shares of Common Stock, as well as 8,333 shares of Common Stock underlying certain additional warrants, already beneficially owned and retained by Forest Hill Capital, for resale in the registration statement declared effective May 11, 2005.

      In connection with the Financing, the Company also entered into an agreement with Norton Herrick and certain of his affiliates (the "Herrick Entities") pursuant to which, concurrently with the Financing:

      o all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities (the "Herrick Notes") and 10,684 of their shares of the Series A Convertible Preferred Stock of the Company ("Series A Preferred") were converted into an aggregate of approximately 2.03 million shares of Common Stock (the "Herrick Shares"), at their stated conversion rate of $3.36 per share;

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

      The Company received $35,000 of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900 of the purchase price) in the Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from the Company of $2,625 plus a five-year warrant (the "Merriman Warrant") to purchase 1,193,182 shares of Common Stock at an exercise price of $4.14 per share commencing upon May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from the Company with respect to the Financing in the amount of $175. In addition, the Company issued to Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., investors in the Financing, warrants to purchase an aggregate of 41,667 shares of Common Stock (identical to the Warrants), and reimbursed them $55 for expenses, for consulting services rendered by it in connection with the Financing. The Company incurred cash fees and expenses including fees paid to advisors of $3,512. Warrants issued to advisors were valued at $1,986 using an accepted valuation method.

      The Preferred Shares are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $3.30 per Conversion Share and each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $3.36 per share. The market price for the Company's common stock at March 21, 2005 was $4.14. The Company recorded as dividends an amount of $17,423 to reflect the value of the deemed dividend for beneficial conversion feature of Series D Preferred Stock.

      As of September 30, 2005, 14,837 shares of Series D Preferred Stock plus accrued dividends thereon were converted into 4,521,599 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

Stock Options and Warrants

      From January 1, 2005 to September 30, 2005, the Company issued options to purchase 801,667 shares of its common stock to employees, officers, directors and consultants under its stock incentive plans. From January 1, 2005 to September 30, 2005, options to purchase 62,280 shares of its common stock were either cancelled or expired. The Company issued non-plan warrants to purchase 6,674,243 shares of its common stock in connection with the Financing described above. During the nine months ended September 30, 2005, the Company cancelled non-plan warrants to purchase 76,667 shares of its common stock.


(6) Cost of Goods Sold - Strategic Charges

      In the second quarter of 2005, the Company changed its negative option book club and converted to a business selling audiobooks and other audio entertainment without a negative option requirement. The Company has moved its warehouse and fulfillment operations to a facility which also provides products and accordingly the Company has changed from licensing and manufacturing many of its audiobook titles to buying on a wholesale basis and accordingly has recorded a $305 write-down of royalty advances to what the Company believes is net realizable value at September 30, 2005.

      The Company recorded $2,100 of strategic charges for the three months ended September 30, 2004. These charges include: $1,000 of inventory written down to net realizable value due to a reduction in Audio Book Club members and the Company's new focus on delivering spoken word products via downloads and

$1,100 of write-downs to royalty advances paid to audiobook publishers and other license holders, which the Company does not believe will be recoverable due to its new focus on delivering spoken word products via downloads.


(7) Supplemental Cash Flow Information

      No cash has been expended for income taxes for the nine months ended September 30, 2005 and 2004. Cash paid for interest expense was $2,015 and $536 for the nine months ended September 30, 2005 and 2004, respectively.


The Company had the following non-cash activities for the nine months ended September 30, 2005:

                                                                                         2005
                                                                                       -------
Conversions of subordinated notes into common stock                                    $ 5,784
Conversion of preferred shares into common stock                                       $14,837
Conversion of common shares and warrants into preferred stock and warrants sold in
     the Financing                                                                     $   900
Issuance of warrants in connection with the Financing                                  $12,838


(8) Net Loss Per Share of Common Stock

      Basic (loss) earnings per share was computed using the weighted average number of common shares outstanding for the three and nine months ended September 30, 2005 of 8,989,725 and 6,400,211, respectively and for the three and nine months ended September 30, 2004 of 3,077,271 and 2,738,765.

      For the three months ended September 30, 2005 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 49,019 common equivalent shares, as calculated under the treasury stock method and 7,820,544 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Dividends on the convertible preferred stock added back to net income applicable to common stockholders would have been $390 for the three months ended September 30, 2005.

      For the nine months ended September 30, 2005 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 780,501 common equivalent shares, as calculated under the treasury stock method and 8,635,463 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $1,303 for the nine months ended September 30, 2005.

      For the three months ended September 30, 2004 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 4,170 common equivalent shares, as calculated under the treasury stock method and 4,001,458 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $378 for the three months ended September 30, 2004.

      For the nine months ended September 30, 2004 common equivalent shares which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 146,156 common equivalent shares, as calculated under the treasury stock method and 3,257,112 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the "if-converted method". Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net income applicable to common stockholders would have been $786 for the nine months ended September 30, 2004.

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

Segment Reporting

Three Months Ended September 30, 2005

                                                  Corporate        ABC          RSI         Mbay.com    Inter-segment   Total
                                                 ----------     ---------     --------      --------    -------------   -----
Sales, net of returns, discounts and
allowances                                        $   --        $    531      $    815      $     41      $   --        $  1,387
Operating (loss) profit before depreciation
and amortization                                      (742)         (781)         (124)         (154)         --          (1,801)
Depreciation and amortization                            2            10             3          --            --              15
Interest (income)
Interest expense, net                                  (34)         --            --            --            --             (34)
Dividends on preferred stock                          (390)         --            --            --            --            (390)
Net income (loss) applicable to common shares       (1,168)         (791)         (127)         (154)         --          (2,240)
Total assets                                          --          10,850        12,932             9           (46)       23,745
Acquisition of fixed assets                           --             627          --            --            --             627

Three Months Ended September 30, 2004

                                                  Corporate        ABC          RSI         Mbay.com    Inter-segment   Total
                                                 ----------     ---------     --------      --------    -------------   -----
Sales, net of returns, discounts and
allowances                                        $   --        $  2,654      $  1,154      $     52      $    (11)     $  3,849
Operating (loss) profit before depreciation
and amortization                                      (353)       (2,103)         (270)          (99)            9        (2,816)
Depreciation and amortization                            2            17             9          --            --              28
Interest expense, net                                 (740)         --              (1)         --            --            (741)
Dividends on preferred stock                          (199)         --            --            --            --            (199)
Net income (loss) applicable to common shares       (1,294)       (2,120)         (280)          (99)            9        (3,784)
Total assets                                          --          19,096        13,623            10           (62)       32,667
Acquisition of fixed assets                           --              10          --            --            --              10


Nine months Ended September 30, 2005

                                                  Corporate        ABC          RSI         Mbay.com    Inter-segment   Total
                                                 ----------     ---------     --------      --------    -------------   -----
Sales, net of returns, discounts and
allowances                                           --            4,093         2,786           133          --           7,012
Operating (loss) profit before depreciation
and amortization                                   (2,949)          (951)         (331)         (429)            9        (4,651)
Depreciation and amortization                           7             34            17          --            --              58
Interest expense, net                                (584)          --              (1)         --            --            (585)
Loss on early retirement of debt                     (579)          --            --            --            --            (579)
Dividends on preferred stock                      (18,550)          --            --            --            --         (18,550)
Deemed dividend on beneficial conversion of
Series D Preferred Stock
Net income (loss) applicable to common shares     (22,669)          (985)         (349)         (429)            9       (24,423)
Total assets                                         --           10,850        12,932             9           (46)       23,745
Acquisition of fixed assets                          --            1,207          --            --            --           1,207


Nine months Ended September 30, 2004

                                                  Corporate        ABC          RSI         Mbay.com   Inter-segment    Total
                                                 ----------     ---------     --------      --------    -------------   -----
Sales, net of returns, discounts and
allowances                                           --            9,719         4,514           158           (57)       14,334
Operating (loss) profit before depreciation
and amortization                                   (1,194)        (2,229)          501          (315)           10        (3,227)
Depreciation and amortization                          22             66            28          --            --             116
Interest expense, net                              (6,805)          --              (3)         --            --          (6,808)
Loss on early retirement of debt                   (1,532)          --            --            --            --          (1,532)
Dividends on preferred stock                         (378)          --            --            --            --            (378)
Net income (loss) applicable to common shares      (9,931)        (2,295)          470          (315)           10       (12,061)
Total assets                                         --           19,996        13,623            10           (62)       32,667
Acquisition of fixed assets                          --               68             9          --            --              77


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


Inventory Costs

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after September 15, 2005; however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.


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



(11) Subsequent Events

      The Company effected a one for six reverse stock split effective October 25, 2005. All references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and stock option, warrant and convertible security data relating to the Company's commons shares have been restated to reflect the effect of the stock split for all periods presented.

      On November 9, 2005, the period to exercise warrants to purchase additional shares of the Series D Preferred Stock granted to the investors in the March sale of Series D Convertible Preferred Stock was further extended to February 9, 2006.

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

Introduction

      We are a digital media and publishing company specializing in spoken word audio entertainment. We maintain a library of more than 75,000 hours of audio content, which we distribute through our consumer brands, Soundsgood.com, AudioBookClub, Radio Spirits and Radio Classics. Our content is distributed on the internet via our digital download subscription services, our websites, mail order, some of the nation's largest retailers, and to cell phones via our ring tone offering. We are also MSN Music's exclusive provider of spoken word products for downloading via the Web, and have a growing list of digital distribution partners that include Real Networks, Loudeye, and XM and Sirius Satellite Radio. During our 12 years of operations, MediaBay has serviced 2.9 million customers that have purchased our spoken word products.

      Today we have three principal content libraries; (1) Thousands of best selling Audiobooks, educational courses, university lectures, theatre plays, self improvement courses, television soundtracks, stand-up comedy, children's storytelling, parenting advice and study guides which we sell via digital download and on CD and cassette, through Soundsgood.com, the Audio Book Club and third-party websites; (2) a proprietary archive of the history of American radio which we produce and sell on CD and cassettes through our catalog, a mail order based continuity program, retail outlets, and our on-line download subscription service and third-party websites, and (3) a library of classic television shows and movies. We also broadcast our radio programs through a syndicated radio show on more than 200 commercial stations across the United States, as well as our 24-hour Radio Classics channels number 133 on Sirius and 164 on XM Satellite Radio.

      We are transitioning our business from primarily selling hard goods (CD's and cassettes) via our negative option, mail order AudioBookClub to digital distribution via wireless and Internet downloads. Our digital distribution strategy is two pronged: (1) to operate our own downloadable content stores and subscription services which are co-branded via partnerships with celebrities and corporate affiliates: and (2) to wholesale our audio content to the leading music services, broadband portals, cell phone, satellite radio and television companies, both domestically and internationally. Marketing partners are selected based on their ability to drive large numbers of customers to our audio stores with specific customer demographics that we can match to our vast library of audio content. We believe this approach will reduce our customer acquisition costs and accelerate our entry into the digital distribution marketplace.

      In addition to our growing list of marketing partners, we also intend to use various organic means to market our downloadable content stores, including marketing to our existing customer list of approximately 2.9 million audio buyers that participated in the AudioBookClub or have purchased from Radio Spirits. We also anticipate working with manufacturers of digital music players, smart phones, and PDAs to include samples of our audio content on those devices for consumers to preview when they purchase these new devices, with the hope that these samples will attract consumers to our content stores.

      In October 2005, we launched our new digital storefront and technology platform, www.Soundsgood.com. Soundsgood.com is a fully enabled digital download service that offers thousands of digital audiobooks, classic radio shows and other spoken word audio content on an ala carte basis or as part of a monthly subscription. The service offers users audio content that can be downloaded directly to the users personal computer, burned to CD or transferred to any Window's Media compatible device that plays secured WMA (Windows Media Audio) files. There over 70 digital devices on the market today that are "PlaysforSure"(TM) compliant and we are working closely with Microsoft Corporation to ensure that our content works seamlessly on these devices and the many new smart cellular phones that will run the new Windows Mobile 5.0 operating system. In addition, some of our audio newspapers and radio shows are or will be distributed in MP3 format which work on iPods, and a multitude of MP3 music players and cell phones.

      We recently have executed several agreements to expand the digital distribution of our audio content: an exclusive distribution agreement with Microsoft's MSN Music to provide our spoken word content to the MSN audience, which has 350 million unique monthly visitors. A content distribution agreement with Real Networks, which operates Rhapsody, the largest music subscription service in the United States, and Loudeye to act as our digital sales agent in distributing our catalog of products to potentially 70 music services for which they host and source content. In addition, we have executed a promotional agreement with WFAN and the Imus in the Morning Show to promote Soundsgood.com nationally on close to 100 radio stations across the country and is simulcast on MSNBC television five days a week. Imus program listeners will be directed to SoundsGood.com following interviews with authors who appear on the show. SoundsGood.com will be branded as the show's exclusive bookseller via a "Soundsgood Minute", and listeners will be informed how they can access audiobooks and our other audio programs, via digital downloads or on traditional media such as CDs and cassette tapes. We have also executed distribution agreements for our growing library of classic radio ring tones which will soon be, or are available on Nextel, Verizon, Alltell, T-Mobile Alltel, nTelos, Midwest Wireless, Verizon Wireless and Verizon Wireless Puerto Rico services.

      We have acquired the rights to distribute digital audiobooks from substantially all of the major publishing houses in the United States and have a growing number of titles with various international rights of distribution. Our content library consists of all genres of audiobooks, classic American radio shows, educational courses, university lectures, theatre plays, self improvement courses, television soundtracks, stand-up comedy, children's storytelling, parenting advice and study guides.

      Today, some of our largest digital content partners include BBC, Blackstone, Brilliance Audio, CBS Radio, Harper Collins, Hay House, Oasis, Penguin Group USA Audio, Random House, Simon & Schuster, Sound Room Publishers, Time Warner Audio and Zondervan. In addition to Audio Book Club, we distribute our content through proprietary web sites soundsgood.com and radiospirits.com, as well as through partner channels including Loudeye, MSN Music, Sirius Satellite Radio and XM Satellite Radio.

March 2005 Equity Financing

      On March 23, 2005, pursuant to an agreement executed on March 21, 2005, we received an infusion of gross cash proceeds of $35 million in private equity financing from several institutional investors. We retired all of our borrowings and increased our cash reserves.

      The Preferred Shares are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $3.30 per Conversion Share and each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $3.36 per share. The market price for our common stock at March 21, 2005 was $4.14. We recorded as a non-cash deemed dividend an amount of $17,423 to reflect the value of the beneficial conversion feature of the Series D Preferred Stock and increased contributed capital by $17,423. The recording of the deemed dividend had no effect on our cash or net equity.

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

      We intend to use the Windows Media Digital Rights Management (DRM) system, and other easy to use, rights management technologies that may evolve over time. Beginning this past Christmas season, 70 new digital devices that support the Microsoft "PlaysforSure(TM)" digital rights management and device platform became available for sale by many of the leading device manufacturers. Examples of companies offering a "PlaysforSure(TM)" device include Hewlett Packard, Dell, Creative, Rio, i-River and Samsung. Many of these devices have large file storage capacities and make, what we believe, could be a perfect match for our content, which is typically one half hour in length for our classic radio shows, to an average of 6 to 10 hours for an audiobook.

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

      SOP 93-7 requires that the realizability of the amounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. At September 30, 2005, we had no direct-response advertising reported as assets, since we have determined that probable future benefits from any direct advertising we have incurred would not exceed the amounts expended. We do not expect to capitalize any marketing costs until we have determined probable future benefits based on buying patterns of future customers.

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

Results of Operations

      The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.


                                                       Three Months                   Nine months
                                                    Ended September 30,           Ended September 30,
                                                   2005            2004          2005            2004
                                                  ------          ------        ------          ------
Sales                                              100.0%         100.0%         100.0%         100.0%
Cost of sales                                       72.2           48.7           58.5           46.5
Cost of sales - strategic charges                     --           54.6            4.3           14.7
                                                  ------          ------        ------          ------
Gross profit                                        27.8           (3.3)          37.2           38.8
Advertising and promotion                           34.5           29.4           18.0           26.2
General and administrative expense                 123.2           40.5           75.5           35.1
Termination charges                                   --             --           10.0             --
Depreciation and amortization expense
                                                     1.0            0.7            0.8            0.8

Interest (income)                                    6.6             --           (2.4)            --
Interest expense                                     9.0           19.3           10.7           58.2
Loss on early extinguishment of debt                  --             --            8.3             --
Income tax expense (benefit)                          --             --             --             --
                                                  ------          ------        ------          ------
Net (loss)                                        (133.4)         (93.1)         (71.5)         (81.6)
Dividends on preferred stock                        28.1           (5.2)          16.1           (2.6)
Deemed dividends on beneficial conversion
     of preferred stock                               --             --          248.5            --
                                                  ======          ======        ======          ======
Net (loss) applicable to common shares            (161.4)%        (98.3)%       (348.3)%        (84.2)%
                                                  ======          ======        ======          ======

Results of Operations

      Three months ended September 30, 2005 compared to three months ended September 30, 2004:

Net Sales
(In thousands)                                      Change from
                         2004          2005         2004 to 2005        % Change
                       -------        -------       ------------        --------
Audio Book Club        $ 2,654        $   531         $(2,123)          (80.0%)
                       ---------------------------------------------------------
Radio Spirits
   Catalog                 515            512              (3)           (0.6%)
   Wholesale               287            176            (111)          (38.6%)
   Continuity              341            126            (215)          (63.1%)
                       ---------------------------------------------------------
                         1,143            814            (329)          (28.8%)
                       ---------------------------------------------------------

MediaBay.com                52             42             (10)          (19.8%)
                       ---------------------------------------------------------
                       $ 3,849        $ 1,387         $(2,462)          (64.0%)
                       ========================================================


      Audio Book Club sales decreased principally due to a decrease in club membership as a result of substantially discontinuing our advertising expenditures for new customers.

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

Cost of Sales
(In thousands)                               2004                                2005
                                                      As a %                   As a %         From 2004 to 2005
                                    $           Of Net Sales          $     Of Net Sales   Change         % Change
                                    -           ------------          -     ------------   ------         --------
Audio Book Club                  $1,275            48.0%      $  527           99.3%      $  748            58.7%

Radio Spirits
   Catalog                          242            47.0%         207           40.4%          35            14.6%
   Wholesale                        229            79.8%         213          121.1%          16             6.8%
   Continuity                       129            37.8%          55           43.4%          74            57.6%
                                 -----------------------      ----------------------      -----------------------
Total Radio Spirits                 600            52.5%         475           58.3%         125            20.9%

MediaBay.com                         --              --           --             --           --              --

Cost of sales                     1,875            48.7%       1,002           72.2%         873            46.6%
                                 -----------------------      ----------------------      -----------------------
Cost of sales - strategic
charge                            2,100            54.6%          --             --        2,100             100%
                                 -----------------------      ----------------------      -----------------------
                                 $3,975           103.3%      $1,002             --       $2,973            74.8%
                                 =======================      ======================      =======================


      The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 80.0% as described above. Cost of sales as a percentage of sales at Audio Book Club for the three months ended September 30, 2005 was 99.3%, compared to 48.0% for the same period in 2004. The increase in cost of sales as a percentage of sales is principally due to moving our warehouse and fulfillment operations to a facility which allows us to drop ship from its inventory and accordingly we have changed from licensing and manufacturing our audiobook titles to buying on a wholesale basis. Under our new buying arrangement we are buying products at a fixed percentage off of manufacturer's suggested retail price. Cost of sales as a percentage of sales at Audio Book Club also increased due to an increase in fulfillment costs as a percentage of sales due to the fixed cost of fulfillment being allocated over lower sales, as well as one-time programming and transition costs associated with the change in our fulfillment operations and the move from a negative option book club to a business selling audiobooks and other audio entertainment without a negative option requirement.

      Cost of Radio Spirits catalog sales decreased as a percentage of sales to 40.4% for the three months ended September 30, 2005 as compared to 47.0% for the three months ended September 30, 2004 principally due to the mix of product sold to higher margin products and less discounting in the catalogs. The cost of Radio Spirits wholesale sales as percentage of sales increased to 121.1% for the three months ended September 30, 2005 as compared to 79.8% for the three months ended September 30, 2004 principally due to a greater portion of fixed costs (allocated obsolescence and product development costs, the fixed cost of warehousing and fulfillment and royalty advances) in relation to the lower sales volume. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales increased to 43.4% from 37.8% principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

      In third quarter of 2004 we recorded $2,100 in strategic charges for the write-down of inventory and royalty advances.

Advertising and Promotion

                                                                           From 2004 to 2005
                                           2004            2005          Change         % Change
                                           ----            ----          ------          --------
(In thousands)
Audio Book Club
    New Customer                         $   110         $  --          $   110            100.0%
   Current Customer                          251             151            100             39.8%
                                         --------------------------------------------------------
Total Audio Book Club                        361             151            210             58.2%
                                         --------------------------------------------------------
Radio Spirits
   Catalog                                   203             199              4              1.8%
   Wholesale                                   8              13             (5)           (59.7%)
   Continuity                               --              --             --               83.2%
                                         --------------------------------------------------------
Total Radio Spirits                          211             212             (1)             0.4%
                                         --------------------------------------------------------
New Projects                                  47             112            (65)          (138.3%)
                                         --------------------------------------------------------
Total Spending                               619             475            144             23.3%

Amount Capitalized                           (96)           --               96           (100.0%)
Amount Amortized                             608               3            605             99.5%
                                         --------------------------------------------------------
Advertising and Promotion Expense        $ 1,131         $   478        $   653             57.7%
                                         =========================================================

      Advertising and promotion expenses decreased $653,000 to $478,000 for the three months ended September 30, 2005 as compared to $1.1 million in the prior comparable period, principally due to lower amortization of deferred customer acquisition costs. In the fourth quarter of 2004, based on the change in our strategy, as described above, we determined that the future net revenue from our Audio Book Club would not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly, we wrote-off the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense in 2004 and lower expense in 2005. The decrease in spending was due to the lack of new customer marketing for Audio Book Club new customers due to our change in strategy as described above and decreased advertising to existing customers due to the reduction in Audio Book Club customers because of customer attrition with no marketing to replace leaving customers. During the three months ended September 30, 2005, we incurred $112,000 related to new projects, principally marketing tests related to the download business.

General and Administrative

                             2004                  2005             From 2004 to 2005
(In thousands)      ---------------------- ----------------------  --------------------
                             As a %                As a %
                      $       of Net Sales   $      of Net Sales   Change     % Change
                    ------    ------------ ------   -------------  ------        ------
Audio Book Club     $  735         27.7%   $  521         98.2%    $  214          29.1%

Radio Spirits          321         28.1%      249         30.6%        72          22.4%

MediaBay.com           151        291.5%      196        471.7%       (45)        (29.8%)

Corporate              352           --       742           --       (390)       (110.8%)
                    ------        -----    ------        -----     ------         -----
                    $1,559         40.5%   $1,708        123.1%    $ (149)         (9.6%)
                    ======        =====    ======        =====     ======         ======


      The increase in general and administrative expenses of $149,000 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is principally due to increases in professional fees, public and investor relations (including directors fees) related to being a public company and travel and entertainment, partially offset by a decline in bad debt expense at Audio Book Club. The principal reason for the decline in bad debt expense at Audio Book Club was lower bad debts from remaining core Audio Book Club members who historically have been very good paying customers. The increase in professional fees was mainly attributable to legal and consulting fees incurred to build the new digital download business. The increase in investor and public relations costs was attributable to fees paid to directors as well as an increase in public relations activity related to the download strategy. The increase in travel and entertainment expenses relates mainly to business development travel incurred to build the new digital download business.


Depreciation and Amortization

(In thousands)                          2004    2005
                                       -----   -----
Depreciation
Audio Book Club                         $17     $10
Radio Spirits                             9       3
                                        ---     ---
Total depreciation                       26      13

Amortization
Corporate                                 2       2
                                        ---     ---
Total depreciation and amortization     $28     $15
                                        ===     ===


      The decrease in depreciation and amortization expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2004 and certain equipment, which was fully depreciated in 2004.

Interest Expense

                                                 2004     2005    Change     % Change
                                                 ----     ----     ----        -----
(In thousands)
Total interest paid, net                         $307     $111     $196        63.8%
Accrued interest paid this period                  --       --       --          --
                                                 ----     ----     ----        -----
Current interest paid                             307      111      196        63.8%
Interest accrued                                   --       --       --          --
Interest included in debt                         165       --      165       100.0%
Amortization of deferred financing costs and
original issue discount                           269       15      254        94.5%
                                                 ----     ----     ----        -----
Total interest expense                           $741     $126     $615        83.0%
                                                 ====     ====     ====        =====

      The decrease in interest expenses is principally due to the conversion of debt into preferred stock and common stock in 2004 and the payment of the senior debt facility and related party debt in connection with the March Financing in March 2005 described below.


Preferred Stock Dividends

                                          2004     2005
                                          ----     ----
                             $ (000's)
Dividends on Series A Preferred Stock     $ 57        $
                                                   ----
Dividends on Series B Preferred Stock        8        1
Dividends on Series C Preferred Stock      134       --
Dividends on Series D Preferred Stock       --      389
                                          ----     -----
Total dividends on preferred stock        $199     $390
                                          ====     ====

      The increase in preferred stock dividends for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is due to dividends payable on the Series D Preferred Stock issued in March 2005, as described in the Liquidity and Capital Resources section below.

      During the second quarter of 2005, 1,180 shares of Series D Preferred Stock and related dividends were converted into 361,700 shares of common stock and during the third quarter an additional 13,657 shares of Series D Preferred Stock and related dividends were converted into 4,159,822 shares of common stock. These conversions and future conversions, if any, will reduce the preferred stock dividend in future periods.

Loss Applicable to Common Stockholders

                                                                                                  From 2004 to 2005
                                                                2004              2005         Change         % Change
                                                                ----              ----         ------         --------
(In thousands)
Loss applicable to common stockholders                          $ (3,784)        $ (2,240)      $ 1,544        (40.8%)

      Principally due to lower interest expense, net of interest income and advertising expense in 2005 and the strategic charge in 2004, partially offset by lower gross profit due to decreased sales and higher preferred dividends during the three months ended September 30, 2005, our net loss applicable to common shares for the three months ended September 30, 2005 decreased $1.6 million to $2.2 million, or $0.25 per diluted share, as compared to a net loss applicable to common shares for the three months ended September 30, 2004 of $3.8 million, or $1.26 per diluted share of common stock, for the three months ended September 30, 2004.

      Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

Net Sales
(In thousands)
                      2004       2005        $ Change       % Change
                    -------     -------      --------       -------
Audio Book Club     $ 9,719     $ 4,093      $(5,626)       (57.9%)
                    -----------------------------------------------
Radio Spirits
   Catalog            2,125       1,730         (395)       (18.6%)
   Wholesale          1,270         615         (655)       (51.5%)
   Continuity         1,062         441         (622)       (58.5%)
                    -----------------------------------------------
                      4,457       2,786       (1,672)       (37.5%)
                    -----------------------------------------------
MediaBay.com            158         133          (25)       (16.1%)
                    -----------------------------------------------
                    $14,334     $ 7,012      $(7,322)       (51.1%)
                    ===============================================

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


Cost of Sales
(In thousands)                  2004                 2005            From 2004 to 2005
                         ------------------   ------------------  -----------------------
                                   As a %               As a %
                          $    of Net Sales    $    of Net Sales  Change      % Change
                          -    ------------    -    ------------  ------      --------
Audio Book Club         $4,500        46.3%   $2,558        62.5%   $1,942         43.2%
                        -------------------   -------------------   --------------------
Radio Spirits
   Catalog                 921        43.3%      762        44.1%      159         17.2%
   Wholesale               834        65.7%      594        96.5%      240         28.8%
   Continuity              416        39.2%      187        42.5%      230         55.1%
                        -------------------   -------------------   --------------------
Total Radio Spirits      2,171        48.7%    1,543        55.4%      629         29.0%
                        -------------------   -------------------   --------------------
MediaBay.com                 1         0.6%     --           0.0%        1        100.0%
                        -------------------   -------------------   --------------------
Cost of Sales            6,672        46.5%    4,101        58.5%    2,571         38.5%
Cost of sales -
strategic charges        2,100        14.7%      305         4.3%    1,795         85.5%
                        -------------------   -------------------   --------------------
                        $8,772        61.2%   $4,406        62.8%   $4,366         49.8%
                        ===================   ===================   =====================

      The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 57.9% as described above. Cost of sales as a percentage of sales at Audio Book Club for the nine months ended September 30, 2005 was 62.5%, compared to 46.3% for the same period in 2004. The increase in cost of sales as a percentage of sales is principally due to an increase in product costs as a percentage of sales since a smaller active membership requires us to purchase finished goods from publishers rather than the licensing and manufacturing of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers, higher sales of unabridged and CD titles with higher costs and higher manufacturing costs due to lower volumes until in the second quarter of 2005 we moved our warehouse and fulfillment operations to a facility which allows us to drop ship from its inventory and accordingly we have changed from licensing and manufacturing our audiobook titles to buying on a wholesale basis. Under our new buying arrangement we are buying products at a fixed percentage off of manufacturer's suggested retail price. The cost of the new arrangement will be dependent on future sales volume. Additionally, an increase in fulfillment costs as a percentage of sales due to the fixed cost of fulfillment being allocated over lower sales as well as one time programming and transition costs associated with the change in our fulfillment operations and the move from a negative option book club to a business selling audiobooks and other audio entertainment without a negative option requirement contributed to the increase in cost of sales as a percentage of sales at Audio Book Club.

      Cost of Radio Spirits catalog sales increased as a percentage of sales to 44.1% for the nine months ended September 30, 2005 as compared to 43.3% for the nine months ended September 30, 2004 principally due to higher royalty and fulfillment costs as a percentage of the lower sales volume due to the fixed portion of royalty advances and warehousing and fulfillment costs. The cost of wholesale sales as percentage of sales increased to 96.5% for the nine months ended September 30, 2005 as compared to 65.7% for the nine months ended September 30, 2004 principally due to a greater portion of fixed costs (allocated obsolescence and product development costs, the fixed cost of warehousing and fulfillment and royalty advances) in relation to the lower sales volume. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales increased to 42.5% from 39.2% principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

      In the second quarter of 2005, due to the change in strategy for our audiobook club we recorded a $305 write-down of royalty advances to what we believe is net realizable value at September 30, 2005. In third quarter of 2004 we recorded $2,100 in strategic charges for the write-down of inventory and royalty advances.

Advertising and Promotion

(In thousands)                                                   From 2004 to 2005
                                                               ---------------------
                                       2004        2005        Change       % Change
                                      -------    ---------     -------       -------
Audio Book Club
    New Customer                      $   382    $    --       $   382        100.0%
   Current Customer                       885          386         499         56.4%
                                      -------    ---------     -------       -------
Total Audio Book Club                   1,267          386         881         69.6%
                                      -------    ---------     -------       -------
Radio Spirits
   Catalog                                543          580          24          6.8%
   Wholesale                               19           39         (20)      (102.6%)
   Continuity                               6         --             6         97.3%
                                      -------    ---------     -------       -------
Total Radio Spirits                   $   568      $   619     $    10          9.0%
                                      -------    ---------     -------       -------
New Projects                               61          244        (183)      (300.0%)
                                      -------    ---------     -------       -------
Total Spending                          1,896        1,249         648         34.1%
Amount Capitalized                       (341)        --           341       (100.0%)
Amount Amortized                        2,203           16       2,186         99.3%
                                      -------    ---------     -------       -------
Advertising and Promotion Expense     $ 3,758      $ 1,265     $ 2,492         66.3%
                                      =======    =========     =======       =======

      Advertising and promotion expenses decreased $2.5 million to $1,265,000 for the nine months ended September 30, 2005 as compared to $3.8 million in the prior comparable period, principally due to lower amortization of deferred customer acquisition costs. In the fourth quarter of 2004, based on the change in our strategy, described above, we determined that the future net revenue from our Audio Book Club would not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly, we wrote-off the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense in 2004 and lower expense in 2005. The decrease in spending was due to the lack of new customer marketing for Audio Book Club new customers due to our change in strategy as described above and decreased advertising to existing customers due to the reduction in Audio Book Club customers because of customer attrition with no marketing to replace leaving customers. During the nine months ended September 30, 2005 we incurred $244,000 related to new projects, principally marketing tests related to the download business.

General and Administrative

                            2004                     2005              From 2004 to 2005
                    ---------------------    --------------------    ---------------------
(In thousands)                    As a %               As a %
                       $      Of Net Sales      $    Of Net Sales     Change      % Change
                    -------   -----------    ------- ------------    -------        ------
Audio Book Club     $ 2,560         26.3%   $ 1,552         37.9%    $ 1,008         39.4%

Radio Spirits           804         18.0%       879         31.6%        (75)        (9.3%)

MediaBay.com            473        299.4%       561        423.2%        (88)       (18.6%)

Corporate             1,194           --      2,302           --      (1,108)       (92.8%)
                    -------        -----    -------        ------    -------        ------
                    $ 5,031         35.1%   $ 5,294         75.5%    $  (263)        (5.2%)
                    =======        =====    =======        ======    =======        ======

      The increase in general and administrative expenses of $263,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is principally due to increases in payroll and related costs, public and investor relations (including directors fees) related to being a public company, travel and entertainment and professional fees, partially offset by lower bad debt expense. The principal reason for the decline in bad debt expense at Audio Book Club was lower bad debts from remaining core Audio Book Club members who historically have been good paying customers. The increase in payroll was mainly attributable to various bonuses paid in the second quarter of 2005 and the hiring, retention and promotion of key employees. The increase in investor and public relations costs was attributable to fees paid to directors, as well as an increase in public relations activity related to the download strategy. The increase in travel and entertainment expenses relates mainly to business development travel incurred to build the new digital download business. The increase in professional fees was mainly attributable to legal and consulting fees associated with the transition to the new download business strategy.

Termination costs

(In thousands)                 2004      2005
                              ------    -------
Termination costs             $   --    $   697
                              ======    =======

      In the second quarter of 2005, the employment of one senior executive who had an employment agreement was terminated and the employment of several employees, one of which had an employment agreement, were also terminated. We agreed to make aggregate settlement payments totaling $697,000 payable through March 2006.

Depreciation and Amortization
                                        2004     2005
                                        ----     ----
(In thousands)
Depreciation
Audio Book Club                         $ 67     $ 34
Radio Spirits                             28       17
                                        ----     ----
Total depreciation                      $ 95     $ 51
                                        ====     ====

Amortization
Corporate                                 21        7
                                        ----     ----
Total depreciation and amortization     $116     $ 58
                                        ====     ====

      The decrease in depreciation and amortization expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is principally attributable to reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2004 and certain equipment, which was fully depreciated in 2004.


Interest Expense

                                                           2004       2005       Change
                                                         -------     -------     -------
(In thousands)
Total interest paid                                      $   852     $ 2,126     $(1,274)
Accrued interest paid this period                             74       1,599      (1,525)
                                                         -------     -------     -------
Current interest paid                                        778         527         251
Interest included in debt                                    602        --           602
Amortization of deferred financing costs and
original issue discount                                    1,058         225         833

Beneficial conversion expenses of January 2004 Notes       3,991        --         3,991
Expense of inducement to convert, related party debt         390        --           390
                                                         =======     =======     ========
Total interest expense                                   $ 6,808     $   752     $ 7,009
                                                         =======     =======     ========

      The decrease in interest expenses is principally due to the conversion of debt into preferred stock and common stock in 2004 and the payment of the senior debt facility and related party debt in connection with the March Financing described below.

Preferred Stock Dividends

                                                           2004        2005
                                                         -------     -------
(In thousands)
Dividends on Series A Preferred Stock                    $   171     $    51
Dividends on Series B Preferred Stock                         23           1
Dividends on Series C Preferred Stock                        184         100
Dividends on Series D Preferred Stock                       --           975
Deemed dividend for beneficial conversion
 feature of Series D Preferred Stock                        --        17,423
                                                         -------     -------
Total dividends deemed or accrued on preferred stock     $   378     $18,550
                                                         =======     =======

      The Series D Preferred Shares are convertible at any time at the option of the holder into shares of our common stock at the rate of $3.30 per share and each warrant is exercisable to purchase one share of our common stock at an exercise price of $3.36 per share. The market price for our common stock at March 21, 2005 was $4.14. We recorded as a non-cash deemed dividend in an amount of $17,423 to reflect the value of the beneficial conversion feature of the Series D Preferred Stock and increased contributed capital by $17,423. The recording of the dividend had no effect on our cash or net equity.

      The increase in preferred stock dividends for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is due to dividends for the Series D Preferred Stock issued in March 2005, as described in the Liquidity and Capital Resources section below.

      During the second quarter of 2005, 1,180 shares of Series D Preferred Stock were converted into 361,700 shares of common stock and during the third quarter an additional 13,657 shares of Series D Preferred Stock and related dividends were converted into 4,159,822 shares of common stock. These conversions and future conversions, if any, will reduce the preferred stock dividend in future periods.

Loss Applicable to Common Stockholders

                                                                          From 2004 to 2005
                                              2004         2005         Change        % Change
                                              ----         ----         ------        --------
(In thousands)
Loss applicable to common stockholders     $(12,061)     $(24,423)     $(12,361)       102.5%
                                           ========      ========      ========        ======


      Principally due to the deemed dividend for beneficial conversion of Series D Preferred Stock of $17,423, lower sales and a loss on early extinguishment of debt of $579 the strategic charge, termination costs and higher preferred dividends, partially offset by lower advertising expenses as described above, our net loss applicable to common shares for the nine months ended September 30, 2005 increased $12.4 million to $24.4 million, or $3.82 per diluted share, as compared to a net loss applicable to common shares for the nine months ended September 30, 2005 of $12.1 million, or $4.38 per diluted share of common stock, for the nine months ended September 30, 2004.


Liquidity and Capital Resources

      As of September 30, 2005, we had cash on hand of $10.4 million, which is substantially greater than the $1.7 million cash on hand at September 30, 2004, as a result of the March 2005 financing described below. We believe that we have sufficient cash to operate the business for a minimum of twelve months.

      March 2005 Equity Financing

      On March 23, 2005, pursuant to an agreement executed on March 21, 2005, we issued an aggregate of (a) 35,900 shares (the "Offering Shares") of our Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 10,878,788 of our common stock, (b) 5,439,394 five-year common stock purchase warrants (the "Offering Warrants") and (c) preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to us of $8.975 million, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 1,359,849 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35.9 million (the "March Financing").

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

      While such actions were approved by a majority of our shareholders prior to the financing, we were not permitted to effect them until we satisfied certain information requirements to our shareholders not party to the Shareholder Consent. As a result, the Shareholder Consent did not become effective until May 3, 2005.

      The Preferred Shares have a face value of $1,000 per share ("Stated Value") and are convertible at any time at the option of the holder into shares ("Conversion Shares") of common stock at the rate of $3.30 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at our option, subject to satisfaction of certain conditions, commencing September 10, 2005, which is 30 days following the effective date of the registration statement registering the common shares underlying the Series D Preferred Stock. Under certain limited circumstances within our control, the holders will also have the right to require us to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at our option, subject to satisfaction of certain conditions, in shares of Common Stock ("Dividend Shares") valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, we may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least two thirds of the Preferred Shares then outstanding.

      Each Warrant is exercisable to purchase one share of Common Stock (collectively, the "Warrant Shares"), at an exercise price of $3.36 per share for a period of five years commencing September 23, 2005, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the exercise price. In addition, once exercisable, the Warrants permit cashless exercises during any period when the Warrant Shares are not covered by an effective resale registration statement.

      The Over-Allotment Warrants were initially exercisable until August 9, 2005 for the purchase of Additional Shares and Additional Warrants, at an exercise price equal to the Stated Value of the Additional Shares purchased, with the purchase of each Additional Share including an Additional Warrant exercisable for a number of Warrant Shares equal to 50% of the Conversion Shares underlying such Additional Share.

      As part of the March Financing, Forest Hill Select Fund L.P. and related entities (the "Forest Hill Entities") exchanged the 300,000 shares of Common Stock and 66,667 October Warrants previously purchased by them in October 2004 for $900,000 of the Offering Securities.

      In connection with the March Financing, we also entered into an agreement (the "Herrick Agreement") with Herrick and Huntingdon (collectively, the "Herrick Entities"), pursuant to which, concurrently with the March Financing:

      o all $5.784 million principal amount of our convertible notes owned by the Herrick Entities (the "Herrick Notes") and 10,684 of their shares of our Series A Preferred Stock were converted into an aggregate of approximately 2.03 million shares of Common Stock (the "Herrick Shares"), at their stated conversion rate of $3.36 per share;

      o we also agreed to redeem the remaining 14,316 shares of Series A Preferred Stock held by the Herrick Entities and all 43,527 of their shares of our Series C Convertible Preferred Stock of the Company (collectively, the "Redemption Securities") for $5.8 million, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent and September 1, 2005, and both the Redemption Securities and the redemption price were placed into escrow pending such date;

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


      We received $35 million of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900,000 of the purchase price) in the March Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the March Financing for which it received compensation from us of $2,625,000 plus a five-year warrant to purchase 1,193,182 shares of Common Stock at an exercise price of $4.14 per share, the market price of our common stock on March 21, 2005, commencing on May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from us with respect to the Financing in the amount of $175,000. In addition, we issued to Satellite Strategic Finance Associates, LLC and Satellite Finance Partners. Ltd., investors in the Financing, warrants to purchase an aggregate of 41,667 shares of our common stock (identical to the Warrants), and reimbursed them $55,000 for expenses, for consulting services rendered by it in connection with the Financing. We also incurred legal, accounting and other costs of $657,000.

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

      As of November 10, 2005, 14,837 shares of Series D preferred Stock plus accrued dividends thereon have been converted into 4,521,599 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

      On November 9, 2005, the period to exercise warrants to purchase additional shares of the Series D Preferred Stock granted to the investors in the March sale of Series D Convertible Preferred Stock was further extended to February 9, 2006.

      Activity during the nine months ended September 30, 2005.

      For the nine months ended September 30, 2005, cash increased by $7.2 million, as we had net cash used in operating activities of $5.6 million, used net cash of $1.2 million in investing activities and had cash provided by financing activities of $14.0 million. Net cash used in operating activities principally consisted of the net loss of $24.4 million, an increase in prepaid expenses of $121,000, and a decrease in accounts payable, accrued expense and preferred dividends payable of $1.5 million which were partially offset by the non-cash charges consisting of the deemed dividend for beneficial conversion feature of Series D preferred Stock of $17.4 million, the loss on early extinguishment of debt of $579,000, depreciation and amortization expenses of $58,000, cost of sales strategic charges of $305,000, amortization of deferred financing costs and original issue discount of $225,000, non-current accrued interest and dividends payable of $306,000; payment of accrued dividends through issuance of common stock of $85,000; as well as decreases in accounts receivable, inventory and royalty advances of $811,000, $593,000 and $108,000. The decreases in accounts receivable and inventory are primarily attributable to the reduction in sales as described above and the remaindering of manufactured audio book inventory under license due to the change in strategy discussed above. The increase in prepaid expenses is principally due to the timing of payments of marketing costs and other costs related to the download business and certain Radio Spirit's catalog costs. The decrease in accounts payable and accrued expenses is principally due to the payment of back royalties to publishers. The decrease in royalty advances relates to the change in strategy for our Audio Book Club, as we are no longer licensing and manufacturing products as described above. The Company recorded as dividends an amount of $17,423 to reflect the value of the deemed dividend for beneficial conversion feature of Series D Preferred Stock.

      Net cash used in investing activities consists of the acquisition of fixed assets and website development costs of $1.2 million, principally computer equipment and the cost of the development of the new websites offering downloadable audio.

      During the nine months ended September 30, 2005, we received net cash proceeds from the sale of Series D Preferred Stock of $31.5 million, as described above, repaid debt in the amount of $9.4 million, repaid accrued interest, dividends and fees relating to the debt of $2.4 million and redeemed Series A and Series C Preferred Stock in the amount of $5.8 million.

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

Share-Based Payment

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the annual period beginning after September 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Inventory Costs

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after September 15, 2005; however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.

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


Item 3: Quantitative and Qualitative Disclosures of Market Risk

      The Company has no exposure to market risk for changes in interest rates. The Company has total debt outstanding as of November 10, 2005 of $646,000, all of which is at fixed rates. Changes in the prime rate or LIBOR would not have an impact on our fair values, cash flows, or earnings for the nine months ended September 30, 2005.

Item 4.   Controls and Procedures

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the
Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not any material weakness in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered pubic accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

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

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934. During the quarter ended September 30, 2005 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           Part II - Other Information

Item 5: Other Information

      On November 9, 2005, the period to exercise warrants to purchase additional shares of the Series D Preferred Stock granted to the investors in the March sale of Series D Convertible Preferred Stock was extended to February 9, 2006.



Item 6: Exhibits

        Exhibits

        3.1   Amendment to Articles of Incorporation

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


                                          MediaBay, Inc.



Dated: November 11, 2005                  By: /s/ Jeffrey Dittus
                                              ----------------------------------
                                              Jeffrey Dittus
                                              Chief Executive Officer

Dated: November 11, 2005                  By: /s/ Robert Toro
                                              ----------------------------------
                                              Robert Toro
                                              Chief Financial Officer
                                              (principal accounting and
                                              financial officer)