Form 10-K
period 2005-12-31
MEDIABAY INC
filed 2006-03-31
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to ____________

                        Commission File Number 001-13469
                        --------------------------------

                                 MEDIABAY, INC.
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in Its Charter)


               Florida                                   65-0429858
---------------------------------------     ------------------------------------
   (State or other jurisdiction of            (IRS employer identification no.)
   incorporation or organization)


           2 Ridgedale Avenue
            Cedar Knolls, NJ                               07927
 ---------------------------------------    -----------------------------------
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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

    [ ] Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    [ ] Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X| Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated Filer [ ]    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported sale price at which the common stock was sold on June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $19,900,000. As of March 29, 2006, there were 10,516,444 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      None

                                 MEDIABAY, INC.

Form 10-K

Table of Contents

ITEM I                                                                              3

Item 1. Business                                                                    3

Item 1A. Risk Factors                                                               10

Item 2.  Properties                                                                 18

Item 3.  Legal Proceedings                                                          18

Item 4.  Submission of Matters to a Vote of Security Holders                        18

PART II                                                                             19

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                      19

Item 6.  Selected Financial Data                                                    19

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                 46

Item 8.  Financial Statements and Supplementary Data                                46

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                       46

Item 9A. Controls and Procedures                                                    46

Item 9B. Other Information                                                          46

PART III                                                                            47

Item 10. Directors and Executive Officers of the Registrant                         47

Item 11. Executive Compensation                                                     50

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                                55

Item 13. Certain Relationships and Related Transactions                             57

Item 14. Principal Accountant Fees and Services                                     60

PART IV                                                                             61

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K          61

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

Introduction

      We are a digital media and publishing company specializing in spoken audio entertainment, such as audio readings of books, newspapers, magazines, original productions and radio broadcast transcripts, each of which audio readings is referred to as a title. We offer thousands of audio titles, comprising over 75,000 hours of aggregate audio content, which we distribute via mail order, our websites and some of the nation's largest retailers. Our titles can be purchased in digital format via Internet downloads through subscription services at a flat monthly fee for a specified number of titles per month, and/or on a per title, or a la carte, basis. Our titles can also be obtained in hard copy format, such as CDs and cassettes.

      We have two principal content libraries; (1) audiobooks which we sell via digital download and on compact disc and cassette, through Soundsgood.com, the Audio Book Club and third-party websites; and (2) an archive of the history of American radio which we produce and sell on compact disc and cassettes through our catalog, a mail order based continuity program, retail outlets, and our on-line download subscription service and third-party websites. We broadcast our radio programs through a syndicated radio show on approximately 200 commercial stations across the United States, as well as its 24-hour Radio Classics channels on Sirius and XM Satellite Radio.

      We are transitioning our business from selling hard goods primarily via mail order to digital distribution via wireless and Internet downloads. Our distribution strategy is two pronged: (1) to wholesale our audio content to the leading music services, broadband portals, cell phone and satellite radio companies, both domestically and internationally; and (2) to operate our own downloadable content stores and subscription services which are co-branded via partnerships with celebrities and corporate affiliates, each chosen specifically to reach the targeted demographics known to be interested in its content. In addition to our growing list of marketing partners, we intend to use various means to market our downloadable content stores, including marketing to our existing customer list of approximately 2.5 million audiobook buyers that participated in the Audio Book Club or have purchased from Radio Spirits, as well as working with manufacturers of digital music players, smart phones, and PDAs to include samples of our audio content for consumers to preview when they purchase these new devices, with the hope that these samples will attract consumers to our content stores.

      In October 2005, we launched our new digital storefront and technology platform, www.Soundsgood.com. Soundsgood.com is a fully enabled digital download service that offers thousands of digital audiobooks, classic radio shows and other spoken word audio content on a per title basis or as part of a monthly subscription. The service offers users audio content that can be downloaded directly to the users' personal computers, burned to CD or transferred to any Window's Media compatible device that plays secured WMA (Windows Media Audio) files. There are over 70 digital devices on the market today that are compliant with Microsoft Corporation's PlaysforSure"(TM) digital rights management and device platform, which means they can play WMA formatted digital files, and we are working closely with Microsoft Corporation to ensure that our content works seamlessly on these devices and the many new smart cellular phones that will run the new Windows Mobile 5.0 operating system.

      To expand the digital distribution of our audio content, we executed an exclusive distribution agreement with Microsoft's MSN Music to provide our spoken word content to the MSN audience, which has 350 million unique monthly visitors, a content distribution agreement with Real Networks, which operates Rhapsody, the largest music subscription service in the United States, and a distribution agreement with Music Net, a business-to-business digital music service provider, to serve as its exclusive spoken word content aggregator. We have also executed distribution agreements for our growing library of classic radio ring tones with Infospace, MobileStreams, Jamster and DotPhoto. These distributors place the ringtones with the following service providers: Nextel, Verizon, Alltell, T-Mobile Alltel, nTelos, Midwest Wireless, Verizon Wireless and Verizon Wireless Puerto Rico services.

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

      Our digital content partners include BBC, Blackstone, Brilliance Audio, CBS Radio, Harper Collins, Hay House, Oasis, Penguin Group USA Audio, Random House, Simon & Schuster, Sound Room Publishers, Time Warner Audio and Zondervan. In addition to Audio Book Club, we distribute our content through proprietary web sites soundsgood.com and radiospirits.com, as well as through partner channels including MSN Music, Sirius Satellite Radio and XM Satellite Radio.

      We have also begun to produce a series of exclusive audio works in partnership with large publishing companies such as John Wiley to produce a series of Audio Cliffs Notes, and the Hindustan Times to produce and distribute a daily audio newspaper. We anticipate that this production effort will grow if these initial projects are successful.

Strategy

      In response to the music industry's recent success in creating a market for legal digital downloads using digital rights management solutions that are intended to prevent piracy of copyrighted content, we intend to become a leading distributor of downloadable or streaming, spoken word audio entertainment for the mobile marketplace. We intend to build this new distribution channel by utilizing our nearly twelve years of experience operating the Audio Book Club and our old-time radio business. During those twelve years, we have serviced approximately 2.9 million customer accounts and plan to leverage this list of audio buyers to attract new digital shoppers.

      We intend to use the Windows Media Digital Rights Management (DRM) system, and other easy to use, rights management technologies that may evolve over time for the cellular marketplace. Beginning this past Christmas season, 70 new digital devices that support the Microsoft "PlaysforSure(TM)" digital rights management platform became available for sale by many of the leading device manufacturers. Examples of companies offering a "PlaysforSure(TM)" device include Hewlett Packard, Dell, Creative, Rio, i-River and Samsung. Many of these devices have large file storage capacities and support the playback of our content. Typically our content is one half hour in length for our classic radio shows, to an average of 6 to 10 hours for an audiobook.

      In addition, the rapid evolution of cell and smart phones with hard drives and media players presents a large potential user base of digital devices for our content, as more than 800 million new handsets are sold each year in the market place. These portable devices, coupled with the ubiquitous installed base of personal computers with CD burners and USB port memory discs are making digital audio content portable and more accessible to users.

      We believe the proliferation of broadband Internet service, the Microsoft digital rights management solution, and an expanding user base of portable devices have created an inflection point where digital downloads are a better way to distribute audio than traditional Compact Discs and audio cassette tape distribution by mail order. Broadband Internet and ubiquitous wireless networks means companies like MediaBay can deliver audio files quickly and affordably. Downloading provides consumers a more convenient way to purchase audio in real time and an incredible opportunity for broad choice since there are no inventory requirements. We believe that download distribution is better for the environment because it eliminates the need for the physical storage format of the content, such as the CD or cassette. Digital delivery also enables us to pass through the savings we realize from no media manufacturing costs to the consumer, as two audiobooks can be downloaded for $19.95 whereas we typically charge $25.00 for one audiobook on CD or cassette.

      We changed our strategy because we determined that future investment in our mail order, hard goods based, Audio Book Club would not provide the returns adequate to justify future expenditures. Accordingly, in 2004, we discontinued marketing to attract new Audio Book Club members and we have begun transitioning current members to new programs including encouraging existing members to begin downloading spoken word.

Digital Distribution Agreements with Microsoft, Real Networks and MusicNet

      The first step in executing our new strategy was the completion of two agreements with Microsoft. These agreements provide for us to distribute spoken word audio content, including audiobooks from the largest publishers and our old-time radio programs, through an exclusive distribution relationship with the new MSN Music Service. Today, MSN has an audience of 350 million unique monthly visitors. Microsoft's new music service has one of the largest selections of songs and audio content of any service and is compatible with a large number of digital devices, leveraging its industry leading windows media player and windows digital rights management platform.

      Additionally we signed a distribution agreement with Real Networks to provide spoken work and audio entertainment content to Real's subscriber base. We will provide our content library on an "a la carte" basis through Real's Music Store or to the approximately 1.0 million subscribers of the Rhapsody music service. In addition, we expect users to be able to transfer their spoken word libraries onto hundreds of portable devices supported by Real. At the current time, these devices include the Apple iPod, and most models from
Creative, i-River, Rio, and many other MP3 players listed at http://music.guide.real.com/rhapsodydevices.

      We also signed an agreement with MusicNet, a business-to-business digital music service provider, to serve as its exclusive spoken word content aggregator. Through the new deal, consumers visiting MusicNet-enabled digital music services will have access to our library of audiobooks and other spoken word content available on Windows Media. MusicNet's distribution partners include a wide array of subscription-based digital music services such as Yahoo!, HMV, Virgin Digital, Synacor and Cdigix. MusicNet offers these companies and others a suite of fully customized digital music experiences, enabling consumers to buy digital music subscriptions, portable subscriptions and a la carte downloads. MusicNet has licensed two million tracks and offers the largest catalog available in the industry today for subscription and purchase.

Open standard platform technology

      We have chosen to leverage the proliferation of the Windows Media DRM platform as the de facto rights management standard for content owners to protect their intellectual property on the Internet. According to a report from the International Federation of the Phonographic Industry (IFPI) trade group, the number of online music stores quadrupled to more than 230 in 2004. This trend is certain to improve consumer choice as it allows consumers to shop in a broad range of stores, but maintain the flexibility to switch devices over time as functionality improves without having to worry about media format conversion issues that closed proprietary systems, such as Apple i-Tunes, create. On-line music stores in the United States that use the Window's DRM system include such companies as RealNetworks, MSN Music, Wal-Mart, Napster, AOL Music Now, Yahoo's Music Match, Buy.com, Music Now, and VirginDigital. The competing storefronts, which use proprietary DRM technologies or closed systems, are Apple and Audible.

Industry background

      A major trend over the thirty years in the United States is to work longer hours, spend more time in the automobile commuting to and from work, and thus have less time for leisure activities. According to Harris Interactive, from 1973 to 2003, the median number of hours that people say they work has jumped from 41 hours a week to 49. Over the same period, Harris reports that people's leisure time has dropped from 26 to 19 hours per week. Listening is a way for individuals to consume content at times when they are unable to read, such as when they are driving. The 2003 edition of the Veronis Suhler Stevenson Communications Industry Forecast estimates that on average Americans spent 1,013 hours listening to the radio in 2003, compared to 911 hours in 1998, which averages out to an additional approximately 2 hours a week spent listening to the radio in 2003. In comparison, Veronis Suhler Stevenson estimates that book reading declined among Americans from an average of 118 hours in 1998 to 110 hours in 2003. According to the 2000 United States Census, 97 million people drove to and from work alone that year, an increase of 15% from 1990. The average travel time to work increased to 25.5 minutes each way, an increase of 14% from 1990. In addition, more than 42 million individual drivers have a commute of at least 30 minutes or more each way.

      As individuals look to use their commuting time more efficiently and manage an increasing amount of available content, audiobooks have emerged as a personalized "pay-to-listen" alternative to radio, because radio does not allow listeners to control when they listen to a particular program.

      According to the Audio Publishers Association 2004 Sales Survey, the U.S. market for audiobooks has reached an estimated $800 million. The APA also estimated that one in five, or 23 million, American households listened to audiobooks in 2001.

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

      According  to a 2001  report by market  analyst  International  Data Corp.
(IDC), worldwide sales of smart handheld devices were expected to grow at a rate of 48% per year over the next four years, reaching approximately $26 billion by 2004.

      In December 2003, Jupiter Research published a report that predicted the demand for MP3 players in the U.S. would grow at a rate of 50% per year through 2006. According to Jupiter, shipments of MP3 players in the U.S. for 2003 were forecasted at over 3.5 million. Jupiter also predicted that there would be an installed based of more than 26 million MP3 players by 2006 and that, starting in 2004, the demand for players with hard drives would surpass that of players with flash memory. According to a Consumer Electronics Market Association study from June 2005, nearly 20 million DVD players were shipped in 2004 and household penetration of DVD players rose from 60% at the beginning of 2004 to 75%, or over 86 million households, at the beginning of 2005.

      The market for personal digital assistants that have digital audio capabilities had been led by Pocket PCs -- devices running on Microsoft operating systems which are manufactured by Hewlett-Packard, Toshiba, and Dell among others. Research firm IDC published a report in February 2004 in which it noted that smartphones showed significant growth and future promise and that, in 2003, the worldwide smartphone market grew 181% year-over-year to 9.6 million units.

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

Businesses

Soundsgood.com

      SoundsGood.com which was launched in October 2005, provides consumers with an easy way to access thousands of best selling audio books, classic radio shows and theatre performances, as well as a growing collection of audio newspapers, magazines, lectures, self help and wellness courses, modern day radio shows and other spoken word entertainment.

      SoundsGood.com   provides   customers  with  both  digital  downloads  for
immediate listening as well as the ability to purchase CDs and audiocassettes for those more comfortable with traditional media. SoundsGood supports digital downloads that are compatible with MP3 players, CD players, PCs and a growing number of smart cellular phones that support the Windows Media audio format.

      SoundsGood offers a wide range of audiobook titles ranging from New York Times best sellers to the obscure. There is a monthly subscription for two downloads, and individual purchases of CDs, cassettes and digital downloads are available at an additional cost.

Audio Book Club

      Audio Book Club was originally modeled after the traditional "book-of-the-month club" format and had a negative option requirement. This meant that, unless a member affirmatively declined the featured selection in our mailing on or prior to the designated reply date, the selection was automatically shipped to the member and the member was billed. We recently transitioned this business to one that has a positive option drop ship format, meaning that products are shipped only if the customer affirmatively orders the product, and that sells audiobooks via download, CD and cassette format.

      We mail one catalog approximately every month, which offers between 50 and 75 audio book titles. Audiobook Club customers are encouraged to make their purchases on Soundsgood.com by downloading their selections. Alternatively, customers can purchase their selections in traditional CD or cassette format. We purchase audiobooks on a wholesale basis and utilize the services of a third-party fulfillment provider, which allows us to ship the titles from its inventory. We also utilize the services of a third-party that provides order processing and data processing services. These services include accepting customer orders, implementing our credit policies, billing and invoicing. We intend to migrate our customer base over to Internet ordering and credit card purchases only.

Radio Spirits

      Radio Spirits sells old-time radio programs on audiocassettes and compact discs through retail, direct mail and online channels. Radio Spirits has a database of names of more than 400,000 catalog customers and prospects and sells its products in such well-known national chains as Barnes & Noble and Borders and online retailers such as Amazon.com. Radio Spirits' products can also be purchased online at www.radiospirits.com. The Radio Spirits content library consists of more than 65,000 hours of classic radio shows licensed on a primarily exclusive basis. Radio Spirits' library of classic radio shows includes episodes from the following notable series: The Shadow, The Jack Benny Program, The Bob Hope Show, Superman, Suspense and many others including famous stars such as Clark Gable, Cary Grant, Humphrey Bogart, Jimmy Stewart, Lucille Ball, Frank Sinatra, Judy Garland, Orson Welles and Bing Crosby. Radio Spirits also offers its old-time radio programs in a continuity format, a marketing program that automatically sends selections to a customer once an initial order is placed. Radio Spirits accounted for approximately 46.2% of our revenue in 2005.

      We have acquired exclusive licensing rights to a substantial majority of our old time radio library. These rights have been principally acquired from the original rights holders (actors, directors, writers, producers or others) or their estates. Our engineers use digital sound equipment to improve the sound quality of our old time radio programs and then we contract with third-party manufacturers to duplicate and manufacture our old time radio program cassettes and CDs.

      We utilize the services of a third-party fulfillment provider to warehouse and track our inventory, ship the ordered product, implement our credit policies, and provide data processing services, including billing and invoicing services.

MediaBay.com

      MediaBay.com  provides the  infrastructure  and support for all of our web
sites       including        www.audiobookclub.com,        www.radiospirits.com,
www.RadioClassics.com,     www.soundsgood.com,    and    www.msn.soundsgood.com.

RadioClassics  division

      RadioClassics was created to distribute our proprietary old-time radio content across multiple distribution platforms including traditional radio, cable television, satellite television (DBS), satellite radio and the Internet. RadioClassics currently distributes a national "classic" radio program, "When Radio Was" and can also be heard 24 hours a day on dedicated channels on both the Sirius Satellite Radio and XM Satellite Radio services.

Competition

      We compete for discretionary consumer spending with other mail order clubs, catalogs, direct marketers and traditional and on-line retailers that offer products with similar entertainment value as audiobooks and old-time radio programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have much greater financial resources.

      We compete for consumers of spoken word content with other Internet-based audio distributors, as well as with our existing competitors, such as distributors of audio on cassette tape or compact disc. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and the emergence of new and established companies. Inherent with this rapid increase in growth of digital media are new market entrants due to limited barriers to entry. We also continue to compete with (i) book store chains deep-discount and general merchandise retailers, mass merchandisers, mail order catalogs, content clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact discs. Examples in these categories are Borders, Barnes & Noble, Amazon.com, Books-a-Million, and Wal-Mart (ii) websites that offer downloadable access to spoken audio content using tools such as the RealPlayer or Windows Media Player, (iii) websites that offer downloadable access to spoken audio using their own technologies and audio players, such as Audible and Apple i-Tunes, and (iv) large Internet portals such as America Online, Inc. and Yahoo! Inc. which are either offering or have the potential to offer audio content. Moreover Audible, Inc., has begun to establish itself as a leader in downloadable spoken word content distribution.

Warranties and return policies

      Our policy is to accept returns of damaged audiobooks and old time radio programs. In order to maintain favorable customer relations, we generally accept returns of unopened audiobooks and old time radio products sold through our catalogs within 30 days of purchase. We also accept returns of unsold products sold on a wholesale basis.

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

Employees

      As of March 29, 2006 we had 27 full-time employees. Of these employees, 2 served in corporate management; 19 served in operational positions at our Audio Book Club operations and 6 served in operational positions at our old-time radio operations. We believe our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Item 1.  Risk Factors

                          Risks related to our business

      We have received a going concern opinion from our independent registered public accounting firm, which could adversely affect our stock price and our ability to raise capital.

      Amper, Politziner and Mattia, P.C, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2005, which highlights that current cash balances are insufficient to support operations for the next twelve months, thereby raising substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Amper, Politziner and Mattia, P.C's report on our financial statements could have an adverse effect on our stock price and ability to raise additional capital.

      Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.

      We have a history of losses, are not currently profitable, and expect to incur losses in the future.

      Since our inception, we have incurred significant losses. As of December 31, 2005, we had incurred an accumulated deficit of approximately $163 million. Losses are continuing and are expected to continue. We may not be able to achieve and sustain profitable operations.

      Our revenues have declined significantly and will continue to decline. We do not intend to devote sufficient funds to market to attract new Audio Book Club members and our revenue bases will continue to erode.

      Because we significantly reduced our marketing expenditures for new members, our club membership and revenues declined significantly. Sales for the year ended December 31, 2005 decreased 52.4% as compared to the year ended December 31, 2004. Audio Book Club sales for the year ended December 31, 2005 decreased 62.2% compared to the year ended December 31, 2004 as a result of a reduction in our advertising expenditures for new members. We do not anticipate conducting any significant new member acquisition marketing of Audio Book Club as we have moved to a new strategy to grow our business. As a result, our revenues will continue to decline until such time, if ever, as we successfully implement our new strategies.

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

      o     accurately assess inventory requirements; and

      o     develop new product delivery methods.

      We may not be able to license or produce desirable spoken word content, which could reduce or limit our ability to grow revenues.

      We could lose sales opportunities if we are unable to continue to obtain the rights to additional premium spoken word content or maintain our existing rights. We rely on third-party content providers to license premium spoken word content for digital download. These third party providers include publishers. In some cases, we may be required to pay substantial advances to obtain this third party content. In order to provide a compelling service, we must license a wide variety of spoken word content to our customers with attractive usage rules such as recording, output to digital audio devices, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth or access to the current best sellers of the titles necessary to satisfy increased demand arising from growth in our customer base, our customer satisfaction may be affected adversely. We cannot guarantee that we will be able to secure licenses to spoken word content or that such licenses will be available on commercially reasonable terms. Some of our license agreements expire over the several months unless they are renewed.

      If our third-party providers fail to perform their services properly, we may not be able to service our customers properly and our operations may not function effectively.

      Third-party providers conduct all of our Audio Book Club and a majority of our Radio Spirits customer service operations and process orders and collect payments for us. If these providers fail to perform their services properly, we, in turn, may not be able to service our customers properly, and, as a result, our Audio Book Club and Radio Spirits' customers could develop negative perceptions of our business, our operations might not function efficiently, collections of receivables could be delayed, our revenue could decline and our expenses could increase.

      If our marketing strategies to acquire new customers are not successful our sales growth will decline and our costs could increase.

      Many factors beyond our control, such as the public's receptiveness to direct mail or email solicitations, may affect the success of our marketing strategies. If our direct mail, internet and other marketing strategies are not successful, our per customer acquisition costs may increase and we may acquire fewer new customers than anticipated or the customers we do acquire may not purchase as many products as we anticipate, return products at a higher rate than we expect or fail to pay for their purchases. As a result, our sales growth would be inhibited and our costs would increase.

      New laws addressing the sending of e-mails may limit our ability to market or subject us to penalties.

      New laws recently enacted to limit "spam" e-mails may impact our ability to conduct e-mail campaigns. While we attempt to only use "opt-in" e-mail addresses (those belonging to customers that have affirmatively elected to receive emails from us) and to work with third parties whose lists consist of "opt-in" e-mails, the law may limit the number of third parties whose lists we can use or significantly reduce the number of e-mails within these lists. Limitations on our ability to continue the use of e-mail marketing campaigns could adversely affect our ability to attract new customers and increase our cost to acquire new customers.

      We face significant competition from a wide variety of sources for the sale of our products, which could prevent us from significantly increasing our revenues.

      We may not be able to compete effectively because of the significant competition in our markets from many competitors, many of whom are better financed and have greater resources than us, and from other products providing similar entertainment value, such as music on cassettes and CDs, printed books, videos and DVDs. We compete for discretionary consumer spending with other mail order clubs, catalogs, direct marketers and traditional and on-line retailers that offer products with similar entertainment value as audiobooks and old-time radio programs, such as music on cassettes and compact discs, printed books, videos, and laser and digital video discs. Many of these competitors are well-established companies, which have much greater financial resources.

      We compete for consumers of spoken word content with other Internet-based audio distributors, as well as with our existing competitors, such as distributors of audio on cassette tape or compact disc. The business of providing content over the Internet is experiencing rapid growth and is characterized by rapid technological changes, changes in consumer habits and preferences, and the emergence of new and established companies. Inherent with this rapid increase in growth of digital media are new market entrants due to limited barriers to entry. We also continue to compete with (i) book store chains deep-discount and general merchandise retailers, mass merchandisers, mail order catalogs, content clubs, and libraries that sell, rent, or loan audiobooks on cassette tape or compact discs. Examples in these categories are Borders, Barnes & Noble, Amazon.com, Books-a-Million, and Wal-Mart (ii) websites that offer downloadable access to spoken audio content using tools such as the RealPlayer or Windows Media Player, (iii) websites that offer downloadable access to spoken audio using their own technologies and audio players, such as Audible and Apple i-Tunes, and (iv) large Internet portals such as America Online, Inc. and Yahoo! Inc. which are either offering or have the potential to offer audio content. Moreover Audible, Inc., has begun to establish itself as a leader in downloadable spoken word content distribution.

      We have not fully complied with the terms of all of our license agreements and failure to do so may impair our ability to license products from some rightsholders.

      As of December 31, 2005, we had past due royalty payments under our licensing agreements aggregating $1,397,000. The publishers and other rightsholders to whom these payments would be payable have not requested royalty statements or payments. These amounts are accrued for and reflected in our financial statements.

      Additional risks relating to our change in strategy and our downloadable spoken word content offerings and online initiatives

      We are pursuing a new strategy of selling downloadable spoken word content and selling hard good format content online. We have limited experience in the emerging and competitive downloadable content distribution business and cannot assure you that we will be successful in transitioning, operating and growing our business. In the event that we are unable to successfully implement our new strategy, we will be required to pursue alternative business strategies, such as seeking to enter new markets or finding strategic partners with greater financial, marketing and other resources, and if we are unable to do so, discontinue operations.

      Our new strategy to focus on downloadable spoken word content and our online initiatives is subject to many uncertainties and could result in continuing losses and declining revenues until such time, if ever, it is successfully implemented.

      Historically, we have sold audiobooks through a membership club format and other spoken word content, substantially all in hard goods format (audio cassettes and compact discs). Over the past two years, we significantly reduced our new member and customer marketing activities.

      Because we are pursuing a new strategy, which focuses on downloadable spoken word content, we have transitioned the Audio Book Club to a positive option drop ship business and will not devote the funds necessary to acquire new Audio Book Club members to offset member attrition. As a result, our revenue will continue to decline, which will continue to negatively impact our performance. We expect this trend to continue until such time, if ever, as we generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites we may develop. There can be no assurance that we will meet these launch dates, or be able to successfully implement our new strategies or that implementation will result in increased revenues or profitable operations.

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

      The market for our service is uncertain and if consumers are not willing to use the Internet to purchase spoken audio content, our revenues will be limited.

      Downloading audio content from the Internet is a relatively new method of distribution and its growth and market acceptance is highly uncertain. Our success will depend in large part on more widespread consumer willingness to purchase and download spoken audio content over the Internet. Purchasing this content over the Internet involves changing purchasing habits, and if consumers are not willing to purchase and download this content over the Internet, our revenue  will  be  limited.  We  believe  that  acceptance  of  this  method  of distribution may be subject to network capacity constraints, hardware limitations, company computer security policies, the ability to change user habits, and the quality of the audio content delivered.

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

      If we do not provide digital rights management solutions in our download distribution services, content providers may refuse to license content to us and consumers may not purchase our content.

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

      Because we do not have a comprehensive disaster recovery plan and have only limited back-up systems, a disaster could severely damage our operations and could result in loss of customers.

      If our computer systems are damaged or interrupted by a disaster, including fire or major computer virus, for an extended period of time, we will not be able to service our customers until such time as we are able to repair our systems. This will result in a loss of revenue. We might also be unable to utilize customer data for direct marketing initiatives, which would also reduce revenue. We do not have a comprehensive disaster recovery plan in effect. Our operations depend upon our ability to maintain and protect our computer systems; all of which are located in our headquarters and at a third-party offsite hosting facility. Although we maintain insurance against general business interruptions, we cannot assure you that the amount of coverage will be adequate to compensate us for our losses.

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

      If we are unable to offer downloads of our content on non-PC devices, we may fail to capture a significant share of the market for digital media services and our revenues may be limited.

      In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to offer downloads of spoken word content on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services and our revenues may be limited.

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

      We could face liability and other costs relating to our storage and use of personal information about our users.

      Users  provide  us  with  personal  information,   including  credit  card
information, which we do not share without the user's consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

      We may not be able to protect our licenses or our intellectual property, which could jeopardize our competitive position. Unauthorized duplication of the content we sell could result in our liability for substantial damages and discourage other content providers from entering into agreements with us.

      If we fail to protect our customer lists, licenses or our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our licenses or other intellectual property. We rely on a combination of licenses, confidentiality agreements, and other contracts to establish and protect our intellectual property rights.

      We believe that we are able to license spoken word audio content in part because our service has been designed to reduce the risk of unauthorized duplication and playback of audio files. If these security measures fail, our content may be vulnerable to unauthorized duplication playback. If others duplicate the content we provide without authorization, content providers may terminate their agreements with us and hold us liable for substantial damages. Although we maintain general liability insurance, including insurance for errors or omissions, we cannot assure you that the amount of coverage will be adequate to compensate us for these losses. Security breaches might also discourage other content providers from entering into agreements with us. We may be required to expend substantial money and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

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

      Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering downloads of spoken word content.

                     Risks Relating to Our Capital Structure

      Our stock price has been and could continue to extreme volatility, which could result in delisting from Nasdaq if we fail to satisfy the $1.00 minimum bid request for our common stock.

      In September 2005, we received notification from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid request for continued listing of our common stock and, therefore were subject to delisting from the Nasdaq National Market. In October 2005, following shareholder and board approval, we effected a 6- for -1 share reverse split of our common stock and in November 2005, Nasdaq advised us that our common stock remained eligible for listing on the Nasdaq National Market. The market price of our common stock has remained subject to significant fluctuations, including trading at a closing sale price below $1.00 for consecutive trading days since regaining compliance with Nasdaq's $1.00 minimum bid price requirement. If our common stock again falls below $1.00 for a significant period of time, we will be required to seek to effect another reverse stock split or may be delisted from Nasdaq. If we are delisted from Nasdaq, the market for our securities may be more limited. Additionally, if we are delisted from Nasdaq and, at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our securities may be subject to the "penny stock" rules promulgated under the Securities Exchange Act. If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and securityholders may find it more difficult to sell their securities.

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

      The number of shares of common stock which are available for sale upon exercise of convertible preferred stock and exercise of warrants and options is substantial in relation to our currently outstanding common stock and the public float of our common stock, and could cause downward pressure on the market price for our common stock.

      The number of shares of common stock registered for resale upon exercise of convertible preferred stock and exercise of warrants and options is significantly greater than the number of shares currently outstanding and in the public float. If those securityholders determine to sell a significant number of shares into the market at any given time, there likely will not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading market for our common stock, or even the availability of such a large number of shares, could continue to depress the trading market for our common stock over an extended period of time.

      A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

      As of March 29, 2006, we had outstanding approximately 10,516,444 shares of common stock. In addition, a substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been registered for resale or held by their holders for over two years and are eligible for sale under Rule 144(k). There are currently outstanding options and warrants to purchase and convertible preferred stock convertible into an aggregate of approximately 18.4 million shares of our common stock and substantially all of the underlying shares are available for sale under effective registration statements. To the extent any of our warrants or options are exercised or convertible preferred stock is converted, your percentage ownership will be diluted and our stock price could be further adversely affected. Moreover, as the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

      Because our board of directors consists of three classes, it may be more difficult for a third party to acquire our company.

      Our by-laws divide our board of directors into three classes, serving staggered three-year terms. As a result, a shareholder acquiring a majority of the voting stock may not be able to appoint a majority of the members of our board of directors upon acquiring majority ownership because at least two annual meetings, instead of one, will be required to effect a change of control of a majority of the members of the board of directors. The staggered board of directors may make it more difficult for a third party to acquire, or may discourage acquisition bids for our company.

      Our outstanding  preferred  stock and our ability to designate  additional
      preferred  stock  could   adversely   affect  the  rights  of  our  common
      stockholders.

      Our articles of incorporation authorize our board of directors to issue up to 5,000,000 shares of "blank check" preferred stock without shareholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. We currently have two series of preferred stock outstanding all of which have liquidation preferences senior to our common stock. One of these series have approval rights with respect to amendments to our articles of incorporation which adversely affect the preferred stock, incurrence of indebtedness, payment of dividends and distributions, redemption of capital stock, the creation of other series of capital stock convertible into our common stock. Moreover, one of the series of preferred stock has voting rights, including an approval right with respect to certain corporate events, such as, mergers and other business combinations and certain sales and transfer of assets. The existence of our outstanding preferred stock and designation of additional series of preferred stock in the future could, among other results, adversely affect the voting power of the holders of common stock and, under certain circumstances, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

Item 2. Properties

      Our executive office is currently located at 2 Ridgedale Avenue, Cedar Knolls, New Jersey, where we lease approximately 12,000 square feet of office space. The lease expires in October 2008 and provides for minimum annual payments of $189,000 in 2006 and $198,000 in each of 2007 and 2008.

      We also subleased two offices in New York, New York from a company partially owned by our Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006. The lease amount is $3,000 per month. The annual lease payments in 2006 are $21,000.

Item 3. Legal Proceedings

We are not a party to any lawsuit or proceeding, which we believe is likely to have a material adverse effect on us.


Item 4. Submission of Matters to a Vote of Security Holders

      An Annual Meeting of Shareholders was held on October 6, 2005 at which time Mr. Jeffrey Dittus and Mr. Robert B. Montgomery were reappointed to serve as Class II directors until the Annual Meeting of Shareholders of the Company to be held in 2008. Shareholder voting for these directors was as follows:

Director                       Votes For               Votes Withheld
--------                       ---------               --------------
Jeffrey Dittus                 6,689,640                   58,898
Robert Montgomery              6,690,882                   57,656

      The shareholders also approved the adoption of a resolution to amend the Company's Articles of Incorporation to effect a combination (a "Reverse Split") of the Company's issued and outstanding Common Stock. The motion received 6,604,490 votes for and 120,420 votes against. The Board of Directors approved a 1 for 6 Reverse Split which became effective on October 25, 2005.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has been quoted on the Nasdaq National Market since November 15, 1999. From November 15, 1999 to October 24, 2005 it was quoted under the symbol "MBAY." In September 2005, we received a letter from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing of our common stock. From October 25, 2005 to November 25, 2005 our common stock temporarily traded under the symbol "MBAYD" and beginning November 25, 2005 it resumed trading under the symbol "MBAY", following receipt of a letter dated November 9, 2005, from Nasdaq indicating that our common stock remained eligible for listing on the Nasdaq National Market. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the fiscal quarters indicated, after giving retroactive effect to our October 2005 1-for-6 share reverse stock split.

                                                  High              Low
                                                 ------           ------
Fiscal Year Ended December 31, 2004
   First Quarter                                 $ 9.54           $ 3.12
   Second Quarter                                $ 4.32           $ 2.16
   Third Quarter                                 $ 2.94           $ 1.50
   Fourth Quarter                                $11.46           $ 1.98
Fiscal Year Ended December 31, 2005
   First Quarter                                 $ 9.54           $ 3.06
   Second Quarter                                $ 4.14           $ 2.34
   Third Quarter                                 $ 4.20           $ 1.44
   Fourth Quarter                                $ 2.31           $ 1.20


      On March 29, 2006 the last reported sale price of our common stock on the Nasdaq National Market was $0.95 per share. As of such date, there were approximately 149 record owners of our common stock; however, a number of our shares are held in street name and as such we believe that the actual number of beneficial owners is higher.

Dividend Policy

We have never declared or paid and do not anticipate declaring or paying any dividends on our common stock in the near future. The terms of our Series D preferred Stock prohibit us from declaring or paying any dividends or distributions on our common stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, capital requirements, business factors and other factors as our Board of Directors deems relevant.

Item 6. Selected Financial Data

         We have derived the selected statement of operations data for the years ended December 31, 2003, 2004 and 2005 and selected balance sheet data as of December 31, 2005 and 2004 from our audited consolidated financial statements that are included in this Report on Form 10-K. We have derived the selected statement of operations data for the years ended December 31, 2001 and 2002 and the selected balance sheet data as of December 31, 2001, 2002 and 2003 from our audited consolidated financial statements that are not included in this Report of Form 10-K.

      As a result of such factors as the capitalization and write-off of direct response advertising costs, recording of goodwill write-offs, severance and other termination costs and income tax benefit and subsequent expense, as well as fluctuations in operating results depending on the timing, magnitude and success of Audio Book Club new member advertising campaigns, and the changes in our strategy made in 2004, all as discussed elsewhere herein, comparisons of our historical operating results from year to year may not be meaningful.

      You should read the following selected consolidated financial data together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing elsewhere herein and with our consolidated financial statements and accompanying notes appearing at the end of this Report on Form 10-K:

                                                                             Years Ended December 31,
                                                           ------------------------------------------------------------
                                                             2001         2002         2003         2004         2005
                                                           --------     --------     --------     --------     --------
                                                                        (thousands, except per share data)
Statement of Operations Data:
Net sales                                                  $ 41,805     $ 45,744     $ 36,617     $ 18,831     $  8,955
Cost of sales                                                22,044       20,651       17,764       12,547        5,920
Advertising and promotion                                    15,893       10,156       10,452        5,546        2,091
Bad debt expense                                              2,833        2,821        3,940          829           51
General and administrative                                   15,694        8,347        6,816        6,043        6,895
Severance and other termination costs                            --           --          544           --          697
Depreciation and amortization                                 5,156        1,314          328          144          154
Non-cash write-down of intangibles                               --        1,224           --           --           --
Non-cash write-down of goodwill                                  --           --           --           --        3,502
                                                           --------     --------     --------     --------     --------
   Operating (loss) income                                  (19,815)       1,231       (3,227)      (6,278)     (10,355)
Interest income (expense), net                               (2,790)      (2,974)      (1,925)      (9,082)        (510)
Loss on early extinguishment of debt                                                                               (579)
                                                           --------     --------     --------     --------     --------
   Loss before income tax benefit (expense)                 (22,605)      (1,743)      (5,152)     (15,360)     (11,444)
Income tax benefit (expense)                                 17,200         (550)      (1,471)     (14,753)          --
                                                           --------     --------     --------     --------     --------
   Net loss                                                  (5,405)      (2,293)      (6,623)     (30,113)     (11,444)
Dividends on preferred stock                                     --          217          246          574        1,446
Deemed dividend on beneficial conversion of Series D
Preferred Stock                                                  --           --           --           --       17,423
                                                           --------     --------     --------     --------     --------
   Net loss applicable to common shares                    $ (5,405)    $ (2,510)    $ (6,869)    $(30,687)     (30,313)
                                                           ========     ========     ========     ========     ========

Basic and diluted loss applicable to common shares         $  (2.34)    $  (1.08)    $  (2.92)    $ (10.24)    $  (4.08)
                                                           ========     ========     ========     ========     ========
   Basic and diluted weighted average number of shares
                        outstanding                           2,310        2,348        2,350        2,996        7,430
                                                           ========     ========     ========     ========     ========

                                                                   As of December 31,
                                                  2001        2002        2003        2004        2005
                                                --------    --------    --------    --------    --------
                                                           (thousands, except per share data)
Balance Sheet Data:
Working capital (deficit)                       $ (4,167)   $ (4,336)   $(20,165)   $    720    $  5,364

Total assets                                      44,452      48,619      36,893      16,576      18,667

Current liabilities                               15,491      18,984      29,194       5,905       5,320

Long-term debt (less current portion)             15,849      14,680          --      16,852         608
Common stock subject to contingent put rights        758         758         125          --          --

Total Common Stockholders' equity (deficit)     $  8,562    $ 10,405    $  6,949    $ (6,181)   $ 12,739

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

      Amper, Politziner and Mattia, P.C, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2005, which highlights that current cash balances are insufficient to support operations for the next twelve months, thereby raising substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Amper, Politziner and Mattia, P.C's report on our financial statements could have an adverse effect on our stock price and ability to raise additional financing.

      Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.

      We report financial results on the basis of four business segments; Corporate, Audio Book Club, Radio Spirits and MediaBay.com. A fifth division, RadioClassics, is aggregated with Radio Spirits for financial reporting purposes. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. In 2005, our Audio Book Club segment had net sales of approximately $4.6 million, our Radio Spirits segment had net sales of approximately $4.1 million, and our MediaBay.com segment had sales of approximately $0.2 million.

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

      New sources of entertainment media continue to grow as the quantity and variety of content and its sources proliferate. The Internet has emerged as a powerful global communications and entertainment media, giving millions of people the ability to access large amounts of valuable pay-for-access media. Additionally, recent advances in technologies have made it possible to deliver digital downloads of music and spoken word content, such as audiobooks, newspapers and magazines. A key driving force in consumer acceptance of digital downloads has been the emerging market for handheld devices that play digital or compressed audio. Over the past few years, the music industry has been successful in creating a market for digital downloads. According to a report published January 19, 2006 by the International Federation of the Phonographic Industry, global sales of music via the Internet and mobile phones proliferated in 2005, generating sales of $1.1 billion for record companies a threefold increase on 2004. Accordingly, our strategy is to provide digital audio books to this rapidly growing audience of music buyers and mobile phone users who are using different broadband and wireless technologies to access their audio content.

      As a provider of secure WMA audio content, we hope to take advantage of the large worldwide installed base of windows media players on consumers desktops worldwide, and the growing number of smart phones that are being shipped with the new Windows Mobile 5.0 platform which includes a mobile windows media player that enables playback of the companies content on these mobile devices. While we cannot predict the adoption rate for our content on this technology platform, we have chosen to leverage the Microsoft technologies rather than build our own proprietary digital rights management and compression system due to the large market opportunity presented by this installed base and the difficulty and expense in creating a new unproven system and the complexity of intellectual property laws.

      In October 2005, we launched our digital distribution strategy through the launch of Soundsgood.com, our fully enabled digital storefront and technology platform. We also continue to enter into strategic agreements to license content and to distribute downloads to consumers. In December 2005, we launched our co-branded digital storefront with Microsoft at msn.soundsgood.com. We have also entered into distribution agreements with Real Network's Rhapsody and with MusicNet. We have gradually begun increasing our marketing efforts to drive customers to our storefronts, and expect to continue to do so at these modest levels until such time as we believe it will be cost effective to aggressively market to new customers, including our database of 2.5 million customers that have purchased audiobooks from us in the past.

      To date, our sales of digital downloads have been minimal. Our sales will continue to decline until such time as we generate significant sales from the implementation of our digital strategy.

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

      We record reductions to our revenue for future returns and record an estimate of future bad debts arising from current sales in general and administrative expenses. These allowances are based upon historical experience and evaluation of current trends. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected. In November 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", which addresses the income statement classification of certain credits, allowances, adjustments, and payments given to customers for the services or benefits provided. We adopted EITF No. 01-9 effective January 1, 2002, and, as such, have classified the cost of these sales incentives as a reduction of sales. The effect on sales of applying EITF No. 01-9 in 2003, 2004 and 2005 was $60,000, $48,000 and $62,000
respectively.

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

Accounts receivable valuation

      We record an estimate of our anticipated bad debt expense and return rates based on our historical experience. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate, or if the payment or buying behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required. For example, a one percent increase in returns as a percentage of gross sales for the year ended 2005, assuming a constant gross profit percentage and all other expenses unchanged, would have resulted in a decrease in net sales of $108,000 and an increase in net loss available to common shares of $37,000. A one percent increase in bad debt expense as a percentage of net sales, assuming all other expenses were unchanged, would have resulted in an increase in bad debt expenses and corresponding increase in net loss available to common shares of $90,000.

Income Taxes

      The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management.

      Based on a change in our strategy, which we believe will result in lower sales and losses in the near term, but ultimately will be more profitable, we have determined that it is more likely than not that we will, in the foreseeable future, be unable to realize all or part of our net deferred tax asset. We have accordingly made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the fourth quarter of 2004, the period when such determination was made.

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We conducted our annual impairment test for 2005 in February 2006 and for 2004 in January 2005, utilizing the services of an independent appraiser, and our annual impairment tests for 2003 in October 2003. We recorded an impairment charge of $3,502,000 at December 31, 2005 as a result of the impairment test conducted in February 2006.

Results of Operations

      The following tables set forth, for the periods indicated, historical operating data as a percentage of net sales:

                                                   Year Ended December 31,
                                                 ---------------------------
                                                 2003       2004       2005
                                                 ----       ----       ----
Net sales                                        100%       100%       100%
Cost of sales                                      49         67         66
Advertising and promotion                          29         29         23
Bad debt expense                                   11          4          1
General and administrative expense                 18         32         77
Severance and other termination costs               1         --          8
Depreciation and amortization expense               1          1          2
Charge for impairment of goodwill                  --         --         39
Interest expense, net                               5         48          6
Loss on early extinguishment of debt               --         --          6
Income tax expense (benefit)                        4         78         --
                                                 ----       ----       ----
   Net (loss)                                     (18)      (160)      (128)
                                                 ----       ----       ----
Dividends on preferred stock                        1          3         16
Deemed dividends on beneficial conversion of       --         --        195
   Series D Preferred Stock                      ====       ====       ====
   Net (loss) applicable to common shares         (19)%     (163)%     (339)%
                                                 ====       ====       ====


Year ended December 31, 2005 compared to year ended December 31, 2004

Net Sales
   $(000's)
                              2004      2005       Change         %
                             -------   -------    -------       -----
Sales
        Audio Book Club      $12,304   $ 4,648    $(7,656)      (62.2%)
                             ------------------------------------------
        Radio Spirits
               Catalog         3,248     2,591       (657)      (20.2%)
               Wholesale       1,671     1,009       (662)      (39.6%)
               Continuity      1,403       534       (869)      (61.9%)
                             ------------------------------------------
                               6,322     4,134     (2,188)      (34.6%)
                              ------------------------------------------
        MediaBay.com             205       173        (32)      (15.6%)

         Total                $18,831   $ 8,955    $(9,876)      (52.4%)
                             ==========================================

      Audio Book Club sales decreased principally due to a decrease in club membership as a result of discontinuing our advertising expenditures for new members.

      In the second quarter of 2005, we changed our business model from that of a traditional "book-of-the-month club" with a negative option format to a business selling audiobooks and other audio entertainment under a positive option drop ship format. Under the negative option format, unless the member affirmatively declined the audiobook selection featured in our mailing on or prior to the designated reply date, the featured item was automatically shipped to the member and the member was billed for the product. Under our current positive option drop ship format, products are shipped only if and when the customer affirmatively orders them. As a result of this change, we anticipate lower returns from our customers in future periods.

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


Cost of sales
   $(000's)
                                   As a %                      As a %
                       2004    of NetSales      2005    of Net Sales     Change        %
                     ----------------------------------------------------------------------
Audio Book Club      $ 8,469         68.8%    $ 3,488          75.0%     $ 4,981       58.8%
                     ----------------------------------------------------------------------
Radio Spirits
      Catalog          1,476         45.5%      1,261          48.7%         215       14.6%
      Wholesale        1,346         80.6%        934          92.6%         412       30.6%
      Continuity         495         35.3%        237          44.4%         258       52.1%
      Other              760         12.0%         --            --          760      100.0%
                     ----------------------------------------------------------------------
                       4,077         64.5%      2,432          58.8%       1,645       40.3%
                     ----------------------------------------------------------------------
MediaBay.com               1          0.3%         --           0.0%           1      100.0%
                     ----------------------------------------------------------------------
Total                $12,547         66.6%    $ 5,920          66.1%     $ 6,627       52.8%
                     ----------------------------------------------------------------------

      The principal reason f or the de cline in cost of sales at Audio Book Club was a reduction in sales of 62.2% as described above. Cost of sales as a percentage of sales at Audio Book Club for the year ended December 31, 2005 was 75.0% compared to 68.8% for 2004. The increase in cost of sales as a percentage of sales is principally due to an increase in product and related royalty costs as a percentage of sales (accounting for 42% of the increase) since a smaller active membership requires us to purchase finished goods from publishers rather than the licensing and manufacturing of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers, higher sales of unabridged and CD titles with higher costs and higher manufacturing costs due to lower volumes until in the second quarter of 2005 we moved our warehouse and fulfillment operations to a facility which allows us to drop ship from its inventory and accordingly we have changed from licensing and manufacturing our audiobook titles to buying on a wholesale basis. Under our new buying arrangement we are buying products at a fixed percentage off of manufacturer's suggested retail price. The cost of the new arrangement will be dependent on future sales volume. Additionally, an increase in fulfillment costs as a percentage of sales (accounting for 58% of the increase) due to the fixed cost of fulfillment being allocated over lower sales as well as one time programming and transition costs associated with the change in our fulfillment operations and the move from a negative option book club to a business selling audiobooks and other audio entertainment without a negative option requirement contributed to the increase in cost of sales as a percentage of sales at Audio Book Club.

      Cost of Radio Spirits catalog sales increased as a percentage of sales to 48.7% for year ended December 31, 2005 as compared to 45.5% for 2004, principally due to higher royalty and fulfillment costs as a percentage of the lower sales volume due to the fixed portion of royalty advances and warehousing and fulfillment costs. The cost of wholesale sales as percentage of sales increased to 92.6% for the year ended December 31, 2005 as compared to 80.6% for 2004, principally due to a greater portion of fixed costs, the fixed cost of warehousing and fulfillment (accounting for 54% of the increase) and royalty advances (accounting for 46% of the increase) in relation to the lower sales volume. The cost of World's Greatest Old-Time Radio continuity sales as a percentage of sales increased to 44.4% for the year ended December 31, 2005 as compared to 35.3% for 2004, principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

      In the second quarter of 2005, due to the change in strategy for our audiobook club we recorded a $305,000 write-down of royalty advances to what we believe is net realizable value at December 31, 2005. In 2004 we recorded $3.0 million of charges relating to Audio Book Club representing $1.9 million in inventory write-downs and $1.1 million for the write-down of royalty advances. Additionally, we recorded $760,000 in charges relating to Radio Spirits representing the write-down of inventory of $560,000 and royalty advances of $200,000 included in the other category on the chart above as they are not able to be allocated to any one business line within Radio Spirits.


Advertising and promotion
    $(000's)                         2004       2005     Change        %
                                    -------    -------   -------     ------
Audio Book Club
             New member             $   414    $    --   $   414      100.0%
             Current Member             994        448       546       54.9%
                                    ---------------------------------------
 Total Audio Book Club                1,408        448       960       68.2%
                                    ---------------------------------------
 Radio Spirits
             Catalog                    787        760        27        3.4%
             Wholesale                   57         43        14       24.6%
             Continuity                   6          0         6      100.0%
                                    ---------------------------------------
Total Radio Spirits                     850        803        47        5.5%
                                    ---------------------------------------
New Projects                            164        824      (660)    (402.4)%
                                    ---------------------------------------
Total Spending                        2,422      2,075       347       14.3%
                                    ---------------------------------------
Amount Capitalized                     (354)        --      (354)     100.0%
Amount Amortized                      3,478         16     3,462       99.5%
                                    ---------------------------------------
Advertising and Promotion Expense   $ 5,546    $ 2,091   $ 3,455       62.3%
                                    =======================================

      Advertising and promotion expenses decreased to $2.1 million for the year ended December 31, 2005 as compared to $5.5 million in 2004, principally due to lower amortization of deferred customer acquisition costs. In the fourth quarter of 2004, based on the change in our strategy, described above, we determined that the future net revenue from our Audio Book Club would not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly, we wrote-off $846 the carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense in 2004 and lower expense in 2005. The decrease in spending was due to the lack of new customer marketing for Audio Book Club new customers due to our change in strategy as described above and decreased advertising to existing customers due to the reduction in Audio Book Club customers because of customer attrition with no marketing to replace leaving members.

      In 2005, we spent $824,000 related to new projects, principally direct marketing related to the promotion of digital downloads of spoken word entertainment.

Bad debt expense

                                              As a %                  As a %
$(000's)                             2004   of Net Sales    2005   of Net Sales    Change     %
                                     ----       ---         ----        ---         ----    ----
Audio Book Club                      $744       6.0%        $  8        0.2%        $736    98.9%
                                     ----       ---         ----        ---         ----    ----
Radio Spirits
            Catalog                    --       0.0%          --        0.0%          --         *
            Wholesale                  15       0.9%          15        1.5%          --     0.0%
            Continuity                 70       5.0%          28        5.3%          42     59.8%
                                     ----       ---         ----        ---         ----    ----
                                       85       1.3%          43        1.0%          42    49.3%
                                     ----       ---         ----        ---         ----    ----
MediaBay.com                           --      --             --         --           --     --
                                     ----       ---         ----        ---         ----    ----
Total                                $829       4.4%        $ 51        0.6%        $778    93.9%
                                     ====       ===         ====        ===         ====    ====

      The principal reason for the decline in bad debt expense at Audio Book Club was a reduction in net sales of 62.2% as described above. Bad debt expense as a percentage of sales at Audio Book Club for the year ended December 31, 2005 was 0.2 %, compared to 6.0% for the year ended December 31, 2004. The decrease in bad debt expense as a percentage of net sales at Audio Book Club was principally due to better than anticipated payments from remaining core members who historically have been good paying customers.

General and administrative

                                         As a %                    As a %
    $(000's)                2004     of Net Sales        2005   of Net Sales     Change       %
                            ----     ------------        ----   ------------     ------       -
Audio Book Club             $  2,379     19.3%       $  1,452        31.2%      $  927     39.0%
Radio Spirits                    959     15.2%            858        20.8%         101     10.5%
MediaBay.com                     621    302.7%            561       325.1%          60      9.6%
Corporate                      2,084                    4,024         0.0%      (1,940)   (93.1%)
                            --------------------------------------------------------------------------
Total                       $  6,043     32.1%       $  6,895        77.0%      $ (851)   (14.1%)
                            ==========================================================================

      The increase in general and administrative expenses of $851,000 for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is principally due to increases in payroll and related costs of $347,000, travel and entertainment expenses of $72,000, and professional fees of $440,000. The increase in payroll was mainly attributable to various bonuses paid in the second quarter of 2005 and the hiring, retention and promotion of key employees. The increase in travel and entertainment expenses relates mainly to business development travel incurred to build the new digital download business. The increase in professional fees was mainly attributable to legal and consulting fees associated with the transition to the new download business strategy, as well as an increase in accounting fees related to Sarbanes-Oxley compliance.

Termination costs
                                          Year ended December 31,
                                        -------------------------
$(000's)                                   2004          2005
                                        ----------    -----------
Termination costs...................    $    --       $     697
                                        ==========    ===========

      In the second quarter of 2005, the employment of one senior executive who had an employment agreement was terminated and the employment of several employees, one of which had an employment agreement, was also terminated. We agreed to make aggregate settlement payments totaling $697,000 payable through March 2006.

Depreciation and amortization

                                                       Year ended
                                                      December 31,
                                                 -------------------------
$(000's)                                            2004           2005
                                                 ----------    -----------
Depreciation:
    Audio Book Club.............................    $   83        $   126
    Radio Spirits...............................        37             20
                                                 ----------    -----------
       Total depreciation.......................       120            146
Amortization:
    Corporate...................................        24              8
                                                 ----------    -----------
           Total depreciation and amortization..    $  144        $   154
                                                 ==========    ===========

      The increase in depreciation and amortization expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is principally attributable to depreciation on fixed asset additions in 2005, partially offset by reductions in the amortization of intangibles, which had been fully amortized or written off during the year ended December 31, 2004.

Charge on impairment of goodwill
                                          Year ended December 31,
                                        --------------------------
$(000's)                                   2004            2005
                                        -----------     ----------


Charge on impairment of goodwill....        --            $ 3,502
                                        ===========     ==========

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we ceased amortization of goodwill as of January 1, 2002. We performed annual impairment tests as of December 31, 2005, 2004 and 2003 in February 2006, January 2005 and October 2003, respectively. We recorded an impairment charge of $3,502 at December 31, 2005 as a result of the impairment test conducted in February 2006.


Interest expense
                                                              2004         2005          Change               %
                                                            --------     -------        ---------         ---------
$ (000's)
Total interest paid                                         $  1,045     $   677        $    (368)          (35.2%)
Interest accrued                                                  25         -                (25)         (100.0%)
Interest included in principle amount of debt (1)                521         -               (521)         (100.0%)
Amortization of deferred financing costs
and original issue discount                                    1,341          90           (1,251)          (93.3%)
Loss from early extinguishment of debt                         1,532         579             (953)          (62.2%)
Beneficial Conversion of Debt                                  3,991         -             (3,991)          (100.0%)
Inducement to Convert                                            391         -               (391)          (100.0%)
Interest converted to preferred stock                            254         -               (254)          (100.0%)
                                                            --------     -------        ---------         ---------
Total interest expense                                         9,100       1,346           (7,754)           (85.2%)

Interest Income                                                  (18)       (257)             239         (1,327.8%)
                                                            --------     -------        ---------         ---------
Net interest expense                                        $  9,082     $ 1,089        $  (7,993)           (88.0%)
                                                            ========     ========       =========         =========

      (1) For the year ended December 31, 2004 we had outstanding loan agreements that provided for accrued interest on the loans to be added to the principal amount of the debt.

      The decrease in interest expenses is principally due to the conversion of debt into preferred stock and common stock in 2004 and the payment of the senior debt facility and related party debt in connection with our March 2005 Series D preferred stock financing described below under "Liquidity and capital resources
- Financing activities."

Income tax expense

                                   Year ended December 31,
                                ------------------------------
$ (000's)                           2004             2005
                                -------------     ------------

Income tax expense...........    $  14,753           $  --
                                 =========           =====

      The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management.

      Based on the change in our distribution strategy, described above, we have determined that it is more likely than not (a likelihood of more than 50%) that we will be unable to realize all or part of our net deferred tax asset. Accordingly, we have made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income of $14.8 million in the fourth quarter of 2004, the period when such determination was made.

      We have provided a full valuation allowance against the increase in deferred tax assets relating to our loss in 2005.

Preferred stock dividends
                                                   2004        2005
                                                   ----        ----
$ (000's)

Dividends accrued on Series A Preferred Stock    $    228    $     50
Dividends accrued on Series B Preferred Stock          28           2
Dividends accrued on Series C Preferred Stock         318         100
Dividends accrued on Series D Preferred Stock          --       1,294
                                                 --------------------
Total dividends accrued on preferred stock            574       1,446
Deemed dividend on beneficial conversion of
Series D Preferred Stock                               --      17,423
                                                 --------------------
Total                                            $    574    $ 18,869
                                                 ====================

      The shares of our Series D Preferred Stock are convertible at any time at the option of the holder into shares of our common stock at the rate of $3.30 per share, and each warrant issued in connection with our March 2005 Series D Preferred Stock financing is exercisable to purchase one share of our common stock at an exercise price of $3.36 per share. The market price for our common stock at March 21, 2005 was $4.14. We recorded a non-cash deemed dividend in the amount of $17,423,000 to reflect the value of the beneficial conversion feature of the Series D Preferred Stock and increased contributed capital by $17,423,000. The recording of the dividend had no effect on our cash or net equity.

      The increase in preferred stock dividends for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is due to the accrual of dividends for the Series D Preferred Stock issued in March 2005, as described below in "Liquidity and capital resources - Recent financing transaction."

      During the second quarter of 2005, 1,180 shares of Series D Preferred Stock were converted into 361,700 shares of common stock and between July 1, 2005 and during the third quarter an additional 13,657 shares of Series D Preferred Stock and related dividends were converted into 4,159,822 shares of common stock. These conversions and future conversions, if any, will reduce the preferred stock dividend in future periods.

Loss  applicable  to  common stockholders

$(000's)                                          Year ended December 31,           From 2004 to 2005
                                              -----------------------------     -------------------------
                                                   2004             2005        $ change         % change
                                              ------------     ------------     --------         --------
Loss applicable to common stockholders.....   $   (30,687)     $    (30,313)    $    374            1.2%
                                              ============     =============    ========            ====

      Principally due to the deemed dividend for beneficial conversion of Series D Preferred Stock of $17,423,000 charge on impairment of goodwill of $3,502,000 and lower sales, our net loss applicable to common shares for the year ended December 31, 2005 was $30.3 million or $4.08 per diluted share.

      Principally due to reduced sales and interest expense, including beneficial conversion charges, and recognition of deferred tax expenses, our net loss applicable to common shares for the year ended December 31, 2004 was $30.7 million, or $10.24 per diluted share.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net sales

                                                   Year ended December 31,
                                 ------------------------------------------------------------           Change from
$(000's)                                     2003                           2004                       2003 to 2004
                                 -------------  --------------   -------------  -------------   ----------------------------
                                      $           As a % of           $          As a % of
                                    amount        net sales         amount       net sales        $ change       % change
                                 -------------  --------------   -------------  -------------   --------------  ------------
Audio Book Club...............      $  26,380           72.0%       $  12,303          65.3%      $  (14,076)       (53.4)%
                                 -------------  --------------   -------------  -------------   --------------
Radio Spirits:
   Catalog....................          4,210           11.5%           3,248          17.2%            (962)       (22.8)%
   Wholesale..................          3,048            8.3%           1,671           8.9%          (1,377)       (45.2)%
   Continuity.................          2,841            7.8%           1,403           7.5%          (1,438)       (50.6)%
                                 -------------  --------------   -------------  -------------   --------------
     Total Radio Spirits......         10,099           27.6%           6,322          33.6%          (3,777)       (37.4)%
                                 -------------  --------------   -------------  -------------   --------------
MediaBay.com..................            138            0.4%             205           1.1%              67         48.7%
                                 -------------  --------------   -------------  -------------   --------------
                                    $  36,617          100.0%       $  18,831         100.0%      $  (17,786)       (48.6)%
                                 =============  ==============   =============  =============   ==============

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

Cost of sales

                                                   Year ended December 31,
                                 ------------------------------------------------------------           Change from
$(000's)                                     2003                           2004                       2003 to 2004
                                 -------------  --------------   -------------  -------------   ----------------------------
                                      $           As a % of           $          As a % of
                                    amount        net sales         amount       net sales        $ change       % change
                                 -------------  --------------   -------------  -------------   --------------  ------------

Audio Book Club..........        $   12,392            47.0%       $    8,469          68.8%          $(3,923)       (31.7)%
                                 -------------  --------------   -------------  -------------   --------------  ------------
Radio Spirits:
   Catalog...............             2,015            47.9%            1,476           45.5             (539)       (26.7)
   Wholesale.............             2,057            67.5%            1,346           80.6             (711)       (34.6)
   Continuity............             1,295            45.6%              495           35.3             (800)       (61.8)
   Other                                 --               --              760           12.0              760        100.0
                                 -------------  --------------   -------------  -------------   --------------  ------------
     Total Radio Spirits.             5,367            53.1%            4,077           64.5           (1,290)       (24.0)
MediaBay.com.............                 5               --                1            0.3               (4)       (80.0)
                                 -------------  --------------   -------------  -------------   --------------  ------------
                                 $   17,764            48.5%       $   12,547           66.7%         $(5,217)       (29.4)%
                                 =============  ==============   =============  =============   ==============  ============

      The principal reason for the decline in cost of sales at Audio Book Club was a reduction in net sales of 53.4% as described above. Cost of sales as a percentage of net sales at Audio Book Club for the year ended December 31, 2004 was 68.8%, compared to 47.0% for 2003.

      We are committed to digitizing and encoding our library of spoken word content and making our content available to the digital customer as described in the introduction to this section and are transitioning our business from a predominately mail order business to an Internet based business. The increase in cost of sales as a percentage of sales was mainly attributable to $1.87 million of inventory written down to net realizable value due to a reduction in Audio Book Club members and our new focus on delivering our audiobooks and other spoken word products via downloads and $1.1 million of write-downs to royalty advances paid to audiobook publishers and other license holders, which will not be recoverable due to our new focus on delivering spoken word products via downloads.

      As a percentage of net sales, cost of sales at Radio Spirits increased to 64.5% for the year ended December 31, 2004 from 53.1% for the year ended December 31, 2003. Cost of catalog sales decreased as a percentage of net dales to 45.5% as compared to 47.9% for the year ended December 31, 2003 principally due to less discounting in the catalogs. The cost of wholesale sales as a percentage of net revenue increased to 80.6% as compared to 67.5% for the year ended December 31, 2003 principally due to sales to discounters of discontinued items. The cost of World's Greatest Old-time Radio continuity sales as a percentage of sales decrease to 35.3% from 45.6% principally due to the smaller number of new customers in 2004 whose initial purchase has as very high cost of goods sold. In the fourth quarter of 2004, we reviewed our product mix of offerings to both our mail order and wholesale Radio Spirits customers. We have experienced a significant shift in the mix between compact discs and cassettes and will substantially reduce the number of cassette offerings in the future. Accordingly, we wrote off $560,000 of cassette inventory as well as a portion of our CD inventory relating to older products and $200,000 of royalty advances which we do not expect to recoup. The write off amounts are included in the other category on the chart above as they are not able to be allocated to any one business line within Radio Spirits.

      In the fourth quarter of 2003, we evaluated the performance of Audio Passages, an Audio Book Club marketing program tailored to listeners with an interest in Christian product, and determined based on past performance and expected future performance that we should terminate the Audio Passages marketing program. In connection with the termination of the Audio Passages marketing program, we took a strategic charge for the establishment of a reserve for obsolescence of Audio Passages inventory of $0.3 million.

Advertising and promotion

                                               Year ended December 31,             From 2003 to 2004
                                            ------------------------------    -----------------------------
$(000's)                                        2003            2004           $ change        % change
                                            --------------  --------------    -----------   ---------------
Audio Book Club:
    New member............................      $   2,092         $   414      $ (1,678)          (80.2)%
   Current member.........................          1,993             994          (999)          (50.1)%
                                            --------------  --------------    -----------
      Total Audio Book Club...............          4,085           1,408        (2,677)          (65.5)%
Radio Spirits:
   Catalog................................            964             787          (177)          (18.4)%
   Wholesale..............................             74              57           (17)          (22.3)%
   Continuity.............................            775               6          (769)          (99.2)%
                                            --------------  --------------    -----------
      Total Radio Spirits.................          1,813             850          (963)          (53.1)%
                                            --------------  --------------    -----------
New projects..............................            339             164          (175)          (51.6)%
                                            --------------  --------------    -----------
Total spending............................          6,237           2,422          3,815            61.2%
Amount capitalized........................        (2,410)           (354)        (2,056)          (85.3)%
Amount amortized..........................          6,625           3,478          3,147            47.5%
                                            --------------  --------------    -----------
Advertising and promotion expense.........      $  10,452         $ 5,546      $ (4,906)          (46.9)%
                                            ==============  ==============    ===========

      Advertising and promotion decreased $4.9 million to $5.5 million or 46.9% for the year ended December 31, 2004 from the year ended December 31, 2003 of $10.4 million. Actual advertising expenditures for the year ended December 31, 2004 decreased $3.8 million to $2.4 million from $6.2 million during the year ended December 31, 2003. The decrease was due to a minimal amount of new member marketing for Audio Book Club new members due to cash constraints and our change in strategy as described above and decreased advertising to existing members due to the reduction in Audio Book Club membership because of normal member attrition with no marketing to replace leaving members. Radio Spirits continuity advertising was reduced due to cash constraints. We spent $164,000 on new projects in 2004 principally marketing tests for the digital business.

      Included in Audio Book amortization in 2004 is an adjustment to write-off the carrying amount of the capitalized advertising in the amount of $846,000 due to the change in strategy described above. In 2003 we wrote off $0.5 million in capitalized advertising in connection with the termination of the Audio Passages marketing program.

Bad debt expense

                                                   Year ended December 31,
                                 ------------------------------------------------------------           Change from
$(000's)                                     2003                           2004                       2003 to 2004
                                 -------------  --------------   -------------  -------------   ----------------------------
                                      $           As a % of           $          As a % of
                                    amount        net sales         amount       net sales        $ change       % change
                                 -------------  --------------   -------------  -------------   --------------  ------------
Audio Book Club..........          $ 3,404            12.9%          $   744           6.0%       $  (2,660)        (78.1)%
                                 -------------  --------------   -------------  -------------   --------------
Radio Spirits:
   Catalog...............               --             --                 --            --               --            --%
   Wholesale.............               15            0.5                 15           0.8               --            --%
   Continuity............              521           18.3                 70           5.2             (451)        (86.5)%
                                 -------------  --------------   -------------  -------------   --------------
     Total Radio Spirits.              536            5.3                 85           1.3             (451)        (84.1)%
MediaBay.com.............               --             --                 --            --               --            --%
                                 -------------  --------------   -------------  -------------   --------------
                                   $ 3,940            10.8%          $   829           4.4%       $   3,111         (79.0)%
                                 =============                   =============                  ==============

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

General  and administrative


                                                   Year ended December 31,
                                 ------------------------------------------------------------           Change from
$(000's)                                     2003                           2004                       2003 to 2004
                                 ----------------------------    ----------------------------   ----------------------------
                                      $           As a % of           $          As a % of
                                    amount        net sales         amount       net sales        $ change       % change
                                 -------------  --------------   -------------  -------------   --------------  ------------
Audio Book Club.......           $  2,626           10.0%          $  2,379           19.3%          $   (247)         (9.4)%
Radio Spirits.........              1,163           11.5%               959           15.2%              (204)        (17.5)%
MediaBay.com..........                614                               621                                 7           1.1%
Corporate.............              2,413                             2,084                              (329)        (13.6)%
                                 -------------                   -------------                  --------------
                                 $  6,816           18.6%          $  6,043           32.1%          $   (773)        (11.3)%
                                 =============                   =============                  ==============

      General and administrative expenses at Audio Book Club declined principally due to reductions in payroll and related costs due to reduced staff. General and administrative expenses at Radio Spirits for the year ended December 31, 2004 declined principally due to reductions in payroll of $136,000 due to reduced staff and reduced commissions to outside sales personnel of $127,000 due to lower wholesale sales. Our corporate general and administrative expenses for the year ended December 31, 2004 declined principally due to lower payroll of $257,000 costs due to fewer employees.

Termination costs

                                              Year ended December 31,
                                          -------------------------------
$(000's)                                      2003              2004
                                          -------------     -------------
Termination costs......................      $ 544              $ --
                                          =============     =============

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

Depreciation and amortization

                                             Year ended December 31,
                           ------------------------------------------------------------           Change from
$(000's)                               2003                           2004                       2003 to 2004
                           ----------------------------    ----------------------------   ----------------------------
                                $           As a % of           $          As a % of
                              amount        net sales         amount       net sales        $ change       % change
                           -------------  --------------   -------------  -------------   --------------  ------------
Depreciation:
  Audio Book Club.....        $  104            0.4%            $   83           0.7%            $   (21)        (19.9)%
  Radio Spirits.......            42            0.4%                37           0.6%                 (5)        (11.9)%
                           -------------                   -------------                  --------------
   Total depreciation.           146                               120                               (26)
                           -------------                   -------------                  --------------
Amortization:
   Corporate..........           182             --                 24             --               (158)        (87.0)%
                           -------------                   -------------                  --------------
Total depreciation and
  amortization........        $  328            0.9%            $  144           0.8%           $   (184)        (75.0)%
                           =============                   =============                  ==============

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

Interest expense

                                                   Year ended December 31,            From 2003 to 2004
                                               -------------------------------- ------------------------------
$(000's)                                            2003             2004        $ Change          % Change
                                               ---------------  --------------- ------------     -------------
Interest paid..............................      $      384          $ 1,045     $   661           159.1%
Interest accrued...........................              74               25         (49)          (66.2)%
Accrued interest included in principle amount
   of debt outstanding.....................             907              521        (386)          (42.6)%
Amortization of deferred financing costs and
   original issue discount.................             560            1,341        (781)         (139.5)%
Loss on early extinguishment of debt.......              --            1,532       1,532              --
Beneficial conversion expense..............              --            3,991       3,991              --
Inducement to convert......................              --              391         391              --
Interest converted to preferred stock......              --              254         254              --
Less: Interest income......................              --              (18)        (18)             --
                                               ---------------  --------------- ------------
Total interest expense.....................          $1,925          $ 9,082      $ 7,157          371.8%
                                               ===============  =============== ============

      The increase in interest expenses is principally due to increased debt and higher interest costs and amortization of debt discount relating to the 2004 financing transactions as described below in "Liquidity and capital resources - Recent financing transactions."

      Net loss before income taxes for the year ended December 31, 2004 was $15.4 million as compared to a net loss before income taxes for the year ended December 31, 2003 of $5.2 million.

Income tax expense

                                   Year ended December 31,              From 2003 to 2004
                                ------------------------------  -------------------------------
$ (000's)                           2003             2004         $ change          % change
                                -------------     ------------  -------------     -------------
Income tax expense...........     $ 1,471          $  14,753     $ (13,282)          902.9%
                                =============     ============  =============     =============

      The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management.

      Based on the change in our distribution strategy, described above, we have determined that it is more likely than not (a likelihood of more than 50%) that we will be unable to realize all or part of our net deferred tax asset. Accordingly, we have made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income of $14.8 million in the fourth quarter of 2004, the period when such determination was made.

      During the years ended December 31, 2003, we utilized $1,471,000, of the $17.2 million deferred tax asset recorded in 2001. Accordingly, we recorded income tax expense of $1,471,000 for the year ended December 31, 2003.

Preferred stock dividends

                                                      Year ended December 31,               From 2003 to 2004
                                                   -------------------------------    ------------------------------
$ (000's)                                              2003             2004            $ Change         % Change
                                                   --------------   --------------    --------------   -------------
Series A Preferred Stock dividends............        $   228           $  228            $ --                 --%
Series B Preferred Stock dividends............             18               28               10              55.6%
Series C Preferred Stock dividends............             --              318              318                --%
                                                   --------------   --------------    --------------
Total dividends accrued on preferred stock....        $   246           $  574              328             133.3%
                                                   ==============   ==============    ==============

      The increase in preferred stock dividends for the year ended December 31, 2004 as compared to the year ended December 31, 2003, is due to an increase in dividends for Series B Preferred Stock which was issued May 2003 and outstanding for only part of 2003 and dividends on the Series C Preferred Stock issued in May 2004. Our Principal Shareholder agreed to exchange the principal of certain notes, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $3.8 million and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519,000 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into (i) an aggregate of 930,064 shares of Common Stock at an effective conversion price of $4.68, and (ii) warrants to purchase an aggregate of 1,860,128 shares of Common Stock. The Series C Preferred Stock accrues dividends at the rate of 9% per annum.

Loss applicable to common stockholders

                                                    Year ended December 31,
                                               ----------------------------------  --------------
$(000's)                                             2003             2004           $ change
                                               ----------------- ----------------  --------------
Loss applicable to common stockholders.....         $ 6,869        $  30,687         $ 23,818
                                                    =======        =========         ========

      Principally due to reduced sales and higher interest costs, partially offset by lower advertising, bad debt expense, certain write-offs and strategic charges described above general and administrative expenses, increased interest expenses, including beneficial conversion charges and recognition of deferred tax expenses, our net loss applicable to common shares for the year ended December 31, 2004 increased $23.8 million to $30.7 million, or $10.26 per diluted share as compared to a net loss applicable to common shares for the year ended December 31, 2003 of 6.9 million, or $2.94 per diluted share of common stock.

Liquidity and capital resources

      Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders.

      As of December 31, 2005, we had cash on hand of $8.2 million, which is substantially greater than the $3.1 million cash on hand at December 31, 2004. However, our cash balance has declined during 2006 and will continue to decline for the foreseeable future unless we obtain financing, as we continue to use cash in our operations.

      We are currently pursuing a new strategy of selling downloadable spoken word and hard good format content online. To date, our sales of digital downloads have been minimal.

      Because we are pursuing a new strategy, which focuses on downloadable spoken word content, we have not, and will not, devote the funds necessary to acquire new Audio Book Club members to offset member attrition. As a result, revenue will continue to decline, which will continue to negatively impact our performance and result in negative cash flow from operations. We expect this trend to continue until such time, if ever, we can generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites we may develop.

We believe that our existing cash plus anticipated revenues will not be sufficient to fund our capital commitments described below and operate our business for the next twelve months without raising additional financing. We have engaged investment bankers to help seek strategic alternatives for us including raising additional financing. There can be no assurance that we will be successful in raising additional financing. The failure to do so in a timely manner will limit our ability to execute our business plan and could ultimately impair our ability to continue as a going concern.

Cash flows

      For the year ended December 31, 2005, cash increased by $5.1 million, as we had net cash used in operating activities of $6.2 million, used net cash of $1.7 million in investing activities and had cash provided by financing activities of $13.0 million.

Operating Activities

      We used approximately $6.2 million in operating activities during 2005. Net cash used in operating activities principally consisted of the net loss of $11.4 million, increases of $319,000 and $34,000 in prepaid expenses and royalty advances, respectively and a decrease in accounts payable and accrued expense of $643,000 which were partially offset by the non-cash charges consisting of the charge for impairment of goodwill of $3,502,000 the loss on early extinguishment of debt of $579,000, depreciation and amortization expenses of $154,000, amortization of deferred financing costs and original issue discount of $240,000, non-current accrued interest and dividends payable of $155,000 and amortization of deferred member acquisition costs of $17,000; as well as decreases in accounts receivable and inventory of $816,000 and $767,000, respectively. The decreases in accounts receivable and inventory are primarily attributable to the reduction in sales as described above and the remaindering of manufactured audio book inventory under license due to the change in strategy discussed above. The increase in prepaid expenses is principally due to the timing of payments of marketing costs and other costs related to the download business and certain Radio Spirit's catalog costs. The decrease in accounts payable and accrued expenses is principally due to the payment of back royalties to publishers.

Investing Activities

      During the year ended December 31, 2005, net cash used in investing activities consists of acquisition of fixed assets and website development costs of $1.7 million, principally computer equipment and the cost of the development of the new websites offering downloadable audio.

Financing Activities.

      During the year ended December 31, 2005, we received net cash proceeds from the sale of Series D Preferred Stock of $31.4 million, as described below, repaid debt in the amount of $11.8 million, repaid accrued interest, dividends and fees relating to the debt of $891,000 and redeemed Series A and Series C Preferred Stock in the amount of $5.8 million, received $40,000 from the exercise of stock options and had an increase in deferred financing costs of $107,000. Recent financing transactions

The  following  is a summary  of our financing activities since January 1, 2004:

January 2004 convertible debt

      On January 29, 2004, we issued $4.0 million aggregate principal amount of promissory notes and warrants to purchase 392,158 shares of common stock, referred to as the January 2004 warrants, to institutional and accredited investors.

      The notes were due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 when all of our indebtedness under our existing credit facility was either repaid or refinanced or (iii) our consummation of a merger, combination or sale of all or substantially all of our assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of our voting stock. The notes bore interest at the rate of 6%, increasing to 9% on April 28, 2004 and 18% on July 27, 2004. In accordance with the terms of the notes, upon our receipt of shareholder approval, which occurred on April 12, 2004, the principal amount of the notes automatically converted into shares of our common stock at the rate of $4.50 per share, or approximately 888,888 shares. In addition, accrued interest in the amount of $49,000 also converted into common stock at $4.50 per share, or 10,813 shares.

      The January 2004 warrants are exercisable until January 28, 2009 at an exercise price of $7.68 per share.

      In connection with our January 2004 note financing, we issued to the placement agent and a broker warrants to purchase an aggregate of 40,833 shares of common stock and also issued to the placement agent warrants to purchase an additional 83,481 shares of our common stock on April 12, 2004 as partial consideration for the placement agent's services. All of these warrants are identical to the January 2004 warrants.

      We used a portion of the proceeds of the January 2004 financing to repay $1,250,000 of principal due on our prior credit agreement with ING (U.S.)
Capital, L.L.C. and Patriarch Partners, L.L.C. and to reduce our accounts payable.

2004 Credit Agreement and related financing transactions

      On April 28, 2004, we entered into a credit agreement, referred to as the 2004 Credit Agreement, by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited, referred to as Zohar, as lender, and Zohar, as agent, pursuant to which we and certain of our subsidiaries initially borrowed $9.5 million. The initial term of the 2004 Credit Agreement was one year and it was extendable, at our sole option, for two additional one-year terms upon issuance of additional notes of $600,000 for the first additional year and $300,000 for the second additional year, provided there was no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900,000 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. We used a portion of the $8.6 million of funds received under the 2004 Credit Agreement to satisfy all of our outstanding obligations under (i) promissory notes that we issued in October 2003 in the aggregate principal amount of $1.0 million plus accrued interest of $200,000 and (ii) our outstanding credit agreement, which had an outstanding principal balance of approximately $1.4 million and a partial payment of $1.6 million on the convertible note issued to ABC Investment, L.L.C. as described below. In connection with the March 2005 financing described below, we repaid all amounts due under the 2004 Credit Agreement.

      Norton Herrick, a principal shareholder of ours at that time, referred to as Herrick, Huntingdon Corporation, a company wholly-owned by Herrick, referred to as Huntingdon, and N. Herrick Irrevocable ABC Trust, of which Herrick is the beneficiary, and Howard Herrick, a principal shareholder of ours at the time, was the trustee, referred to as the Herrick Trust, consented to the 2004 Credit Agreement and the other transactions described above and entered into a subordination agreement with Zohar. The 2004 Credit Agreement required the aggregate amount of principal and interest owed by us to Herrick, Huntingdon and the Herrick Trust be reduced to $6,800,000 ("Permissible Debt") by June 1, 2004.

      Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Herrick exchanged accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Herrick Trust to Herrick) owed by us to Herrick aggregating $1,181,419 into (i) 11,814 shares of our Series C Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 252,436 shares of common stock at an effective conversion price of $4.68, and (ii) warrants to purchase 504,872 shares of common stock. The warrants are exercisable until April 28, 2014 at an exercise price of $3.18.

      Pursuant to an agreement dated April 28, 2004, on May 25, 2004 Huntingdon exchanged the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed by us to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of our Series C Preferred Stock convertible into an aggregate of 677,628 shares of common stock at an effective conversion price of $4.68, and (ii) warrants to purchase an aggregate of 1,355,256 shares of our common stock. The warrants are exercisable until April 28, 2014 at an exercise price of $3.18. If the amount of the Permissible Debt is required to be reduced due to our failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of common stock equal to two times the number of shares of preferred stock issuable upon conversion of the Series C Preferred Stock.

         Herrick and Huntingdon agreed not to demand repayment of their debt until the earlier of (i) the repayment of the 2004 Credit Agreement or (ii) June 28, 2007. In connection with our March 2005 financing described below, Herrick and Huntingdon converted all their notes into common stock at their stated terms.

New ABC note

      On April 28, 2004, we repaid $1.6 million principal amount of the $3.2 million principal amount convertible note issued to ABC Investment, L.L.C. We issued a new $1.6 million note for the remaining principal amount. The new ABC note extended the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the new ABC note was reduced to $3.00. The closing sale price of our common stock on the closing date was $2.88. In the fourth quarter of 2004, the new ABC note was converted into shares of our common stock.

Settlement of put obligations

      Premier Electronic Laboratories, Inc. ("Premier") exercised its right to put its shares of common stock to us pursuant to a Put Agreement dated December 11, 1990. We entered into a settlement agreement with Premier dated April 1, 2004, pursuant to which, among other things, we agreed to pay Premier $950,000 as payment of the amount due to Premier. Our obligation under the put agreement was reduced by $150,000 in exchange for relinquishing certain leases for real property. We paid $14,000 on closing and are paying the remaining balance over six years in monthly payments starting at $7,000 in July 2004 and increasing to $19,000 from May 2007 through April 2010.

October 2004 sale of equity

      On October 11, 2004, we entered into a Securities Purchase Agreement pursuant to which we issued to Forest Hill Capital LLC, referred to as Forest Hill, for the account of certain of its affiliates, referred to as the Forest Hill entities, an aggregate of 300,000 shares of our common stock and warrants to purchase 66,667 shares of common stock, referred to as the October 2004 warrants. The Forest Hill entities paid an aggregate purchase price of $900,000 for these shares and October 2004 warrants. Each October 2004 warrant is exercisable to purchase one share of our common stock at an exercise price of $4.98 per share until October 11, 2009. In connection with the March 2005 financing described below, the Forest Hill entities exchanged the shares of common stock and October 2004 warrants issued to them in October 2004 for securities issued in the March 2005 financing.

March 2005 equity financing

      On March 23, 2005, we issued to accredited investors for an aggregate purchase price of $35.9 million an aggregate of (a) 35,900 shares of our Series D Convertible Preferred Stock, convertible into 10,878,788 shares of our common stock, (b) 5,439,394 five-year common stock purchase warrants, referred to as the March 2005 warrants, and (c) preferred warrants, referred to as Over-Allotment Warrants, to purchase for additional proceeds to us of $8.975 million, up to 8,975 additional shares of Series D Preferred Stock and 1,359,849 additional March 2005 warrants in a private financing, referred to as the March 2005 financing.

      Immediately prior to the March 2005 financing, holders of a majority of our voting securities approved by written consent (the "Shareholder Consent")
(a) an amendment to our articles of incorporation, increasing the number of our authorized shares of common stock from 150,000,000 to 300,000,000, (b) a change of control which could occur as a result of the financing, and (c) our issuance, in connection with the transactions contemplated by the financing, of common stock in excess of 19.99% of the number of shares of common stock outstanding immediately prior to the financing. However, while such actions were approved by a majority of our shareholders prior to the financing, we were not permitted to effect them until we satisfied certain information requirements to our shareholders not party to the Shareholder Consent. As a result, the Shareholder Consent did not become effective until May 3, 2005.

      The shares of Series D Preferred Stock have a face or stated value of $1,000 per share and are convertible at any time at the option of the holder into shares of common stock at the rate of $3.30 per each share of common stock, subject to certain anti-dilution adjustments, including for issuances of common stock for consideration below the conversion price. The Series D Preferred shares are also mandatorily convertible at our option, subject to satisfaction of certain conditions and subject to certain limitations. Under certain limited circumstances within our control, the holders will also have the right to require us to redeem their shares of Series D Preferred Stock at their stated value. Cumulative dividends accrue on the Series D Preferred shares on an annualized basis in an amount equal to 6% of their stated value until they are converted or redeemed and are payable quarterly in arrears, on each of January 1, April 1, July 1 and October 1, in cash or, at our option, subject to satisfaction of certain conditions, in shares of our common stock valued at 93% of the average of the daily volume weighted average per-share price of the common stock for the five trading days prior to the applicable payment date. The Series D Preferred Stock is non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, we may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Series D Preferred Stock without the prior written consent of holders of at least two-thirds of the then outstanding shares of the Series D Preferred Stock.

      Each of the March 2005 warrants is exercisable to purchase one share of our common stock, at an exercise price of $3.36 per share, until September 23, 2010, subject to certain anti-dilution adjustments, including for issuances of common stock for consideration below the exercise price of the warrants. In addition, once exercisable, the March 2005 warrants permit cashless exercises during any period when the underlying shares are not covered by an effective resale registration statement.

      The Over-Allotment warrants expired unexercised pursuant to their terms.

      As part of the March 2005 financing, the Forest Hill entities exchanged the 300,000 million shares of common stock and 66,667 October 2004 Warrants previously purchased by them in October 2004, for $900,000 of the securities issued in the March 2005 financing.

      In connection with the March 2005 financing, we also entered into an agreement, referred to as the Herrick Agreement, with Herrick and Huntingdon, collectively referred to as the "Herrick Entities, pursuant to which, concurrently with the financing:

      o all $5.784 million principal amount of our convertible notes owned by the Herrick Entities, referred to as the Herrick Notes, and 10,684 of their shares of our Series A Preferred Stock were converted into an aggregate of approximately 2.03 million shares of our common stock, referred to as the Herrick Shares, at their stated conversion rate of $3.36 per share;

      o we also agreed to redeem the remaining 14,316 shares of Series A Preferred Stock held by the Herrick Entities and all 43,527 of their shares of our Series C Convertible Preferred Stock for $5.8 million, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent and September 1, 2005, and both the shares to be redeemed and the redemption price were placed into escrow pending such date;

      o the Herrick Entities waived certain of their registration rights and we agreed to include the Herrick Shares for resale in a registration statement as long as they were owned by the Herrick Entities and not otherwise transferred, except as contemplated in the Herrick Agreement;

      o the Herrick Entities consented to the terms of the March 2005 financing and the agreements entered into in connection with such financing, as we were required to obtain such consents pursuant to the terms of the Herrick Notes, the Series A Preferred Stock and the Series C Preferred Stock; and

      o Herrick and Huntingdon also entered into a voting agreement and proxy with us pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent.

      We received $35 million of gross proceeds (not including the securities exchanged by the Forest entities for $900,000 of the purchase price) in the March 2005 financing. Merriman Curhan Ford & Co. acted as a financial advisor with respect to certain of the investors in the financing for which it received compensation from us of $2,625,000 plus a five-year warrant to purchase 1,193,182 shares of common stock at an exercise price of $4.14 per share commencing upon the effectiveness of the Shareholder Consent. Merriman also received a $175,000 structuring fee from us with respect to the financing. In addition, we issued to Satellite Strategic Finance Associates, LLC, an investor in the financing, a warrant to purchase 41,667 shares of common stock (identical to the March 2005 warrants), and reimbursed it $55,000 for expenses, for consulting services rendered by it in connection with the financing.

      Concurrently with the March 2005 financing, we repaid from the net financing proceeds all of the principal and accrued and unpaid interest due on our outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9.4 million, and reported an additional charge in the first quarter of 2005 to reflect the write-off of unamortized financing charges related to the repayment of this debt.

      We used approximately $2.3 million of the proceeds from the March 2005 financing to pay all accrued and unpaid interest to the Herrick Entities on their convertible notes and the Series A Preferred Stock and Series C Preferred Stock.

      As of March 29, 2006, 14,837 shares of Series D Preferred Stock plus accrued dividends thereon had been converted into 4,521,592 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

Commitments

      The following table sets forth our contractual obligations as of December 31, 2005:


Commitments as of 12/31/05
$(000,s)
                                               Payments Due by Period
Contractual Obligations                                                                  More
                                                     Less than     1-3        3-5        Than
                                            Total      1 Year     Years      Years      5 Years
                                            -----      ------     -----      -----      -------
Debt Obligations                            $803        $77       $416       $310         $--
Capital Lease Obligations                      5          5         --         --          --
Operating Lease Obligations                  606        210        396         --          --
Purchase Obligations                         943        453        490         --          --
Interest payments on Debt                     --         --         --         --          --
Dividend payments on Preferred Stock       6,330      1,266      2,532      2,532          *
                                          ----------------------------------------
Total                                     $8,687     $2,011     $3,834     $2,842
                                          ========================================


* Dividend payments will continue at $1,266 per year assuming that the preferred stock that they relate to is not redeemed or converted.

================================================================================

      We lease approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a sixty-six month lease agreement dated April 18, 2003.

      We subleased two offices in New York, New York from a company partially owned our Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006.

      Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows (in thousands):

      Year ending December 31,

      2006 .................................  210
      2007 .................................  198
      2008 .................................  198
      Thereafter ...........................   --
                                             ----
      Total lease commitments .............. $606
                                             ====
      Capitalized leases.

      During the year ended December 31, 2005, we had one capital leases. Lease payments under these agreements were $6,000, $59,000 and $53,000 in 2005, 2004 and 2003, respectively. The amount of equipment capitalized under the leases and included in fixed assets is $159,000, and net of depreciation the fixed asset balance is $4,000 and $24,000 at December 31, 2005 and 2004, respectively. The obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2005 and 2004 were $5,000 and $9,000, respectively.

      Minimum annual lease commitments under capital leases are as follows (in thousands):

      Year ending December 31,
      2006...............................      5
                                        ----------
      Total capital lease commitments....   $  5
                                        ==========
Employment agreements

      We have commitments pursuant to employment agreements with certain of our officers. Our minimum aggregate commitments under such employment agreements are approximately $365,000, $280,000 and $117,000 during 2006, 2007, and 2008, respectively.

Licensing agreements

      We have numerous licensing agreements for both audiobooks and old-time radio shows with terms generally ranging from one to five years, which require us to pay, in some instances, non-refundable advances upon signing agreements, against future royalties. We are required to pay royalties based on net sales. Royalty expenses were $913,000 $1,473,000 and $2,524,000 for 2005, 2004 and
2003, respectively.

      As of December 31, 2005, we had past due royalty payments under our licensing agreements aggregating $1,397,000. The publishers and other rightsholders to whom these payments would be payable have not requested royalty statements or payments. These amounts are accrued for and reflected in our financial statements.

      Minimum advances required to be paid under existing agreements are as follows (in thousands):

      Year ended December 31,
      2006........................            453
      2007........................            235
      2008........................            148
                                  ------------------
      Total.......................           $836
                                  ==================

Recent accounting pronouncements

Consolidation of variable interest entities

      In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. We do not anticipate an impact from the adoption of this statement.

Accounting changes and error corrections

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of FASB 154 will depend on the accounting change, if any, in future periods.

Share-based payment

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. We are required to adopt Statement 123(R) in 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying Statement 123(R), if any, will be recognized as of the date of adoption. We have evaluated the impact of Statement SFAS 123(R) on our financial position and results of operations and do not expected the impact to be material as all options outstanding at December 31, 2005 were fully vested.

Exchanges of Nonmonetary Assets

      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 ("Statement No. 153"). Statement No.153 is effective for nonmonetary asset exchanges occurring in our fiscal year beginning January 1, 2006. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 is not expected to have a material impact on our financial statements.

Inventory costs

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005; however, early adoption of this Statement is permitted. We do not anticipate an impact from the adoption of this statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We have no exposure to market risk for changes in interest rates. We had total debt outstanding as of December 31, 2005 of $639,000 all of which is at fixed rates. Changes in the prime rate or LIBOR would not have an impact on our fair values, cash flows, or earnings for the year ended December 31, 2005.

Item 8. Financial Statements and Supplementary Data

The financial statements appear in a separate section of this report following
Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

      During the quarter ended December 31, 2005 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

              Our executive officers and directors are as follows:

Name                          Age   Position
----                          ---   --------

Joseph R. Rosetti..........   71    Chairman and Director
Jeffrey Dittus.............   39    Chief Executive Officer and Director
Robert Toro................   41    Chief Financial Officer and
                                    Senior Vice President of Finance
Daniel J. Altobello........   65    Director
Richard J. Berman..........   63    Director
Robert B. Montgomery.......   44    Director
Marshall C. Phelps.........   61    Director
Carl U.J. Rossetti.........   57    Director

      Joseph R. Rosetti was appointed Chairman of our Board of Directors in August 2004 and has been a member of our board of directors since December 2002. Since December 1, 2001, Mr. Rosetti has been President of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. From 1987 to 1991, Mr. Rosetti was the Vice Chairman of Kroll Associates. As Vice Chairman, he had responsibility for Corporate Security/Crisis Management, which provides industry and professional organizations with preventive measures to combat corporate and financial crimes. From 1971 to 1987 he had worldwide responsibility at IBM for security programs in physical security, investigations, personnel security, trade secret protection, information asset security, real and movable and financial asset security and Department of Defense Security. Mr. Rosetti was a member of the U.S. National Chamber of Commerce Crime Reduction Panel and was Staff Director for the Conference of the National Commission on Criminal Justice Standards and Goals, a member of the private Security Task Force to the National Advisory Committee on Criminal Justice Standards and Goals and Chairman of the American Management Association's Council on Crimes against Business. Prior to joining IBM, Mr. Rosetti was the Northeast Director for the Law Enforcement Assistance Administration of the U.S. Department of Justice and a Special Agent, Group Supervisor, and Special Assistant to the Assistant Commissioner for Compliance in the Intelligence Division, U.S. Treasury Department. Prior to joining the Treasury Department, Mr. Rosetti held the position of Chief Accountant at Marriott Corporation. Mr. Rosetti is a director of GVI Security Solutions, Inc., a publicly traded company.

      Jeffrey Dittus has been our Chief Executive Officer and has been a member of our board of directors since January 2004. From 1995 through 1998, Mr. Dittus was a senior executive with one of the world's largest direct response marketers, National Media Corporation. While at National Media, Mr. Dittus had direct responsibility for over 300 staff in two different countries, and built a process that streamlined the marketing process in concert with building direct marketing systems that quickly evaluated the profitability of new product launches. After leaving National Media, Mr. Dittus founded IT Capital Limited, a publicly traded investment company focused on early stage, new media and software investments based in New Zealand, serving as its Chief Executive Officer until November 2001. Mr. Dittus returned to the United States and, in November 2001 founded a merchant banking firm Kauri Capital, serving as its managing director until January 2004. Mr. Dittus is a member of the board of directors of the Audio Publishers Association, the audiobook publishers' industry trade association and is a member of the Board of Directors of the Leukemia and Lymphoma Society. He is also the founder of Divine 9 Open, a golf tournament that raises money for Leukemia and Lymphoma research. Mr. Dittus earned a Bachelor of Science degree from Pennsylvania State University in Finance and began his career with Philadelphia Bank.

      Robert Toro has been our Chief Financial Officer since May 2005 and our Senior Vice President of Finance since July 1999, Chief Financial Officer of our Audio Book Club division since November 2001 and an employee since April 1999. Prior to joining us, Mr. Toro was Senior Vice President of AM Cosmetics Co. and had previously served in senior financial positions in both public and private entertainment and publishing companies. From 1992 through early 1997, Mr. Toro served in various senior financial positions with Marvel Entertainment Group, Inc., a publicly traded youth entertainment company. Mr. Toro is a Certified Public Accountant with six years of progressive experience with Arthur Andersen where he was employed immediately prior to joining Marvel Entertainment Group.

      Daniel J. Altobello has been a member of our board of directors since April 2005. Mr. Altobello has been retired since serving as Director and Chairman of Onex Food Services, the parent corporation of Caterair International, Inc., and LSG/SKY Chefs from September 1995 to June 2001. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President of Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University as Vice President of Administration Services. He is a member of the board of directors of Mesa Air Group, Inc., World Air Holdings, Inc. and Friedman, Billings and Ramsey Group, Inc. (public reporting companies). Mr. Altobello is also a director of several public companies: Diamond Rock Hospitality Trust, Inc., JER Real Estate
Investment Trust, and a private company, Mercury Air Centers; and is also a trustee of Loyola Foundation, Inc. Mr. Altobello obtained a Bachelor of Arts in English from Georgetown University and a Master of Business Administration from Loyola College.

      Richard J. Berman became a director in June 2003. Since January 2006, Mr. Berman has been Chief Executive Officer of Nexmed, Inc., a publicly traded biotechnology company. From 2000 to March 2004, Mr. Berman was Chairman of the Board of KnowledgeCube Group, Inc., an Internet commerce firm. From September, 1998 to June, 2000, Mr. Berman was Chairman of the Board and C.E.O. of Internet Commerce Corporation (Nasdsaq: ICCA), a leading e-commerce business-to-business service provider. From 1982 to 1998, Mr. Berman was President of the American Acquisitions Company, a privately held merchant banking firm, and from 1983 to 1993, Chairman of the Board of Prestolite Battery Company of Canada, the largest battery producer in Canada. From 1975 to 1982, Mr. Berman served in various executive positions at Banker's Trust Company, including Senior Vice President responsible for managing the M&A and Equity Buyout Departments. Mr. Berman currently serves on the board of directors of Internet Commerce Corporation (Nasdaq: ICCA), Nexmed, Inc. (Nasdaq: NexM), Advaxis (OTCBB: ADVS), GVI Security Solutions Inc. (OTCBB: GVIS), Dyadic International, Inc. (OTCBB: DYAD) International Microcomputer Software (OTCBB: IMSI) Nayna networks, Inc. (OTCBB:NAYN) and National Investment Managers (OTLBB:NIVM). Mr. Berman holds a J.D. from Boston College Law School and an M.B.A. in Finance from New York University.

         Robert B. Montgomery has been a member of our board of directors since June 6, 2005. Since August 2001, Mr. Montgomery has been a Partner at Achilles Partners, LLC, an advisory firm specializing in the media, communications and technology industries. Mr. Montgomery is also currently Chief Executive Officer of Achilles Media Ltd., a Toronto-based event management firm for television and new media industry events. In addition, since August 2000, Mr. Montgomery has served as a director of First Maximilian Associates Ltd. He holds a Bachelor of Arts degree from the University of Manitoba in Canada.

      Marshall C. Phelps has been a member of our board of directors since June 6, 2005. In June 2003, Mr. Phelps joined Microsoft Corporation serving as Deputy General Counsel and Corporate Vice President for intellectual property and licensing, where his responsibilities include supervising Microsoft's intellectual property groups, including those responsible for trademarks, trade secrets, patents, licensing, business development, standards and copyrights. From September 2000 to December 2002, Mr. Phelps worked for Spencer Trask Intellectual Capital Company LLC, where for two years he served as Chairman and Chief Executive Officer. Mr. Phelps holds a Bachelor of Arts degree from Muskingum College, a Master of Science degree from Stanford Graduate School of Business and a Doctorate from Cornell Law School.

      Carl U.J. Rossetti has been a member of our board of directors since June 6, 2005. Since January 2000, Mr. Rossetti has been employed at Time Warner Cable, most recently as Executive Vice President of Corporate Development and President of Time Warner Cable Voice Services. In this position, Mr. Rossetti oversees the digital phone business and is responsible for developing and launching new products, new businesses and new services for Time Warner Cable. He earned his BA in Accounting (1970) and his MBA (1975), both at Chamindale University in Honolulu, Hawaii.

      Our Board of Directors is classified into three classes, each with a term of three years, with only one class of directors standing for election by the shareholders in any year. Richard Berman and Carl U.J. Rossetti are Class III directors and stand for re-election at the 2006 annual meeting of shareholders. Joseph Rosetti, Daniel J. Altobello and Marshall C. Phelps are Class I directors and will stand for re-election at the 2007 annual meeting of shareholders. Jeffrey Dittus and Robert Montgomery are Class II directors and stand for re-election at the 2008 annual meeting of shareholders. Our executive officers serve at the direction of the Board and until their successors are duly elected and qualified.

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

      Based solely upon our review of the copies of such forms that we received, we believe that, during the year ended December 31, 2005, all filing requirements applicable to our officers, directors, and greater than 10% shareholders were complied with.

Director Independence

      The Board has determined that Messrs. Altobello, Berman, Montgomery, Phelps and Carl Rossetti, meet the director independence requirements of the Marketplace Rules of the National Association of Securities Dealers, Inc. ("NASD") applicable to Nasdaq listed companies.

Board Committees

Audit committee

      We have established an Audit Committee of the Board of Directors, which currently consists of Messrs. Altobello (Chairman), Montgomery and Carl
Rossetti, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. The Board has determined that Mr. Altobello qualifies as a "financial expert" under federal securities laws.

Compensation committee

      We have established a Compensation Committee of the Board of Directors, which currently consists of Messrs. Phelps (Chairman) and Berman, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc.

Nominating committee

      We have established a Nominating Committee of the Board of Directors, which currently consists of Messrs. Berman (Chairman) and Montgomery, each of whom is an "independent" director as defined under the rules of the National Association of Securities Dealers, Inc. Mr. Berman serves as Chairman.

Code of ethics and business conduct

      We have adopted a Code of Ethics and Business Conduct that applies to our employees, including our senior management, including our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions. Copies of the Code of Ethics and Business Conduct can be obtained, without charge, upon written request, addressed to: Corporate Secretary, MediaBay, Inc., 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927.

Communications with the Board

      The Board of Directors, through its Nominating Committee, has established a process for stockholders to send communications to the Board of Directors. Stockholders may communicate with the Board of Directors individually or as a group by writing to: The Board of Directors of MediaBay, Inc., c/o Corporate Secretary, 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927. Shareholders should identify their communication as being from one of our shareholders. The Corporate Secretary may require reasonable evidence that the communication or other submission is made by one of our shareholders before transmitting the communication to the Board of Directors.

Item 11. Executive Compensation

      The following table discloses for the fiscal years ended December 31, 2003, 2004 and 2005, compensation paid to Jeffrey Dittus, our Chief Executive Officer during 2005, and our executive officers during 2005 (the "Named Executives").

Summary Compensation Table

      The following table discloses for the fiscal years ended December 31, 2002, 2003 and 2004, compensation paid to our current executive officers (the "Named Executives").

                                                                                         Long-Term
                                                      Annual compensation           compensation awards
                                              -----------------------------------  securities underlying         All other
        Name and principal position           Year           Salary        Bonus       Options/SAR's (#)       compensation
-----------------------------------           ----          --------      -------      -----------------       ------------
Joseph Rosetti                                2005           107,500          --           50,000                  --
   Chairman (1)                               2004            33,750          --           95,833                  --

Jeffrey Dittus                                2005           267,333      175,000         366,667                  --
   Chief Executive Officer (2)                2004           222,172          --          375,000                  --

Robert Toro                                   2005           196,567       25,000         158,334
   Senior Vice President Finance              2004           185,048          --               --
                                              2003           185,000        5,223          36,024                  --

Patricia Campbell                             2005           150,991       50,000         301,667                  --
   Chief Operating Officer (3)

---------------

(1)   Joseph Rosetti was appointed Chairman on August 12, 2004.
(2)   Jeffrey Dittus became Chief Executive Officer on January 29, 2004.
(3) Patricia Campbell became Chief Operating Officer on April 4, 2005 and resigned on January 31, 2006.

      The following table discloses options granted during the fiscal year ended December 31, 2005 to the Named Executives:

Option/SAR Grants in Fiscal Year Ending December 31, 2005:

                                                                                                        Potential
                                                                                                      Realizable Value
                                Number of     % of Total                                          At Assumed Annual Rates of
                                  Shares        Options                                                 Stock Price
                                Underlying    Granted to                                               Appreciation
                                 Options     Employees in    Exercise Price                          for Option Term
            Name                 Granted      Fiscal Year      ($/share)      Expiration Date      5% ($)           10% ($)
---------------------------     ----------   ------------    --------------   ---------------    ---------        ----------
Joseph Rosetti                     50,000           3.6%          $3.54             04/04/2015   $ 111,295        $ 282,033

Jeffrey Dittus                    200,000          14.5            1.35             12/31/2015     169,772          430,219
                                  166,667          12.1            3.54             04/04/2015     370,984          940,110

Robert Toro                       100,000           7.2            1.35             12/31/2015      84,886          215,110
                                   16,667           1.2            3.54             06/06/2015      37,099           94,013
                                   41,667           3.0            3.54             04/04/2015      92,746          235,029

Patricia Campbell (1)             150,000          10.9            1.35             12/31/2015     127,329          322,664
                                  141,667          10.3            3.54             04/04/2015     315,337          799,092
                                   10,000           0.7            2.16             06/06/2015      23,579           35,408

(1) Pursuant to a termination agreement dated January 31, 2006, 90,000 options granted to Ms. Campbell exercisable at $1.35 per share were terminated and 56,667 options exercisable at $3.54 per share were also terminated.

      The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised options as of December 31, 2005. No options were exercised by any of these executives during fiscal 2005.

Aggregated Option Exercises And Fiscal Year-End Option Values

                                              Number of Securities
                                             Underlying Unexercised                   Value of Unexercised
                                                   Options at                       In-the-Money Options at
Name                                           December 31, 2005                       December 31, 2005
                                               -----------------                       -----------------
                                          Exercisable      Unexercisable        Exercisable        Unexercisable
Joseph Rosetti                              130,834               30,000            --                    --

Jeffrey Dittus                              329,167              412,502            --                    --

Robert Toro                                  63,524              145,002            --                    --

Patricia Campbell (1)                       126,666              175,001            --                    --

(1) Pursuant to a termination agreement dated January 31, 2006, 90,000 options granted to Ms. Campbell exercisable at $1.35 per share were terminated and 56,667 options exercisable at $3.54 per share were also terminated.

      The year-end values for unexercised in-the-money options represent the positive difference between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year-end fair market value of the common stock exceeds the option exercise price. The closing sale price of our common stock on December 30, 2005 was $1.35.

Director compensation

      We reimburse directors for reasonable travel expenses incurred in connection with their activities on our behalf. On April 4, 2005, the Board of Directors approved payment of $35,000 of director compensation to Mr. Berman, for previous services as a member of our board of directors. Our independent directors are compensated for their services as follows:

      On April 4, 2005, the Board approved a compensation plan for those persons who serve as a member of our board of directors and qualify as an "independent director" under the Nasdaq Marketplace Rules (or the rules of the principal exchange on which the Common Stock is listed, if the Common Stock is not listed on Nasdaq). The compensation payable to our independent directors is as follows:
(i) $2,000 per month for serving as a member of the Board of Directors, payable on the first calendar day of each month, which payments commenced May 1, 2005,
(ii) an additional $1,000 per month for serving as Audit Committee Chairman, payable on the first calendar of each month, which payments commenced May 1, 2005, and (iii) an additional $2,500 per month for serving as Lead Independent Director (as designated by the Board of Directors), payable on the first calendar day of each month, which payments commenced May 1, 2005. Mr. Berman has been designated by the Board of Directors as Lead Independent Director.

Employment agreements

      On January 29, 2004, we entered into a 27-month employment agreement with Jeffrey Dittus. The agreement provided for a base annual salary of $250,000 per year. Pursuant to the agreement, we granted to Mr. Dittus options to purchase 250,000 shares of our common stock, which have exercise prices and vest as follows:

      Options to purchase:           Exercise price           Vesting date
      --------------------           --------------           ------------
         41,667 shares                   $5.94                 04/30/2004
         41,667 shares                   $5.94                 07/30/2004
         41,667 shares                   $9.30                 01/30/2005
         41,667 shares                   $9.30                 07/30/2005
         41,667 shares                   $11.16                01/30/2006
         41,667 shares                   $11.16                04/30/2006

      On June 6, 2005, we entered into an another employment agreement with Mr. Dittus, which agreement became effective on June 6, 2005, for Mr. Dittus to be employed as its Chief Executive Officer. The employment agreement has a term ending June 6, 2008 and provides for an annual base salary of $280,000. Upon termination of Mr. Dittus' employment without Cause (as defined in the employment agreement) or upon Mr. Dittus' termination of employment for Good Reason (as defined in the employment agreement), in addition to paying Mr. Dittus through the date of termination and, otherwise complying with the employment agreement, we shall pay to Mr. Dittus severance compensation equal to twelve (12) months of Mr. Dittus' base salary as of the date of termination, a pro rata portion of any bonus earned through the date of termination, and any options to purchase our common stock then held by Mr. Dittus shall, as of the date of such termination, be deemed to be fully vested for all purposes.

      On June 6, 2005, we entered into an employment agreement with Joseph R. Rosetti, which agreement became effective on June 6, 2005, for Mr. Rosetti to be employed as its Chairman, and ends on June 6, 2006 with automatic successive one-year extensions. The employment agreement provides for an annual base compensation of $120,000. Upon termination of Mr. Rosetti's employment without Cause, we shall pay to Mr. Rosetti, in accordance with the terms of the employment agreement, a severance payment equal to twelve (12) months of Mr. Rosetti's base salary as of the date of termination, payable in bi-monthly installments. If the term or any successive extension is not extended as a result of Mr. Rosetti providing notice of such non-renewal in accordance with the agreement, Mr. Rosetti shall receive a severance payment equal to 50% of his base compensation for the twelve (12) months prior to the date of the non-renewal, payable in bi-monthly installments.

      On April 1, 2005, we entered into an employment agreement with Patricia Campbell, which agreement became effective on April 4, 2005, the commencement date of Ms. Campbell's employment (the "Campbell Effective Date"), for Ms. Campbell to serve as our Chief Operating Officer. The employment agreement had a term ending March 31, 2008 and provides for an annual base salary of $215,000, a starting bonus of $50,000, payable upon the first day of employment under the employment agreement and grant of a stock option to purchase 141,667 shares of common stock (the "Campbell Option"). The Campbell Option is exercisable at a price of $3.54 per share, shall be exercisable commencing on the Campbell Effective Date at the closing sale price of the Common Stock on the Campbell Effective Date, and shall be exercisable as to 40% of the shares of Common Stock covered thereby commencing on the Campbell Effective Date and an additional 20% of the shares covered thereby on each of the first, second and third year anniversaries of the Campbell Effective Date, and shall expire on the tenth anniversary of the Campbell Effective Date. On January 31, 2006, Ms. Campbell resigned her position as Chief Operating Officer. Ms. Campbell has agreed to continue to provide services for a period of six (6) months (the "Term"), during which she agreed to devote her full time for the first three (3) months and half of her time to our business during the second three (3) months. We agreed to pay Ms. Campbell at the rate equal to her base salary when she was employed by us of $215,000 (per annum) during the first three (3) months and at the rate of $107,500 (per annum) during the second three (3) months. Certain stock options previously granted to Ms. Campbell will remain exercisable for their full term, and certain other stock options are no longer exercisable and terminated as of January 31, 2006. Ms. Campbell agreed not to compete or engage in a business competitive with our business during the Term and for a period of two years thereafter.

      On June 6, 2005, we entered into an employment agreement with Robert Toro, which agreement became effective on June 6, 2005, for Mr. Toro to be employed as its Senior Vice President and Chief Financial Officer, and ends on June 6, 2006 with automatic successive one-year extensions, unless Mr. Toro is given 90 days written notice of non-renewal. The employment agreement provides for an annual base compensation of $205,000. In addition, Mr. Toro will receive stock options to acquire an additional 16,667 shares of our Common Stock pursuant to our 2004 Stock Incentive Plan. The options granted to Mr. Toro shall (i) vest immediately, (ii) be exercisable at a price of $3.54 per share (the closing price of the Common Stock on the date of the grant), (iii) be immediately exercisable as to 40% of the shares covered thereby and shall become exercisable as to an additional 20% of the shares covered thereby on each of the first, second and third year anniversaries of the date of grant, and (iv) expire ten
(10) years from the grant date. Upon Mr. Toro's termination of his employment for Good Reason (as defined in the employment agreement) or in the event that we have terminated Mr. Toro's employment under the agreement (i) "without cause" (as defined in the employment agreement), (ii) in the event there is a "Change of Control" (as defined in the employment agreement) and Mr. Toro voluntarily terminates his employment within three (3) months of such Change of Control, or
(iii) Mr. Toro's employment is terminated by us following the expiration of the term of the employment agreement (including MediaBay not offering Mr. Toro at least a one-year employment term at the annual salary then in effect), then Mr. Toro shall be entitled to receive severance pay equal to 100% of his base salary for the greater of (i) the balance of the term or (ii) 6 months; such payment, if any, shall be made to Mr. Toro in equal payments in accordance with our regular payroll over the remaining unexpired period of Mr. Toro's employment term or six (6) month period, as the case may be. In addition, upon a Change of Control, all stock options issued to Mr. Toro as of such date (except for those which have expired prior thereto), shall immediately be exercisable (in full) and any unvested options shall immediately vest.

      Stock Plans

      Our 1997 Stock Option Plan provides for the grant of stock options to purchase up to 333,333 shares. As of March 29, 2006, options to purchase all of the shares available under this plan have been granted under the 1997 plan.

      Our 1999 Stock Option Plan provides for the grant of stock options to purchase 416,667 shares. As of March 29, 2006, options to purchase all of the shares available under this plan have been granted under the 1999 plan.

      Our 2000 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 583,333 shares of common stock have been reserved for distribution pursuant to the 2000 plan. As of March 29, 2006, options to purchase all of the shares available under this plan have been granted under the 2000 plan.

      Our 2001 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 583,333 shares of common stock have been reserved for distribution pursuant to the 2001 plan. As of March 29, 2006, options to purchase all of the shares available under this plan have been granted under the 2001 plan.

      Our 2004 Stock Incentive Plan provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 1,250,000 shares of common stock have been reserved for distribution pursuant to the 2004 plan. As of March 29, 2006, options to purchase an aggregate of 1,076,906 shares of our common stock have been granted under the 2004 plan.

      As of March 29, 2006, of the options outstanding under our plans, options to purchase 1,256,860 shares of our common stock which are outstanding to our officers and directors as follows: Joseph R. Rosetti - 160,834 shares; Jeffrey Dittus - 741,667 shares; Robert Toro - 208,524 shares; Daniel J. Altobello - 25,000 shares; Richard J. Berman - 70,834 shares; Robert B. Montgomery - 16,667 shares; Marshall C. Phelps -- 16,667 shares; and Carl U.J. Rossetti - 16,667 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following   table  details   information   regarding  our  existing  equity
compensation plans as of December 31, 2005:

                                                                                                             I
                                                                                                     Number of securities
                                                          (a)                                       remaining available for
                                                  Number of securities            (b)                future issuance under
                                                    to be issued upon       Weighted-average          equity compensation
                                                 exercise of outstanding   exercise price of           plans (excluding
                                                  options, warrants and    outstanding options,      securities reflected
Plan Category                                            rights            warrants and rights            in column (a)
---------------------------------------------  --------------------------  -------------------      -----------------------
Equity compensation plans approved by                   2,901,964               $    4.90                  173,094
security holders..........................
Equity compensation plans not approved by
security holders..........................              9,242,589               $    3.76                    --
                                               --------------------------  -------------------      -----------------------
Total.....................................             12,144,553               $    4.03                  173,094
                                               ==========================  ===================      =======================

Note 1: See Note 8 and Note 9 to the Consolidated Financial Statements for a further description of these plans.

      The following table sets forth certain information as of March 29, 2005 relating to the beneficial ownership of shares of our common stock by (i) each person or entity who is known by us to own beneficially 5% or more of our outstanding common stock according to Schedules 13G and 13D filed with the SEC,
(ii) each of our directors and nominees for director, (iii) each of the Named Executives, and (iv) all of our directors and executive officers as a group.

                                                                   Number of shares      Percentage of shares
         Name and address of beneficial owner (1)(2)              beneficially owned      beneficially owned
         -------------------------------------------              ------------------      ------------------
Jeffrey Dittus............................................            528,667(3)                 4.8%
Joseph Rosetti............................................            151,667(4)                 1.4
Robert Toro...............................................            111,858(5)                 1.1
Richard J. Berman.........................................             66,666(6)                  *
Daniel J. Altobello.......................................             16,666(7)                  *
Robert B. Montgomery......................................              8,333(7)                  *
Marshall C. Phelps........................................              8,333(7)                  *
Carl U. J. Rossetti.......................................              8,333(7)                  *
Coghill Capital Management L.L.C. (8).....................          1,036,783                    9.9
Radcliffe SPC, Ltd (9)....................................            989,958                    9.4
Satellite Strategic Finance, LLC (10).....................            989,280                    9.4
Wood River Partners, L.P (11).............................            613,100                    5.8
All directors and executive officers as a group (8 persons)           900,523                    7.9%

* Less than 1%

1. Unless otherwise indicated the address of each beneficial owner is c/o MediaBay, Inc., 2 Ridgedale Avenue, Cedar Knolls, New Jersey 07927. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

2. For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of January 9, 2006 upon the exercise of options, warrants or other convertible securities. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised and converted all options, warrants or convertible securities which are currently held by that person and which are currently exercisable, but that options, warrants or other convertible securities held by all other persons were not exercised or converted. Pursuant to the Certificate of Designation of the Series D preferred stock and the terms of the March 2005 warrants, the selling security holder is not permitted to convert or exercise the foregoing securities to the extent any such conversion or exercise would result in its beneficial ownership of more than 4.99% of our outstanding common stock after giving effect to such conversion or exercise.

3. Represents (i) 2,833 shares of common stock, and (ii) 525,834 shares issuable upon exercise of options. Does not include 215,834 shares issuable upon exercise of options.

4. Represents (i) 10,833 shares of common stock, and (ii) 140,834 shares issuable upon exercise of options. Does not include 20,000 shares issuable upon exercise of options.

5. Represents shares issuable upon exercise of options. Does not include 96,668 shares issuable upon exercise of options.

6. Represents shares issuable upon exercise of options. Does not include 4,167 shares issuable upon exercise of options.

7. Represents shares issuable upon exercise of options. Does not include 8,334 shares issuable upon exercise of options.

8. The following information is based upon a Schedule 13G/A filed with the SEC on February 14, 2006. Represent shares of our common stock held by CCM Master Qualified Fund Ltd. ("CCM"). Clint D. Coghill is the managing member of Coghill Capital Management, L.L.C. an entity which serves as the investment manager of CCM.

9 The following is based upon a Schedule 13G filed with the SEC on August 16, 2005. Represents shares of our common stock held by Radcliffe SPC, Ltd., for and on behalf of the Class A Convertible Crossover Segregated Portfolio. Does not include 212,424 shares of common stock issuable upon conversion of 701 shares of Series D preferred stock and 606,060 shares of common stock issuable upon exercise of warrants. Pursuant to an investment management agreement, RG Capital Management, L.P. ("RG Capital") serves as the investment manager of Radcliffe SPC, Ltd.'s Class A Convertible Crossover Segregated Portfolio. RGC Management Company, LLC ("RGC Management") is the general partner of RG Capital. Steve Katznelson and Gerald Stahlecker serve as the managing members of RGC Management. Each of RG Capital, RGC Management and Messrs. Katznelson and Stahlecker disclaims beneficial ownership of the securities owned by Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio. The address of Radcliffe SPC, Ltd. is c/o SEI Investments Global Fund Services, Ltd., Styne House, Upper Hatch Street, Dublin 2 Ireland.

10. The following information is based upon a Schedule 13G/A filed on February 15, 2006. Represents 389,257 shares held by Satellite Strategic Finance Associates, L.L.C. and 600,023 shares of our common stock held by Satellite Strategic Finance Partners, Ltd. (collectively, the "Satellite Finance Funds"). Does not include 1,396,667 shares of common stock issuable upon conversion of 4,609 shares of Series D preferred stock and 893,939 shares of common stock issuable upon exercise of warrants held by Satellite Strategic Finance Associates, L.L.C. and 2,154,545 shares of commons stock issuable upon conversion of 7,110 shares of Series D Preferred Stock and 1,378,787 shares of common stock issuable upon exercise of warrants held by Satellite Strategic Finance Partners, Ltd. Satellite Asset Management is the investment manager to each of the Satellite Finance Funds and exercises investment discretion over each of the Satellite Finance Funds' portfolios. The general partner of Satellite Asset Management, L.P. is Satellite Fund Management LLC. Satellite Fund Management LLC has four members that make investment decisions on behalf of the Satellite Finance Funds, and investment decisions made by such members, when necessary, are made through the approval of a majority of such members. The address of the Satellite Finance Funds is 623 Fifth Avenue, 20th Floor, New York, New York 10022.

11. The following information is based on a Schedule 13G/A No. 2 filed with the SEC on February 13, 2006. According to such Schedule 13G/A, Wood River Associates, L.L.C. and Arthur Steinberg have shared voting power and sole dispositive power over the shares and Wood River Partners, L.P. has sole voting power and sole dispositive power over the shares. Mr. Steinberg has been appointed as the receiver of these entities pursuant to an order of the United States District Court of the Southern District of New York. The address for these entities is c/o Kaye Scholer LLP, 425 Park Avenue, New York, New York 10022.I

Item 13. Certain Relationships and Related Transactions

      As of January 1, 2005, we owed to Norton Herrick, referred to as Herrick), a principal shareholder at the time, and his affiliates approximately $315,000 for reimbursement of certain expenses and services incurred in prior years. On April 28, 2004, in connection with the agreements described below, we agreed to repay Herrick based on an agreed upon schedule. From April 28, 2004 through December 31, 2004, we paid Herrick a total of $324,000. During 2005, we paid Herrick (i) $40,500 per month on the first of each month through and including July 2005 and (ii) the remaining $31,410 on August 1, 2005.

      On April 28, 2004, we entered into a new credit agreement. Herrick, Huntingdon and N. Herrick Irrevocable ABC Trust, referred to as the Herrick Trust, of which Herrick was the beneficiary, consented to the new credit agreement and the other transactions described above and entered into a subordination agreement with Zohar CDO 2003-1, Limited. The new credit agreement required the aggregate amount of principal and interest owed by us to Herrick, Huntingdon and the Herrick Trust be reduced to $6,800,000 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800,000 if we do not raise at least $2,000,000 in additional equity in each of the two calendar years following the execution of the new credit agreement. We received a fairness opinion in connection with this transaction.

      Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Herrick exchanged accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Herrick Trust to Herrick) owed to Herrick aggregating $1,181,419 into (i) 11,814 shares of Series C Convertible Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 252,436 shares of common stock at an effective conversion price of $4.68, and (ii) warrants to purchase 504,872 shares of common stock. The warrants are exercisable until April 28, 2014 at an exercise price of $3.18.

      Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Huntingdon exchanged the principal of the $500,000 principal amount note, $1,000,000 principal amount note, $150,000 principal amount note and $350,000 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171,278 into (i) 31,713 shares of Series C Preferred Stock convertible into an aggregate of 677,628 shares of common stock at an effective conversion price of $4.68, and (ii) warrants to purchase an aggregate of 1,355,256 shares of common stock. The warrants are exercisable until April 28, 2014 at an exercise price of $3.18. If the amount of the Permissible Debt is required to be reduced due to our failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of common stock equal to two times the number of shares of common stock issuable upon conversion of the Series C Preferred Stock.

      The Herrick entities and the Herrick Trust agreed not to demand repayment of their debt until the earlier of (i) the repayment of the New Credit Agreement or (ii) June 28, 2007. The remaining promissory notes held by Herrick, Huntingdon and the Herrick Trust are guaranteed by certain of our subsidiaries and secured by a lien on our assets and certain of our subsidiaries.

      On April 28, 2004, we repaid $1.6 million principal amount of the $3.2 million principal amount convertible note issued to ABC Investments, L.L.C., a former principal shareholder of ours. We issued a new $1.6 million note for the remaining principal amount. The new ABC note extended the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the new ABC note was reduced to $3.00. The closing sale price of our common stock on the closing date was $2.88. During October 2004, ABC Investments, L.L.C. converted $1,000,000 principal amount of the new ABC note into shares of common stock pursuant to the terms of the note.

      On February 8, 2005, we entered into a letter agreement with Forest Hill Capital, LLC, at that time a principal shareholder, as the manager of Forest Hill Select Fund, L.P., Forest Hill Select Offshore, Ltd. And Lone Oak Partners L.P., collectively referred to as the Forest entities, extending the date by which we were required to file the registration statement covering their securities to May 1, 2005. As consideration for the extension, we issued an aggregate of 19,841 shares of common stock, referred to as the extension shares, based on the last sale price of our common stock on February 8, 2005 of $5.04. We also agreed that if the last sale price of the common stock on the date the registration statement covering their securities is declared effective by the SEC is below $4.50, we would pay an aggregate of $250,000 less the value of the extension shares on such effective date in cash or in shares of common stock, at the Forest entities' option. We also granted the Forest entities the right to require us to purchase an aggregate of 33,333 shares of common stock from them at a price of $18.00 per share if, at any time prior to the effective date, the last sale price of the common stock was above $24.00 per share. We timely complied with our obligations to file the Forest entities' registration statement.

      As part of the March 2005 financing, the Forest entities exchanged the 300,000 shares of common stock and 66,667 common stock warrants previously purchased by them from us in October 2004 for $900,000 of the securities issued in the March 2005 financing. The Forest entities also purchased an additional $1.0 million of the securities in the March 2005 financing. We also agreed to include an additional 19,841 shares of common stock, as well as 8,333 shares of common stock underlying certain additional warrants, already beneficially owned and retained by Forest Hill Capital, LLC for resale in the registration statement filed on behalf of the investors in the March 2005 financing.

      In connection with the March 2005 financing, we also entered into an agreement with the Herrick entities, pursuant to which, concurrently with the financing:

      o all $5.784 million principal amount of our convertible notes owned by the Herrick entities (the "Herrick Notes") and 10,684 of their shares of Series A Preferred Stock were converted into an aggregate of approximately 2,033,333 shares of our common stock, referred to as the Herrick Shares, at their stated conversion rate of $3.36 per share;

      o we also agreed to redeem the remaining 14,316 shares of Series A Preferred Stock held by the Herrick entities and all 43,527 of their shares of Series C Preferred Stock for $5.8 million, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent and June 1, 2005, and both the securities to be redeemed, referred to as the redemption securities, and the redemption price were placed into escrow pending such date;

      o the Herrick entities waived certain of their registration rights and we agreed to include the Herrick Shares for resale in the registration statement filed on behalf of the investors in the March 2005 financing, so long as such Herrick Shares were owned by the Herrick entities and not otherwise transferred, including, but not limited to, in the Herrick Financing described below;

      o the Herrick entities consented to the terms of the March 2005 financing and the agreements entered into in connection with such financing, as we were required to obtain such consents pursuant to the terms of the Herrick Notes, the Series A Preferred Stock and the Series C Preferred Stock; and

      o the Herrick entities also entered into a voting agreement and proxy with us pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent and gave us a proxy to vote their shares, at the direction of our Board of Directors, until the effective date of such consent.

      Also on March 23, 2005 in connection with the March 2005 financing, we entered into a registration rights agreement with the Herrick entities in which they were granted the same automatic registration rights as the investors in the March 2005 financing with respect to the shares of common stock issuable to the Herrick entities upon conversion of the Herrick Notes and Series A Preferred Stock. We also entered into another registration rights agreement dated March 23, 2005, with the Herrick entities in which we agreed to register the shares of common stock issuable to the Herrick entities upon exercise of the warrants held by them in a registration statement to be filed with the SEC within 30 days following the effective date of the registration statement filed on behalf of the investors in the March 2005 financing.

      We also paid to the Herrick entities all accrued and unpaid interest dividends due to them in the amount of $2,271,000 on March 23, 2005 and redeemed the redemption securities on May 3, 2005 (the effective date of the Shareholder Consent) for $5.8 million.

      We subleased two offices in New York, New York from a company partially owned by our Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006. The lease amount is $3,000 per month. The annual lease payments in 2006 are $21,000.

Item 14. Principal Accountants' Fees and Services

The following table presents fees charged for professional fees charged for professional audit services for the audit of our financial statements for the years ended December 31, 2005 and 2004 by Amper Politziner & Mattia, P.C. No fees were paid for non-audit related services.

                                     2004      2005
Audit Fees (1)                     $124,000   140,000
Audit-Related Fees (2)              $15,750    54,600
Tax Fees (3)                             --        --
                                  ---------- ---------
             Total                 $139,750   194,600
                                  ========== =========

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

            3.7 Amendment to the Articles of Incorporation of MediaBay, Inc. regarding the designation of the Series D Preferred Stock.
                  (14)

            3.8 Articles of Amendment to the Articles of Incorporation of MediaBay, Inc. filed May 3, 2005. (18)

            10.1  1997 Stock Option Plan. (1)

            10.2  1999 Stock Incentive Plan. (2)

            10.3  2000 Stock Incentive Plan. (5)

            10.4  2001 Stock Incentive Plan. (6)

            10.5  2004 Stock Incentive Plan. (13)

            10.6 Form of 2004 Stock Incentive Plan Non-Qualified Stock Option Agreement for Officers. (16)

            10.7 Form of 2004 Stock Incentive Plan Non-Qualified Stock Option Agreement for Directors. (16)

            10.8 Letter Agreement between the Registrant and Norton Herrick entered into in November 2002. (10)

            10.9 Indemnification Agreement dated as of November 15, 2002 between the Registrant, MEH Consulting Services. Inc. and Michael Herrick. (8)

            10.10 Indemnification  Agreement  dated  as  of  November  15,  2002 between the Registrant and Norton Herrick. (8)

            10.11 Termination  Agreement  dated as of March 8,  2004  among  XNH
                  Consulting Services,  Inc., the Registrant and Norton Herrick.
                  (11)

            10.12 Employment Agreement between the Registrant and Jeffrey Dittus dated June 6, 2005. (14)

            10.13 Employment Agreement between the Registrant and Joseph Rosetti dated June 6, 2005. (14)

            10.14 Employment  Agreement  between  the  Registrant  and John Levy dated June 6, 2005. (14)

            10.15 Employment  Agreement  between the  Registrant and Robert Toro dated June 6, 2005. (14)

            10.16 Amendment  No. 1 dated  July 5, 2005 to  Employment  Agreement between the  Registrant and Jeffery Dittus dated June 6, 2005.
                  (15)

            10.17 Employment  Agreement  between  the  Registrant  and  Patricia
                  Campbell dated April 1, 2005 (effective April 4, 2005. (17)

            10.18 Employment Agreement between the Registrant and Howard Herrick dated October 30, 2002. (21)

            10.19 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Jeffrey Dittus. (19)

            10.20 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Joseph Rosetti. (19)

            10.21 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Robert Toro. (19)

            10.22 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Patricia Campbell. (19)

            10.23 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Daniel Altobello. (19)

            10.24 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Richard Berman. (19)

            10.25 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Paul Neuwirth. (19)

            10.26 Option  Agreement  dated  as of  April  4,  2005  between  the
                  Registrant and Stephen Yarvis. (19)

            10.27 Severance and Consulting  Agreement between the Registrant and
                  John Levy. (19)

            10.28 Approval of Bonus Payable to Robert Toro. (19)

            10.29 Letter  Agreement  among the  Registrant  and the Forest  Hill
                  Entities dated February 8, 2005. (20)

            10.30 Registration  Rights  Agreement  dated  March 21,  2005 by and among the Registrant and each of the investors whose names appear on the signature pages thereof. (14)

            10.31 Registration  Rights  Agreement  dated  March 21,  2005 by and between the Registrant and Goldman, Sachs & Co. (14)

            10.32 Registration  Rights Agreement (No. 1) dated March 19, 2005 by and among the Registrant., Norton Herrick and Huntingdon Corporation. (14)

            10.33 Registration  Rights Agreement (No. 2) dated March 19, 2005 by and among the Registrant, Norton Herrick and Huntingdon Corporation. (14)

            10.34 Securities  Purchase  Agreement  dated  March 21,  2005 by and among the Registrant, Satellite Strategic Finance Associates, LLC and the other institutional investors whose names appear on the signature pages thereof, including exhibits and schedules thereto. (14)

            10.35 Form of  Warrant  issued  to  each  Investor  pursuant  to the
                  Securities Purchase Agreement. (14)

            10.36 Form of Preferred  Warrant issued to each Investor pursuant to the Securities Purchase Agreement. (14)

            10.37 Form  of  Warrant  issued  to  Satellite   Strategic   Finance
                  Associates, LLC. (14)

            10.38 Form of Warrant issued to Merriman Curhan Ford & Co. (14)

            10.39 Form of Key  Employee  Agreement  dated March 21, 2005 between the Registrant. and each of Jeffrey A. Dittus and Joseph Rosetti. (14)

            10.40 Form of Voting Agreement and Proxy dated March 21, 2005 by and
                  among  the   Registrant,   Norton   Herrick   and   Huntingdon
                  Corporation. (14)

            10.41 Agreement  dated March 19,  2005 by and among the  Registrant,
                  Norton Herrick and Huntingdon Corporation. (14)

            10.42 Letter  Agreement  dated  March  21,  2005  by and  among  the
                  Registrant, Forest Hill Select Offshore Ltd., Forest Hill Select Fund, L.P. and Lone Oak Partners L.P. (14)

            10.43 Form of Letter  Agreement  between the  Registrant and each of
                  Stephen Yarvis, Paul Ehrlich, Paul Neuwirth and Richard Berman. (14)

            10.44 Transition  Agreement  dated  January 31, 2006, by and between the Registrant and Patricia Campbell. (23)

            10.45 Lease on office space at 2 Ridgedale Avenue, Cedar Knolls, New
                  Jersey.

            10.46 Settlement Agreement by and between the Registrant and Premier
                  Electronics, Inc.

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

            32.2 Certification of Robert Toro, Chief Financial Officer of MediaBay, Inc., pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
      * Previously filed

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

      (14) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated June 10, 2005.

      (15) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated July 7, 2005.

      (16) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 10-Q for the quarterly period ended June 30, 2005.

      (17) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated April 7, 2005.

      (18) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated May 3, 2005.

      (19) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

      (20) Incorporated by reference to the applicable exhibit contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

      (21) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

      (22) Incorporated by reference to the applicable exhibit contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

      (23) Incorporated by reference to the applicable exhibit contained in our Current Report on Form 8-K for the reportable event dated January 31, 2006.

      (b)   Financial Statement Schedule

            Schedule -I - Valuation and Qualifying Accounts and Reserve

                                 MediaBay, Inc.
                          Index to Financial Statements

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004.................F-3

Consolidated Statements of Operations for the years ended December 31, 2005,
2004, and 2003...............................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2005, 2004 and 2003.............................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005,
2004, and 2003...............................................................F-6

Notes to Consolidated Financial Statements...................................F-7

Schedule II Valuation and Qualifying Accounts and Reserves...................S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MediaBay, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of MediaBay, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at page S-1 as of December 31, 2005 and 2004 and for the three years in the period ended December 31, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaBay, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of December 31, 2005 and 2004 and for years then ended, when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


/s/ Amper, Politziner & Mattia, P.C.
Edison, New Jersey
March 30, 2006

                                                         MEDIABAY, INC.
                                                   Consolidated Balance Sheets
                                                     (Dollars in thousands)

                                                                                                       December 31,
                                                                                                  2005               2004
                                                                                             ---------------    ---------------
                                           Assets
Current Assets:
    Cash and cash equivalents...........................................................     $      8,243       $      3,122

    Accounts receivable, net of allowances for sales returns and doubtful accounts of
       $1,533 and $2,708 at December 31, 2005 and 2004, respectively....................              691              1,285
    Inventory...........................................................................              763              1,530
    Prepaid expenses and other current assets...........................................              464                199
    Royalty advances....................................................................              523                489
                                                                                             ---------------    ---------------
        Total current assets............................................................           10,684              6,625
Fixed assets, net.......................................................................            1,785                243
Other intangibles, net..................................................................               42                 50
                                                                                                    6,156
Goodwill................................................................................                               9,658
                                                                                             ---------------    ---------------
                                                                                             $     18,667       $     16,576
                                                                                             ===============    ===============
                     Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable and accrued expenses...............................................     $      4,969       $      5,361
    Accounts payable, related party.....................................................               --                315
    Current portion of long-term debt.......................................................           --                200
    Short-term debt, net of original issue discount of $52 and $54 at December 31, 2005 and
       2004, respectively...................................................................           32                 29
    Preferred dividend payable..............................................................          319                 --
                                                                                             ---------------    ---------------
        Total current liabilities.......................................................            5,320              5,905
Long-term debt, net of original issue discount of $111 and $908
    at December 31, 2005 and 2004, respectively.........................................              608              9,102
Related party long-term debt including accrued interest.................................              --               7,750
                                                                                             ---------------    ---------------
        Total liabilities...............................................................            5,928             22,757
                                                                                             ---------------    ---------------
Commitments and Contingencies                                                                          --                 --

Preferred stock, no par value, authorized 5,000,000 shares; no shares of Series
    A outstanding at December 31, 2005 and 25,000 shares of Series A outstanding at December 31, 2004; 200 shares of Series B issued and outstanding at
    December 31, 2005 and December 31, 2004; no shares of Series C issued and outstanding at December 31, 2005 and 43,527 shares of Series C issued and outstanding at December 31, 2004; and 21,063 shares of Series D issued and outstanding at December 31, 2005
    and no shares of Series D issued and outstanding at December 31, 2004...............           11,436              6,873
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding
    10,516,414 and 4,140,663 at December 31, 2005 and 2004, respectively................          121,681            101,966
Contributed capital.....................................................................           42,637             17,682
Accumulated deficit.....................................................................         (163,015)          (132,702)
                                                                                             ---------------    ---------------
Total common stockholders' equity (deficit).............................................           12,739             (6,181)
                                                                                             ---------------    ---------------
                                                                                             $     18,667       $     16,576
                                                                                             ===============    ===============

See accompanying notes to consolidated financial statements.

                                                         MEDIABAY, INC.
                                              Consolidated Statements of Operations
                                          (Dollars in thousands, except per share data)

                                                                                Years ended December 31,
                                                                        2005                2004             2003
                                                                  -----------------    ---------------   --------------
Sales, net of returns, discounts and allowances of $1,825,
     $5,363 and $16,960 for the years ended December 31,
     2005, 2004 and 2003, respectively..........................  $     8,955           $  18,831          $ 36,617
Cost of sales...................................................        5,920              12,547            17,764
Advertising and promotion expense...............................        2,091               5,546            10,452
Bad debt expense................................................           51                 829             3,940
General and administrative......................................        6,895               6,043             6,816
Severance and other termination costs...........................          697                  --               544
Depreciation and amortization...................................          154                 144               328
Charge for impairment of goodwill                                       3,502                  --                --
                                                                  -----------------    ---------------   --------------
      Operating (loss) income...................................      (10,355)             (6,278)           (3,227)
Interest (expense)..............................................         (767)             (9,082)           (1,925)
Interest income.................................................          257                  --                --
Loss on early extinguishment of debt............................         (579)                 --                --
                                                                  -----------------    ---------------   --------------
      Loss before income tax expense............................      (11,444)            (15,360)           (5,152)
Income tax expense..............................................           --              14,753             1,471
                                                                  -----------------    ---------------   --------------
      Net loss..................................................      (11,444)            (30,113)           (6,623)
Dividends on preferred stock....................................        1,446                 574               246
Deemed dividend on beneficial conversion of
    Series D Preferred Stock....................................       17,423                  --                --
                                                                  -----------------    ---------------   --------------
      Net loss applicable to common shares......................  $   (30,313)          $ (30,687)         $(6,869)
                                                                  =================    ===============   ==============


Basic and diluted loss per share:

      Basic and diluted loss per share..........................  $     (4.08)          $  (10.24)         $ (2.92)
                                                                  =================    ===============   ==============

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2005, 2004 and 2003
                             (Amounts in thousands)


                                              Series A                        Series B                     Series C
                                              Preferred       Series A        Preferred       Series B    Preferred    Series C
                                               stock -        Preferred        stock -        Preferred     stock -    Preferred
                                              number of       stock no        number of       stock no     number of    stock no
                                               shares         parvalue         shares         par value     shares      parvalue
Balance at January1, 2003                         25,000      $ 2,500                 -       $       -            -     $     -
Issuance of Series B Preferred Stock                   -            -             3,350             328            -           -
Warrants granted in consideration for
non-compete agreements                                 -            -                 -               -            -           -
Exercise of options                                    -            -                 -               -            -           -
Stock issued to consultants                            -            -                 -               -            -           -
Options issued to consultants                          -            -                 -               -            -           -
Columbia House settlement                              -            -                 -               -            -           -
Stock tendered as payment of settlement                -            -                 -               -            -           -
Warrants issued in connections
convectionmith financing                               -            -                 -               -            -           -
Options issued to Directors                            -            -                 -               -            -           -
Loss applicable to common shares                       -            -                 -               -            -           -
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                      25,000        2,500             3,350             328            -           -
Conversion of Series B Preferred Stock,
net of fees                                            -            -            (3,150)           (308)           -           -
Issuance of Series C Preferred Stock                   -            -                 -               -       43,527       4,353
Conversion of subordinated debt                        -            -                 -               -            -           -
Sales of common stock                                  -            -                 -               -            -           -
Exercise of options and warrants                       -            -                 -               -            -           -
Stock issued to consultants                            -            -                 -               -            -           -
Beneficial conversion feature of debt issued           -            -                 -               -            -           -
Warrants issued in connection with financing           -            -                 -               -            -           -
Inducement to convert                                  -            -                 -               -            -           -
Settlement of put obligation                           -            -                 -               -            -           -
Options issued to Directors                            -            -                 -               -            -           -
Options issued to consultants                          -            -                 -               -            -           -
Loss applicable to common shares                       -            -                 -               -            -           -
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                      25,000        2,500               200              20       43,527       4,353
Conversion of common stock to preferred                -           -                  -               -            -           -
Conversion of debt to common stock                     -           -                  -               -            -           -
Issuance ot common stock for extension of
registration rights agreement
Exercise of options
Conversion of preferred stock to common          (25,000)      (2,500)                -               -      (43,527)     (4,353)
Warrants issued in connection with sale of
Series D Preferred Stock                               -            -                 -               -            -           -
Beneficial conversion on Series D
Preferred Stock                                        -            -                 -               -            -           -
Preferred dividends paid in stock                      -            -                 -               -            -           -
Accretion of original issue discount
and beneficial conversion                              -            -                 -               -            -           -
Common stock issued to vendor                          -            -                 -               -            -           -
Sale of Series D Preferred Stock,
net of costs and beneficial conversion                 -            -                 -               -            -           -
Loss for the year ended December 31, 2005              -            -                 -               -            -           -
----------------------------------------------------------------------------------------------------------------------------------
                                                       -      $     -               200       $      20            -     $     -
==================================================================================================================================

                                              Series D
                                              Preferred       Series D       Common
                                               stock -         Preferred      stock      Common
                                              number of       stock no       number of  stock - no    Contributed   Accumulated
                                               shares         parvalue       shares     par value       capital       deficit
Balance at January1, 2003                             -       $       -          2,390    $ 94,800      $   8,251   $   (95,146)
Issuance of Series B Preferred Stock                  -               -              -           -              -             -
Warrants granted in consideration for
non-compete agreements                                -               -              -           -             23             -
Exercise of options                                   -               -             18           -              -             -
Stock issued to consultants                           -               -              5          14              -             -
Options issued to consultants                         -               -              -           -             26             -
Columbia House settlement                             -               -            (54)       (247)         3,020             -
Stock tendered as payment of settlement               -               -           (183)          -              -             -
Warrants issued in connections
convectionmith financing                              -               -              -           -            176             -
Options issued to Directors                           -               -              -           -             73             -
Loss applicable to common shares                      -               -              -           -              -        (6,869)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                          -               -          2,176      94,567         11,569      (102,015)
Conversion of Series B Preferred Stock,
net of fees                                           -               -             78         365              -             -
Issuance of Series C Preferred Stock                  -               -              -           -              -             -
Conversion of subordinated debt                       -               -          1,433       5,554              -             -
Sales of common stock                                 -               -            300         900              -             -
Exercise of options and warrants                      -               -            150         562              -             -
Stock issued to consultants                           -               -              4          18              -             -
Beneficial conversion feature of debt issued          -               -              -           -          3,991             -
Warrants issued in connection with financing          -               -              -           -          1,164             -
Inducement to convert                                 -               -              -           -            391             -
Settlement of put obligation                          -               -              -           -            259             -
Options issued to Directors                           -               -              -           -            219             -
Options issued to consultants                         -               -              -           -             89             -
Loss applicable to common shares                      -               -              -           -              -       (30,687)
--------------------------------------------------------------------------------------------------------------------------------
Balance at lkcember 31, 2004                          -               -          4,141     101,966         17,682      (132,702)
Conversion of common stock to preferred                             909           (300)       (909)             -             -
Conversion of debt to common stock                    -                          2,039       5,784              -             -
Issuance ot common stock for extension of
registration rights agreement                                                       19           -
Exercise of options                                                                 17          40
Conversion of preferred stock to common         (14,837)         (9,085)         4,497      15,938              -             -
Warrants issued in connection with sale of
Series D Preferred Stock                              -               -              -           -          12,838            -
Beneficial conversion on Series D
Preferred Stock                                       -               -              -           -          17,423            -
Preferred dividends paid in stock                     -               -             26          47              -             -
Accretion of original issue discount
and beneficial conversion                             -           6,741              -      (1,435)        (5,306)            -
Common stock issued to vendor                         -               -             77         250              -             -
Sale of Series D Preferred Stock,
net of costs and beneficial conversion           35,900          12,851              -           -              -             -
Loss for the year ended December 31, 2005             -               -              -           -              -       (30,313)
--------------------------------------------------------------------------------------------------------------------------------
                                                 21,063        $ 11,416          10,516   $121,681      $  42,637    $ (163,015)
================================================================================================================================


See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                   Years ended December 31,
                                                                          2005             2004             2003
                                                                        -------------    -------------    -------------
Cash flows from operating activities:
Net loss.............................................................   $   (11,444)     $   (30,113)      $   (6,623)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
    Charge for impairment of goodwill                                         3,502               --               --
    Inventory obsolescence included in cost of goods sold............            --            2,530              285
    Write-off of non-recoupable royalty advances                                 --            1,215               --
    Income tax expense...............................................            --           14,753            1,471
    Non-cash beneficial conversion                                                             4,382               --
    Amortization of deferred member acquisition costs................            17            3,509            6,625
    Loss on extinguishment of debt                                              579            1,532               --
    Non-current accrued interest.....................................           155              898              909
    Amortization of deferred financing costs and original issue
    discount.........................................................           240            1,329              561
    Depreciation and amortization....................................           154              144              328
    Non-cash compensation expense....................................                            328              118
    Changes in asset and liability accounts, net of acquisitions and asset write-downs:
      Decrease in accounts receivable, net...........................           816            1,979            4,195
      Decrease in inventory..........................................           767              103              896
      (Increase) decrease in prepaid expenses
        and other current assets.....................................          (319)             (48)             300
      (Increase) decrease in royalty advances........................           (34)          (1,000)             240
      Increase in deferred member acquisition costs..................            --             (356)          (2,410)
      (Decrease) increase in accounts payable and accrued expenses...          (643)          (5,406)          (5,346)
                                                                        -------------    -------------    -------------
       Net cash (used in) provided by operating activities...........        (6,210)          (4,221)           1,549
                                                                        -------------    -------------    -------------
Cash flows from investing activities:
  Purchase of fixed assets...........................................        (1,687)            (136)             (16)
  Additions to intangible assets.....................................            --              (20)            (102)
  Cash paid in acquisitions..........................................            --               --             (148)
                                                                        -------------    -------------    -------------
       Net cash used in investing activities.........................        (1,687)            (156)            (266)
                                                                        -------------    -------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of debt                                                 --           13,500            1,065
  Redemption of Series A and C Preferred Stock                               (5,789)
  Proceeds from sale of common stock.................................            --              900               --
  Proceeds from exercise of stock options............................            40              563               --
  Proceeds from sale of preferred stock and warrants, net of costs...        31,421               --              328
  Repayment of long-term debt........................................       (11,763)          (6,008)          (1,615)
  Payment of dividends...............................................          (891)              --               --
  Increase in deferred financing costs...............................            --           (2,139)             (99)
  Payments made in connection with litigation
      settlement recorded in contributed
      capital, net of cash received..................................            --               --             (676)
                                                                        -------------    -------------    -------------
       Net cash provided by (used in) financing activities...........        13,018            6,816             (997)
                                                                        -------------    -------------    -------------
Net increase in cash and cash equivalents............................         5,121            2,439              286
Cash and cash equivalents at beginning of year.......................         3,122              683              397
                                                                        -------------    -------------    -------------
Cash and cash equivalents at end of year.............................   $     8,243      $     3,122       $      683
                                                                        =============    =============    =============

See accompanying notes to consolidated financial statements.

                                 MEDIABAY, INC.
                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2005, 2004 and 2003
                  (Dollars in thousands, except per share data)

(1)   Liquidity and Cash Flow

      Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and its principal shareholders.

      As of December 31, 2005, the Company had cash on hand of $8.2 million, which is substantially greater than the $3.1 million cash on hand at December 31, 2004. However, the Company's cash balance has declined during 2006 and will continue to decline for the foreseeable future unless we obtain financing, as we continue to use cash in our operations.

      The Company is currently pursuing a new strategy of selling downloadable spoken word and hard good format content online. To date, its sales of digital downloads have been minimal.

      Because the Company is pursuing a new strategy, which focuses on downloadable spoken word content, it has not, and will not, devote the funds necessary to acquire new Audio Book Club members to offset member attrition. As a result, revenue will continue to decline, which will continue to negatively impact its performance and result in negative cash flow from operations. The Company expects this trend to continue until such time, if ever, it can generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites it may develop.

The Company believes that its existing cash plus anticipated revenues will not be sufficient to fund its capital commitments described below and operate its business for the next twelve months without raising additional financing. The Company has engaged investment bankers to help seek strategic alternatives for it including raising additional financing. There can be no assurance that the Company will be successful in raising additional financing. The failure to do so in a timely manner will limit its ability to execute its business plan and could ultimately impair its ability to continue as a going concern.


(2)   Organization

      MediaBay is a Florida corporation formed on August 16, 1993. The Company is a digital media, marketing and publishing company specializing in spoken audio entertainment, such as audio readings of books, newspapers, magazines, original productions and radio broadcast transcripts. Today, the Company has two principal content libraries: (1) Audiobooks which it sells via digital download and on CD and cassette through Soundsgood.com, the Audio Book Club and third-party websites; and (2) an archive of the history of American radio which it produces and sells on CD and cassettes through its catalog, a mail order-based continuity program, retail outlets, its on-line download subscription service and third-party websites. The Company broadcasts its radio programs through a syndicated radio show on 200 commercial stations across the United States, as well as its 24-hour Radio Classics channels on Sirius and XM Satellite Radio.

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

      Costs of internal use software are accounted for in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issue Task Force Issue No. 00-02 ("EITF 00-02"), "Accounting for Website Development Costs." SOP 98-1 and EITF 00-02 require that the Company expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the software's estimated useful life, estimated at three years. Capitalized internal use software and website development costs are included in Fixed Assets, net, in the accompanying balance sheets.

Other Intangibles, Net

      Intangible  assets,   principally  consisting  of  purchased  intellectual
property, which is reviewed for impairment on each reporting date, and non-compete agreements, which are being amortized over their contractual term.

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company ceased amortization of goodwill as of January 1, 2002. The Company performed annual impairment tests as of December 31, 2005, 2004 and 2003 in February 2006, January 2005 and October 2003. The Company recorded an impairment charge of $3,502 at December 31, 2005 as a result of the impairment tested conducted in February 2006.

Revenue Recognition

      During the years ended December 31, 2005, 2004 and 2003, the Company derived its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail and the Internet. The Company also sold classic radio shows to retailers either directly or through distributors. The Company derived additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derived a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company or directly from the broadcaster. Allowances for future returns are based upon historical experience and evaluation of current trends.

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

Cost of Sales

      Cost of sales includes the following:

      o Product costs (including free audiobooks in the initial enrollment offer to prospective customers as well as the cost to digitize content for download)
      o     Royalties to publishers and rightsholders
      o     Fulfillment costs, including shipping and handling
      o     Customer service
      o     Direct  response   billing,   collection  and  accounts   receivable
            management

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

Stock-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming a hypothetical fair value method application. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS
123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. The cumulative effect of initially applying Statement 123(R), if any, will be recognized as of the date of adoption. The Company evaluated the impact of Statement SFAS 123(R) on its financial position and results of operations and does not expected the impact to be material as all options outstanding at December 31, 2005 were fully vested. Had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2005 and 2004 would have been as follows:

                                                                              Year Ended December 31,
                                                                    2005               2004               2003
                                                              ------------------ ------------------ ------------------
Net loss applicable to common shares, as reported             $    (30,313)        $  (30,687)        $   (6,869)

Add: Stock-based employee compensation expense included in
     reported net income applicable to common shares, net
     of related tax effects                                             --                 --                 --

Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                             (2,765)            (2,092)            (1,486)
                                                              ------------------ ------------------ ------------------
Pro forma net loss applicable to common shares                $    (33,078)        $  (32,779)        $   (8,355)
                                                              ================== ================== ==================
Net loss per share:

Basic and diluted-as reported                                 $      (4.08)        $   (10.24)        $    (2.92)
                                                              ================== ================== ==================

Basic and diluted-pro forma                                   $      (4.45)        $   (10.94)        $    (3.56)
                                                              ================== ================== ==================

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

      Based on a change in Company strategy, which the Company believes will result in lower sales and losses in the near term, but ultimately will be more profitable, the Company has determined that it is more likely than not that it will, in the foreseeable future, be unable to realize all or part of its net deferred tax asset. The Company has accordingly made an adjustment to the deferred tax asset recording an increase to the valuation allowance, resulting in a deferred tax expense charged against income in the fourth quarter of 2004, the period when such determination was made. In 2005 the Company continues to provide a full valuation allowance for its net deferred tax assets.

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

      SOP 93-7 requires that the realizability of the mounts of direct-response advertising reported as assets should be evaluated at each balance sheet date by comparing the carrying amounts of the assets to their probable remaining future net revenues. Based on a change in Company strategy, which the Company believes will result in lower sales and losses in the near term, but ultimately will be more profitable, the Company determined that the future net revenue from the Company's Audio Book Club does not support the carrying amount of the direct-response advertising reported as assets relating to the Audio Book Club. Accordingly the Company made an adjustment to write-off the entire carrying amount of the asset in the fourth quarter for 2004 resulting in an increase in advertising expense of $846. At December 31, 2005, the Company had no direct-response advertising reported as assets.

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

Recent Accounting Pronouncements

Consolidation of variable interest entities

      In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. There was no impact to the Company from the adoption of this statement. Accounting changes and error corrections

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of FASB 154 will depend on the accounting change, if any, in future periods.

Share-based payment

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after June 15, 2005. We are required to adopt Statement 123(R) in 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying Statement 123(R), if any, will be recognized as of the date of adoption. There was no impact to the Company as a result of adopting Statement SFAS 123(R) as all options outstanding at December 31, 2005 were fully vested. Exchanges of Nonmonetary Assets

      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 ("Statement No. 153"). Statement No.153 is effective for nonmonetary asset exchanges occurring in our fiscal year beginning January 1, 2006. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 is not expected to have a material impact on our financial statements.

Inventory costs

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005; however, early adoption of this Statement is permitted. We do not anticipate an impact from the adoption of this statement.


(4)   Fixed Assets

      Fixed Assets consist of the following as of December 31,

                                                         2005          2004
                                                       ---------     --------
      Capital leases, equipment and related software...$  1,170     $   959
      Furniture and fixtures...........................      84          84
      Leasehold improvements...........................      74          74
      Web site development costs.......................   1,532          57
                                                       --------     -------
      Total............................................   2,860       1,174
      Accumulated depreciation.........................  (1,076)       (931)
                                                       --------     -------
                                                       $  1,784     $   243
                                                       ========     =======

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $145, $120 and $146, respectively.

(5)   Goodwill and Other Intangibles

      SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires the Company to perform an evaluation of goodwill impairment annually. The Company conducted its annual impairment test for 2005 in February 2006 and for 2004 in January 2005, utilizing the services of an independent appraiser, and its annual impairment tests for 2003 in October 2003. The Company recorded an impairment charge of $3,502 at December 31, 2005 as a result of the impairment test conducted in February 2006.

      The following is a reconciliation of changes in the carrying amounts of goodwill for the Radio Spirits reportable segment for each of 2005 and 2004:

                                                  2005           2004

Balance at January 1,                          $   9,658      $   9,658
Charge for impairment of Goodwill                 (3,502)            --
                                               -----------    -----------
Ending Balance                                 $   6,156      $   9,658
                                               ===========    ===========

      The following table presents details of other intangibles at December 31, 2005 and December 31, 2004:

                                                 December 31, 2005                          December 31, 2004
                                     ---------------------------------------    ---------------------------------------
                                                    Accumulated                                Accumulated
                                       Cost        Amortization        Net         Cost        Amortization        Net
                                     ---------     ------------     --------    --------      --------------    --------
Mailing Agreements                   $     592       $      592      $    --    $     592      $      592       $    --
Customer Lists                           4,380            4,380           --        4,380           4,380            --
Non-Compete Agreements                     313              296           17          313             288            25
Other                                       25               --           25           25              --            25
                                     ---------       ----------      -------    ---------      ----------       -------
Total Other Intangibles              $   5,310       $    5,268      $    42    $   5,310      $    5,260       $    50
                                     =========       ==========      =======    =========      ==========       =======

      Amortization of intangible assets was $8, $24 and $181 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company estimates intangible amortization expenses of $8 in 2006 and $9 in 2007.

(6)   Debt

                                                                           As of
                                                             December 31,         December 31,
                                                                 2005                 2004
                                                             ------------         ------------
     Credit agreement, senior secured debt,
          net of original issue discount                     $        --           $    8,661
     Premier debt, net of original issue discount                    640                 670
     Related party notes and related accrued interest,
          net of original issue discount                              --               7,750
                                                             ------------         ------------
     Total debt                                                      640               17,081
              Less: current portion                                  (32)                (229)
                                                             ------------         ------------
     Long-term debt                                                  608           $   16,852
                                                             ============         ============

March 2005 Payment and Conversion of Debt

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

      The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest and dividends due to them in the amount $2,271.

Convertible Debt

      On January 29, 2004, the Company issued $4,000 aggregate principal amount of promissory notes (the "January 2004 Notes") and warrants to purchase 392,158 shares of common stock (the "Investor Warrants") to institutional and accredited investors (the "Offering"). The notes were due on the earlier of (i) April 30, 2005, (ii) such date on or after July 1, 2004 at such time as all of the Company's indebtedness under its existing credit facility is either repaid or refinanced or (iii) the consummation by the Company of a merger, combination or sale of all or substantially all of the Company's assets or the purchase by a single entity, person or group of affiliated entities or persons of 50% of the Company's voting stock. The January 2004 Notes bore interest at the rate of 6%, increasing to 9% on April 28, 2004 and 18% on July 27, 2004. On receipt of shareholder approval, which was received on April 12, 2004, in accordance with the terms of the January 2004 Notes, the principal amount of the notes automatically converted into MediaBay common stock at the rate of one share of common stock at $4.50, or approximately 888,888 shares. In addition accrued interest in the amount $49 also converted into common stock at $4.50 per share, or 10,813 shares.

      In connection with the Offering, the Company issued to the placement agent and a broker warrants to purchase an aggregate of 40,833 shares of common stock and also issued to the placement agent warrants to purchase an additional 83,481 shares of Common Stock on April 12, 2004 as partial consideration for its services as placement agent. All warrants issued are exercisable until January 28, 2009 at an exercise price of $7.68 per share.

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

Zohar Credit Agreement and Related Transactions

      On April 28, 2004, MediaBay entered into a credit agreement ("Zohar Credit Agreement") by and among MediaBay and certain of its subsidiaries, the guarantors signatory thereto, Zohar CDO 2003-1, Limited ("Zohar") as lender, and Zohar, as agent, pursuant to which MediaBay and certain of its subsidiaries initially borrowed $9,500. The initial term of the New Credit Agreement is one year and it is extendable, at MediaBay's sole option, for two additional one-year terms upon issuance of additional notes of $600 for the first additional year and $300 for the second additional year, provided there is no event of default. The loan bears interest at the rate of LIBOR plus 10%. In the first year of the loan, a fee of $900 has been added to the principal balance, which will be reflected as debt discount and will be accreted to interest expense over the next twelve months. The New Credit Agreement contains certain positive and negative covenants, including, beginning with the quarter ending September 30, 2004, the maintenance of certain minimum levels of EBITDA, as defined in the New Credit Agreement. Had the New Credit Agreement been in effect at the date of the filing of this Annual Report on Form 10-K, the Company would not be in compliance with EBITDA covenant.

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

      On April 28, 2004, to reduce its debt to $6,800, the Principal Shareholder and his affiliate agreed, subject to, and automatically upon, the receipt of a fairness opinion from an independent investment banking firm, to exchange the principal of their $500 Note, $1,000 Note, $150 Note and $350 Note, plus accrued and unpaid interest owed to the Principal Shareholder aggregating $1,833 and accrued and unpaid dividends owed to the Principal Shareholder aggregating $519 into an aggregate of 43,527 shares of Series C Preferred Stock convertible into
(i) an aggregate of 930,046 shares of Common Stock at an effective conversion price of $4.68, and (ii) warrants to purchase an aggregate of 1,860,128 shares of Common Stock. The Warrants are exercisable until April 28, 2014 at an exercise price of $3.18. The Series C Preferred Stock has a liquidation preference of $100 per share. On May 25, 2004, a fairness opinion was received from an independent investment banking firm, and, pursuant to the agreements described above, the exchange of debt for units occurred. The transactions described above resulted in a charge to earnings for debt inducement pursuant to SFAS 84 of $391.

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

New ABC Note

      Also on April 28, 2004, MediaBay repaid $1,600 principal amount of the $3,200 principal amount convertible note issued to ABC Investment, L.L.C. MediaBay issued a new $1,600 note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $3.00. The closing sale price of MediaBay's Common Stock on the closing date was $2.88. The entire principal amount of the note was converted into common stock during the fourth quarter of 2004.

Premier Debt

      MediaBay entered into a settlement agreement, dated as of April 1, 2004, with Premier Electronic Laboratories, Inc. ("Premier"). Premier had previously exercised its right to put its shares of Common Stock to MediaBay for $1,100 pursuant to a Put Agreement dated December 11, 1998. Pursuant to the settlement, among other things, MediaBay is paying Premier $950 as payment of the amounts due to Premier. MediaBay's obligation under the Put Agreement was reduced by $150 in exchange for relinquishing certain leases for real property. MediaBay paid $14 on closing and is paying the remaining balance over six years in monthly payments starting at $7 in July 2004 and increasing to $19 from May 2007 through April 2010.

      The future minimum loan payments are as follows:

      Year Ending December 31,

        2006................................................  $     77
        2007................................................       183
        2008................................................       233
        2009................................................       233
        Beyond..............................................        77
                                                           ---------------
        Total maturities, including debt discount of $164...  $    803
                                                           ===============


(7)   Commitments and Contingencies

      Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $189, $179 and $180, respectively.

Operating Leases

      The Company leases approximately 12,000 square feet of office space in Cedar Knolls, New Jersey pursuant to a sixty-six month lease agreement dated April 18, 2003.

      The Company subleased two offices in New York, New York from a company partially owned its Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006. The lease amount is $3,000 per month. The annual lease payments in 2006 are $21.

      Minimum annual lease commitments including capital improvement payments under all non-cancelable operating leases are as follows:

      Year ending December 31,

      2006.....................................   $        210
      2007.....................................            198
      2008.....................................            198
      Thereafter...............................             --
                                                  ------------
      Total lease commitments..................   $        606
                                                  ============

Capitalized Leases

      During the year ended December 31, 2005, the Company had one capital leases. Lease payments under capitalized lease agreements were $6, $59 and $53 in 2005, 2004 and 2003, respectively. The amount of equipment capitalized under the leases and included in fixed assets is $159, and net of depreciation the fixed asset balance is $4 and $24 at December 31, 2005 and 2003, respectively. The obligations under the leases included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2005 and 2004 were $5 and $9, respectively.

      Minimum annual lease commitments under capital leases are as follows:

      2006.....................................$      5
                                               ---------
      Total capital lease commitments..........$      5
                                               =========
Employment Agreements

      The Company has commitments pursuant to employment agreements with certain of its officers. Its minimum aggregate commitments under such employment agreements are approximately $365,000, $280,000 and 117,000 during 2006, 2007, and 2008, respectively.

Licensing Agreements

      The Company has numerous licensing agreements for both audiobooks and old-time radio shows with terms generally ranging from one to five years, which require the Company to pay, in some instances, non-refundable advances upon signing agreements, against future royalties. The Company is required to pay royalties based on net sales. Royalty expenses were $913, $1,473 and $2,524 for 2005, 2004 and 2003, respectively. Minimum advances required to be paid under existing agreements for the next five years are as follows:

         2006                      453
         2007                      235
         2008                      148
                               -------
         Total                   $ 836
                               =======

      As of December 31, 2005, we had past due royalty payments under our licensing agreements aggregating $1,397. The publishers and other rights holders to whom these payments would be payable have not requested royalty statements or payments. These amounts are accrued for and reflected in our financial statements.

Litigation

      The Company is not a defendant in any litigation. In the normal course of business, the Company is subject to threats of litigation. The Company does not believe that the potential impact of any threatened litigation, if ultimately litigated, will have a material adverse effect on the Company.

(8)   Stock Option and Stock Incentive Plans

      In June 1997, the Company adopted the 1997 Stock Option Plan, pursuant to which the Company's Board of Directors may grant stock options to key employees of the Company. In June 1998, the Company amended the 1997 Stock Option Plan to authorize the grant of up to 333,333 shares of authorized but unissued common stock.

      In March 1999, the Company's stockholders approved an amendment to the Company's Articles of Incorporation adopting the Company's 1999 Stock Incentive Plan. The 1999 Stock Incentive Plan provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 416,667 shares of common stock have been reserved for issuance pursuant to the plan.

      In June 2000, the Company's shareholders adopted the Company's 2000 Stock Incentive Plan, which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 583,333 shares of common stock have been reserved for issuance pursuant to the plan.

      In October 2001, the Company's shareholders adopted the Company's 2001 Stock Incentive Plan, which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 583,333 shares of common stock have been reserved for issuance pursuant to the plan.

      In December 2004, the Company's shareholders adopted the Company's 2004 Stock Incentive Plan, which provides for grants of awards of stock options, restricted stock, deferred stock or other stock based awards. A total of 1,250,000 shares of common stock have been reserved for issuance pursuant to the plan.

      Options under the Company's option plans expire at various times between 2005 and 2014. In accordance with the plans, options generally have terms of 5 to 10 years are exercisable from grant date to three years.

      On December 30, 2005, the Board of Directors accelerated the vesting of all of the Company's unvested stock options awarded to directors, officers and employees under its various plans all of which had an exercise price greater than the closing price of the Company's common stock on the NASDAQ National Market on December 30, 2005.

      The Board's decision to accelerate the vesting of these options was in response to a review of the Company's long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS No. 123R, which the Company is required to adopt in 2006. The Company believed that accelerating the vesting of these options prior to the adoption of SFAS No. 123R may have resulted in the Company not having to recognize compensation expense in the then remaining vesting periods. Note 3 above discloses the Company's net loss and net loss per share for the year ended December 31, 2005 and 2004 had compensation expense for the Company's stock options been recognized on the fair value on the grant date under SFAS 123 (R).



         Stock option activity under the plans is as follows:

                                                                Weighted
                                                                 average
                                             Shares          exercise price
                                        -----------------    ----------------
Outstanding at January 1, 2003               1,049,100         $   26.34
   Granted                                     598,964              6.30
   Exercised                                   (50,000)             3.00
   Canceled and expired                       (296,250)            28.38
                                        -----------------    ----------------
Outstanding at December 31. 2003             1,301,814             17.52
   Granted                                   1,006,250              5.16
   Exercised                                  (131,338)             3.72
   Canceled and expired                       (418,548)            16.74
                                        -----------------    ----------------
Outstanding at December 31. 2004             1,758,178             11.70
   Granted                                   1,254,164              2.52
   Exercised                                   (17,710)             2.08
   Canceled and expired                       (109,335)            26.26
                                        -----------------    ----------------
Outstanding at December 31. 2005             2,885,297        $     7.41
                                        =================    ================

      The per share weighted-average fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 is as follows using an accepted option-pricing model with the following assumptions and no dividend yield. The shares were granted as follows:

                                                                                          Risk-free
                                                 No. of       Exercise       Assumed       interest     Fair Value
                   Date                          Shares        Price       Volatility        rate        per Share
------------------------------------------   --------------   --------     ----------     ---------     -----------
2003 Grants:
     First Quarter                                   6,667     $ 9.00          165%         4.85%         $ 5.40
     Second Quarter                                      --        --           --            --               --
     Third Quarter                                 362,309       5.82          165%         4.85%           1.74
     Fourth Quarter                                229,988       7.02           97%         4.00%           4.02
                                             ---------------
Total                                              598,964
                                             ===============

2004 Grants:
     First Quarter                                 275,833     $ 8.52          100%         3.50%         $ 3.66
     Second Quarter                                350,000       3.18           75%         3.45%           1.74
     Third Quarter                                 151,250       2.58           75%         3.44%           1.08
     Fourth Quarter                                229,167       5.76          200%         3.46%           4.98
                                             ---------------
Total                                            1,006,250
                                             ===============

2005 Grants:
     First Quarter                                  16,667     $ 5.22          125%         3.35%         $ 2.13
     Second Quarter                                784,977       3.54          115%         3.35%           3.10
     Third Quarter                                      --         --           --            --              --
     Fourth Quarter                                452,500     $ 1.35          103%         4.38%          $1.24
                                             ---------------
Total                                            1,254,164
                                             ===============

      The following table summarizes information for options outstanding and exercisable at December 31, 2005:

                                                                                             Options Exercisable
 Range of Prices        Number          Options Outstanding          Weighted     -------------------------------------------
                                          Weighted Average           Average           Number           Weighted Average
                                      Remaining Life in Years     Exercise Price                         Exercise Price
 ---------------- ---------------------------------------------- ---------------------------------- -------------------------
 $ 1.99-3.00              741,253               4.28                  $  1.65            193,812         $     2.26
   3.18-6.00            1,492,139               5.42                  $  3.94            769,374         $     4.17
  6.12-10.50              375,987               3.72                  $  7.80            293,902         $     7.94
 10.74-42.00              275,018               3.57                  $ 22.52            275,018         $    24.52
                  ---------------------------------------------- ---------------------------------- ------------------------
                        2,885,297               4.73                  $  7.41          1,515,439         $     8.30
                  ============================================== ================================== ========================

      At December 31, 2005, there were no additional shares available for grant under the 1997 Plan, no additional shares available for grant under the 1999 Plan, no additional shares available for grant under the 2000 Plan, no additional shares available for grant under the 2001 Plan and 173,904 additional shares available for grant under the 2004 Plan.

(9)   Warrants and Non-Plan Options

      In connection with the 2005 financings described above the Company issued warrants to purchase a total of 6,674,318 shares of the Company's common stock, all of which became exercisable in 2005, to investors and advisors. In connection with the 2004 financings described above the Company issued warrants to purchase a total of 2,487,641 shares of the Company's common stock, all of which became exercisable in 2004, to investors and advisors. During the year ended December 31, 2004, warrants to purchase 23,323 of the Company's common stock expired; non-plan options to purchase 33,333 shares of the Company's common stock expired or were cancelled and non-plan options to purchase 1,333 shares were exercised.

      The following table summarizes information for warrants and non-plan options outstanding and exercisable at December 31, 2005:

                                                                                             Options Exercisable
 Range of Prices        Number          Options Outstanding          Weighted     ------------------------------------------
                                          Weighted Average           Average           Number           Weighted Average
                                      Remaining Life in Years     Exercise Price                         Exercise Price
 ---------------- ---------------------------------------------- ---------------------------------- ------------------------
   $3.18-$4.14          8,534,446               5.24                    $3.43           8,534,446              $3.43
   $4.80-$7.50            120,419               3.31                    $5.50             120,419              5.50
   $7.68-18.00            587,724               3.36                    $8.21            587,724               8.21
                  ---------------------------------------------- ---------------------------------- ------------------------
                        9,242,589               5.10                    $3.76          9,242,589              $3.76
                  ============================================== ================================== ========================

(10)  Litigation Settlement

      In December 1998, the Company acquired certain assets from a third party. The parties also entered into certain other agreements including a mailing agreement and a non-compete agreement. As consideration for the assets acquired and the related transactions, including the mailing agreement and the non-compete agreement, the third party received cash consideration of $30,750 and an aggregate of 54,167 shares of the Company's common stock"(the "shares") and warrants to purchase an additional 16,667 shares of the Company's common stock. The parties also entered into a Registration and Shareholder Rights Agreement pursuant to which, the Company granted the third party the right under certain circumstances, commencing December 31, 2004, to require the Company to purchase from the third party the Shares at a price of $90.00 per Share.

      In 2001, the Company commenced litigation alleging, among other things, that the Company was fraudulently induced to purchase certain of the assets. On June 16, 2003, Audio Book Club, Inc. ("ABC"), a wholly owned subsidiary of MediaBay entered into a settlement agreement with respect to the lawsuit. Pursuant to the settlement agreement, ABC received $350 in cash, the return for cancellation of 54,167 shares of MediaBay common stock issued in connection with the acquisition and the termination of put rights granted to the seller in the acquisition with respect to 38,333 of the shares (put rights with respect to the remaining 15,833 shares had previously terminated). The termination of the put rights terminated a $3,450 future contingent obligation of MediaBay and results in a corresponding increase in stockholders' equity.

      The calculation of the settlement of litigation recorded in Contributed Capital is as follows:


      Termination of contingent put rights                             $3,450
      Return for cancellation of 54,167 shares of common stock            247
      Cash received                                                       350
                                                                       ------
      Total received in settlement of litigation                        4,047
      Legal and other costs incurred in connection with the litigation  1,027
                                                                       ------
      Settlement of litigation recorded in Contributed Capital         $3,020
                                                                       ======

(11)  Equity

      The  following   table  presents   information   regarding  the  Company's
outstanding preferred stock at December 31, 2005 and December 31, 2004:

                                                                                         As of
                                                                               December 31,   December 31,
                                                                                   2005           2004
                                                                               ------------   ------------
Series A Convertible Preferred Stock                                           $       --     $    2,500
Series B Convertible Preferred Stock                                                   20             20
Series C Convertible Preferred Stock                                                   --          4,353
Series D Convertible  Preferred  Stock,  total  outstanding  December 31,
     2005  $21,063,  net of cash  fees  and  expenses  of  $2,114;  value
     ascribed to investors' and advisors' warrants of $7,533                       11,416             --
                                                                               ------------   ------------
Total Preferred Stock                                                          $   11,436     $    6,873
                                                                               ============   ============

March 2005 Sale of Series D Convertible Preferred Stock and Warrants

      On March 21, 2005, the Company issued an aggregate of (a) 35,900 shares (the "Offering Shares") of its Series D Convertible Preferred Stock (the "Series D Preferred") convertible into 10,878,788 shares of the Company's common stock,
(b)  5,439,394   five-year   common  stock  purchase   warrants  (the  "Offering
Warrants"),  valued  at  $10,852  using an  accepted  valuation  method  and (c)
preferred warrants (the "Over-Allotment Warrants" and, together with the Offering Shares and the Offering Warrants, the "Offering Securities") exercisable for a limited time, for additional proceeds to the Company of $8,975, to purchase (1) up to 8,975 additional shares of Series D Preferred (the "Additional Shares" and, together with the Offering Shares, the "Preferred Shares") and (2) up to 1,359,849 additional warrants identical to the Offering Warrants (the "Additional Warrants" and, together with the Offering Warrants, the "Warrants"), to accredited investors (the "Investors") for an aggregate purchase price of $35,900 (the "Financing").

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

      The Over-Allotment Warrants were exercisable until February 9, 2006; none were exercised.

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

      The Company received $35,000 of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900 of the purchase price) in the Financing. Merriman Curhan Ford & Co. ("Merriman") acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from the Company of $2,625 plus a five-year warrant (the "Merriman Warrant") to purchase 1,193,182 shares of Common Stock at an exercise price of $4.14 per share commencing upon May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from the Company with respect to the Financing in the amount of $175. In addition, the Company issued to Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., investors in the Financing, warrants to purchase an aggregate of 41,667 shares of Common Stock (identical to the Warrants), and reimbursed them $55 for expenses, for consulting services rendered by it in connection with the Financing. The Company incurred cash fees and expenses including fees paid to advisors of $3,579. Warrants issued to advisors were valued at $1,986 using an accepted valuation method.

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

      As of December 31, 2005, 14,837 shares of Series D Preferred Stock plus accrued dividends thereon had been converted into 4,521,592 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

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

      The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest dividends due to them in the amount $2,271 and placed into escrow $5,784. This amount was released to redeem the portion of Series A Preferred Stock not converted and all of the Series C Preferred Stock on May 3, 2005, the 20th day after an information statement was sent to all shareholders who did not initially vote on the transaction.

October 2004 Stock Sale

      On October 11, 2004, MediaBay, Inc. (the "Company") entered into a Securities Purchase Agreement pursuant to which it issued to the purchasers thereunder an aggregate of 300,000 shares (the "Shares") of the Company's common stock, no par value per share (the "Common Stock"), and warrants to purchase 75,000 shares of Common Stock (the "Warrants"). The purchasers paid an aggregate purchase price of $900 for the Shares and Warrants. Each Warrant is exercisable to purchase one share of the Company's Common Stock at an exercise price of $4.98 per share during the five (5)-year period commencing on October 11, 2004. The Shares and Warrants were issued to the purchasers without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemptions from registration provided under 4(2) of the Act. The issuances did not involve any public offering; the Company made no solicitation in connection with the transactions other than communications with the purchasers; the Company obtained representations from the purchasers regarding their investment intent, experience and sophistication; the purchasers either received or had access to adequate information about the Company in order to make informed investment decisions; the Company reasonably believed that the purchasers were sophisticated within the meaning of Section 4(2) of the Act; and the Shares and Warrants were issued with restricted securities legends. No underwriting discounts or commissions were paid in conjunction with the issuances.

      On February 8, 2005, the Company entered into a letter agreement extending the date by which the Company was required to file the Registration Statement with respect to the October 11, 2004 sale of common stock and warrants to May 1, 2005 (the "Extension"). As consideration for the Extension, the Company issued to the Forest Hill Entities an aggregate of 19,841 shares of its Common Stock (the "January Shares"), based on the last sale price of the Common Stock on February 8, 2005 of $5.04 and paid to the Forest Hill Entities an aggregate of 19,841 shares of Common Stock, at the Forest Hill Entities' option. The Company also granted the Forest Hill Entities the right (the "Put Right") to require the Company to purchase an aggregate of 33,333 shares of the Common Stock issued to the Forest Hill Entities at a price of $18.00 per share if, at any time prior to the Effective Date, the last sale price of the Common Stock is above $24.00 per share, subject to the Company obtaining the Consents. The Company's maximum potential obligation under the Put Right is $600.

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

      The Series B Stock is convertible into shares of Common Stock into MediaBay Common Stock at a conversion rate equal to a fraction, (i) the numerator of which is equal to the number of Series B Stock times $100 plus accrued and unpaid dividends though the date of conversion and (ii) the denominator is $4.62, the average price of the Company's stock on May 6, 2003.

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

Options Issued to Directors

      During the year ended December 31, 2004, the Company issued options to purchase 116,666 shares of its common stock to its non-employee directors. The Company valued the options at $219 using an acceptable valuation method and recorded an expense for that amount in general and administrative expenses.

Dividends

      The terms of the Company's Series D Preferred Stock prohibit the Company from declaring or paying any dividends or distributions on the Company's common stock.

(12)  Income Taxes

      The Company's income tax provision for the years ended December 31, 2005, 2004 and 2003 includes a Federal deferred tax expense of $0 a Federal deferred tax expense of $14,753 and a Federal deferred tax benefit of $1,471, respectively.

      Income tax expense for the years ended December 31, 2005, 2004 and 2003 differed from the amount computed by applying the U.S. Federal income tax rate of 34% and the state income tax rate of 7% to the pre-tax loss as a result of the following:

                                                               2005             2004            2003
                                                         ----------------- --------------- ---------------
Computed tax benefit                                      $     (5,423)      $    (6,360)  $        (446)
Increase (decrease) in valuation allowance for
Federal and State deferred tax assets                            5,423            21,113           1,917
                                                         ----------------- --------------- ---------------
Income tax expense                                        $         --       $    14,753   $       1,471
                                                         ================= =============== ===============

      As a result of the Company's shift in business strategy, during the second half of 2004, (i.e. its focus on new distribution channels for its spoken word product) realization of net deferred tax assets is not assured. Accordingly, the Company determined, based on its current and projected future results of operations, that it can no longer satisfy the "more likely than not" criteria of FASB Statement No. 109 and has established a full valuation allowance against its deferred tax asset. In 2005 the Company continued to provide a full valuation allowance for its deferred tax assets. Accordingly, the net deferred tax asset at December 31, 2005 and 2004 is $0.

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Deferred tax assets:

                                                                                 2005                2004
                                                                           ----------------    ---------------
Federal and state net operating loss carry-forwards                          $   37,162         $    31,103
Loss in I-Jam, LLC                                                                   85                  85
Accounts receivable, principally due to allowance for doubtful accounts
and reserve for returns                                                             214                 606

Inventory, principally due to reserve for obsolescence                            1,688               1,522
Intangibles                                                                      11,101                11,186
Beneficial conversion feature                                                       113                 438
                                                                           ----------------    ---------------
Total net deferred tax assets                                                    50,363               44,940
Less valuation allowance                                                        (50,363)             (44,940)
                                                                           ----------------    ---------------
Net deferred tax assets                                                    $           --      $         --
                                                                           ================    ===============

      At December 31, 2005, the Company had approximately $90,638 of net operating loss carry-forwards, which could possibly have been used to offset possible future earnings, if any, in computing future income tax liabilities. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings, including the March 2005 transactions discussed in Note 11 and may experience others in connection with future financings. Accordingly, the Company's ability to utilize the aforementioned Federal carryforwawrds will be limited.

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

      Basic and diluted loss per share were computed using the weighted average number of shares outstanding for the years ended December 31, 2005, 2004 and 2003 of 7,430, 2,996 and 2,350, respectively.

      Common equivalent shares of 18,387 including 6,387 relating to convertible preferred stock were not included in the calculation of fully diluted shares because they were anti-dilutive. Dividends on the convertible preferred stock that were not added back to net loss were $1,446 for the year ended December 31, 2005.

      Common equivalent shares of 3,759 including 3,400 relating to convertible subordinated debt and convertible preferred stock were not included in the calculation of fully diluted shares because they were anti-dilutive. Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net loss were $1,322 for the year ended December 31, 2004.

      Common equivalent shares of 2,828 including 2,652 relating to convertible subordinated debt and convertible preferred stock were not included in the calculation of fully diluted shares because they were anti-dilutive. Interest expense and dividends on the convertible subordinated debt and convertible preferred stock that were not added back to net loss were $1,150 for the year ended December 31, 2003.

      The Company's Board of Directors and shareholders approved a one for six reverse stock split effective October 25, 2005. All references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and stock option, warrant and convertible security data relating to the Company's common shares have been restated to reflect the effect of the stock split for all periods presented.

(14)  Supplemental Cash Flow Information

      No cash has been expended for income taxes for the years ended December 31, 2005, 2004 and 2003. Cash expended for interest was $677, $1,045 and $384 for the years ended December 31, 2005, 2004 and 2003, respectively. Cash paid for dividends in 2005 was $1,514.

      The Company had the following non-cash activities for the years ended December 31, 2005, 2004, and 2003:

                                                                               2005          2004           2003
                                                                              ------        ------         ------
Deemed dividend on beneficial conversion of Series D Preferred
    Stock                                                                    $17,423            --             --
Conversion of notes into preferred shares..............................      $14,837        $4,353             --
Issuance of warrants in connection with the March 2005 Financing             $12,838
                                                                                                --             --
Conversions of subordinated notes into common shares...................      $ 5,784        $5,649             --
Accrual of dividends on preferred stock................................      $   555        $  574         $  246
Conversion of common shares and warrants into preferred stock and
    warrants sold in the March 2005 Financing..........................      $   900            --             --

Stock tendered as payment for exercise of options......................           --            --         $  150
Settlement of litigation...............................................           --            --         $3,697

(15)  Related Party Transactions

      The Company subleased two offices in New York, New York from a company partially owned by its Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006. The lease amount is $3,000 per month. The annual lease payments in 2006 are $21.

      As of December 31, 2004, we owed to Mr. Herrick and his affiliates approximately $315 for reimbursement of certain expenses and services incurred in prior years. On April 28, 2004, in connection with the agreements described below, the Company agreed to repay Mr. Herrick based on an agreed upon schedule. From April 28, 2004 through December 31, 2004 the Company paid Mr. Herrick a total of $324. As of December 31, 2004, the Company will pay Mr. Herrick (i) $40.5 per month on the first of each month through and including July 2005 and
(ii) $31.41 on August 1, 2005.

      On May 1, 2003, we entered into a two-year consulting agreement with XNH Consulting Services, Inc. ("XNH"), a company wholly-owned by Norton Herrick. Effective December 31, 2003, we agreed with Norton Herrick to terminate the two-year consulting agreement with XNH, and to pay XNH a fee of $7.5 per month for 16 months commencing on January 1, 2004 and to provide Mr. Herrick with health insurance and other benefits applicable to our officers to the extent such benefits may be provided under our benefit plans. In April 2004, we amended the termination agreement such that we are no longer required to either pay Mr. Herrick the $7.5 each month or to provide Mr. Herrick with health insurance and other benefits applicable to our officers. In connection with the termination agreement, the non-competition and nondisclosure covenants of the XNH consulting agreement were extended until December 31, 2006. In accordance with the agreement, the Company paid or reimbursed certain health insurance premiums for Mr. Herrick.

      In December 2004, the Company entered into a letter agreement with certain affiliates of Forest Hill Capital, LLC, at that time a principal shareholder (collectively, the "Forest Hill Entities"), extending the date by which the Company is required to file a registration statement covering the securities issued to Forest Hill entities (the "Registration Statement") to January 31, 2005. As consideration for this extension, the Company issued to the Forest Hill Entities warrants to purchase an aggregate of 8,333 shares of its common stock, exercisable until December 14, 2008 at a price of $8.52 per share.

      On January 29, 2004, the Company issued $4,000 aggregate principal amount of promissory notes (the "2004 Notes") and warrants to purchase 392,158 shares of Common Stock to 13 institutional and accredited investors. In connection with this offering, Norton Herrick and Huntingdon entered into a letter agreement with the purchasers of the 2004 Notes pursuant to which they granted to the holders of the 2004 Notes in the event of an Event of Default (as defined in the 2004 Notes) the rights to receive payment under certain secured indebtedness owed by the Company to Norton Herrick and Huntingdon and to exercise their rights under security agreements securing such secured indebtedness. Pursuant to the letter agreement, Norton Herrick and Huntingdon also executed Powers-of-Attorney in favor of a representative of the 2004 Note holders pursuant to which such representative may, following an Event of Default, take actions necessary to enforce the 2004 Note holders rights under the letter agreement, including enforcing Norton Herrick's and Huntingdon's rights under the security agreements. On April 12, 2004, the notes were converted into Common Stock. In consideration for Huntingdon's consent to the Financing and execution of the letter agreement upon receipt of shareholders' approval, the Company agreed to reduce the conversion price of $1,150 principal amount of convertible promissory notes held by Huntingdon from $2.00 to $1.27 and $500 principal amount of convertible promissory notes held by Huntingdon from $1.82 to $1.27.

      On April 28, 2004, the Company entered into a new credit agreement. Herrick, Huntingdon and N. Herrick Irrevocable ABC Trust (the "Trust"), of which Herrick was the beneficiary, consented to the new credit agreement and the other transactions described above and entered into a subordination agreement with Zohar. The new credit agreement required the aggregate amount of principal and interest owed by the Company to Herrick, Huntingdon and the Trust be reduced to $6,800 ("Permissible Debt") by June 1, 2004, and that the Permissible Debt be further reduced by up to an additional $1,800 if the Company does not raise at least $2,000 in additional equity in each of the two calendar years following the execution of the new credit agreement. MediaBay received a fairness opinion in connection with this transaction.

      Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Herrick exchanged accrued and unpaid interest and dividends (including accrued and unpaid interest distributed by the Trust to Herrick) owed to Herrick aggregating $1,181.4 into (i) 11,814 shares of Series C Convertible Preferred Stock with a liquidation preference of $100 per share convertible into an aggregate of 252,435 shares of Common Stock at an effective conversion price of $4.68, and
(ii) warrants to purchase 504,872 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $3.18.

      Pursuant to an agreement dated April 28, 2004, on May 25, 2004, Huntingdon exchanged the principal of the $500 principal amount note, $1,000 principal amount note, $150 principal amount note and $350 principal amount note held by Huntingdon, plus accrued and unpaid interest owed to Huntingdon aggregating $1,171.2 into (i) 31,713 shares of Series C Convertible Preferred Stock convertible into an aggregate of 677,628 shares of Common Stock at an effective conversion price of $4.68, and (ii) warrants to purchase an aggregate of 1,355,256 shares of Common Stock. The warrants are exercisable until April 28, 2014 at an exercise price of $3.18. If the amount of the Permissible Debt is required to be reduced due to the Company's failure to raise the requisite additional equity, such reduction will automatically occur by the exchange of Permissible Debt held by Huntingdon for additional shares of Series C Convertible Preferred Stock in an aggregate liquidation preference equal to the amount of debt exchanged and warrants to purchase a number of shares of Common Stock equal to two times the number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock.

      Herrick and Huntingdon agreed not to demand repayment of their debt until the earlier of (i) the repayment of the New Credit Agreement or (ii) June 28, 2007. The remaining promissory notes held by Herrick, Huntingdon and the Trust are guaranteed by certain subsidiaries of the Company and secured by a lien on the assets of the Company and certain subsidiaries of the Company.

      On April 28, 2004, the Company repaid $1,600 principal amount of the $3,200 principal amount convertible note issued to ABC Investments, L.L.C., a principal shareholder of the Company. We issued a new $1,600 note (the "New ABC Note") for the remaining principal amount. The New ABC Note extends the maturity date from December 31, 2004 to July 29, 2007. In exchange for extending the maturity date, the conversion price of the New ABC Note was reduced to $3.00. The closing sale price of our common stock on the closing date was $2.88. During October 2004, ABC Investments, L.L.C. converted $1,000 principal amount of the New ABC into shares of Common Stock pursuant to the terms of the note.

(16)  Segment Reporting

      For 2005, 2004 and 2003, the Company has divided its operations into four reportable segments: Corporate, Audio Book Club ("ABC") a membership-based club selling audiobooks in direct mail and on the Internet; Radio Spirits ("RSI") which produces, sells, licenses and syndicates old-time radio programs and MediaBay.com a media portal offering spoken word audio content in secure digital download formats. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees and interest expenses. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. RadioClassics, which was created to distribute the Company's proprietary old-time radio content across multiple distribution platforms including traditional radio, cable television, satellite television (DBS), satellite radio and the Internet, is aggregated with RSI for segment reporting purposes. Inter-segment sales are recorded at prevailing sales prices.

      The accounting policies of the reportable segments are the same as those described in Note 3. Inter-segment sales are recorded at prevailing sales prices.



Twelve Months Ended December 31, 2005                                                         Inter-
                                                Corporate      ABC      RSI (1)   Mbay.com    segment    Total
                                                ----------     ---        ---     --------    -------    -----
Sales                                                   -      4,648     4,135         173        (1)     8,955
Operating (loss) profit                            (4,679)    (1,698)   (3,644)       (389)       55    (10,355)
Interest expense, net of interest income              510          -         -           -         -        510
Loss on early retirement of debt                      579          -         -           -         -        579
Loss before income taxes                           (5,768)    (1,698)   (3,644)       (389)       55    (11,444)
Dividends and deemed dividends on Preferred
Stock                                              18,869          -         -           -         -     18,869
Income tax                                              -                                                     -
Net (loss) income applicable to common shares     (24,637)    (1,698)   (3,644)       (389)       55    (30,313)
Total assets                                            -      9,154     9,498          15         -     18,667
Acquisition of fixed assets                             -      1,687         -           -         -      1,687

(1)   Includes a charge for impairment of goodwill of $3,502.

                                                                                              Inter-
Twelve Months Ended December 31, 2004           Corporate      ABC        RSI     Mbay.com    segment    Total
                                                ----------     ---        ---     --------    -------    -----
Sales                                                   -     12,303     6,382         205       (59)    18,831
Operating (loss) profit                            (2,108)    (3,912)      141        (416)       17     (6,278)
Interest expense                                    9,078          -         4           -         -      9,082
Loss on early retirement of debt                        -          -         -           -         -          -
Loss before income taxes                          (11,186)    (3,912)      137        (416)       17    (15,360)
Dividends on Preferred Stock                          574          -         -           -         -        574
Income Tax                                         14,753                                                14,753
Net (loss) income applicable to common shares     (26,513)    (3,912)      137        (416)       17    (30,687)
Total assets                                            -      3,508    13,122           1       (55)    16,576
Acquisition of fixed assets                             -        128         8           -         -        136

                                                                                              Inter-
Twelve Months Ended December 31, 2003           Corporate      ABC        RSI     Mbay.com    segment    Total
                                                ----------     ---        ---     --------    -------    -----
Sales                                            $     --    $26,379   $10,247      $  138     $(147)   $36,617
Operating (loss) profit                            (3,880)       349       804        (481)      (19)    (3,227)
Interest expense                                    1,913         --        12          --        --      1,925
Income tax expense                                             1,200       271          --        --      1,471
Dividends on preferred stock                          246         --        --          --        --        246
Net (loss) income applicable to common
  shares                                           (6,039)      (851)      521        (481)      (19)    (6,869)
Total assets                                                  24,312    14,613                           38,925
Purchase of fixed assets                               --         14         2          --        --         16

(17)  Quarterly Operating Data (Unaudited)

      The following table presents selected unaudited operating data of the Company for each quarter in the three year period ended December 31, 2005.


Year Ended
December 31, 2005                                         1st               2nd             3rd               4th
                                                        Quarter           Quarter         Quarter           Quarter
                                                       -----------       ----------      ----------        ----------
Sales                                                    $  3,353         $  2,272        $  1,387           $ 1,943
Cost of sales                                               1,796            1,607           1,002             1,515
Net (loss) income applicable to common shares             (19,234)          (2,950)         (2,240)           (5,889)
Basic and diluted loss per share:                        $  (4.61)        $  (0.47)       $  (0.25)          $ (0.56)

Year Ended
December 31, 2004                                         1st               2nd             3rd               4th
                                                        Quarter           Quarter         Quarter           Quarter
                                                       -----------       ----------      ----------        ----------
Sales                                                    $  5,684         $  4,801        $  3,849           $ 4,496
Cost of sales                                               2,570            2,228           3,975             3,774
Net (loss) income applicable to common shares              (1,168)          (7,111)         (3,784)          (18,624)
Basic and diluted loss per share:                        $  (0.54)        $  (2.40)       $  (1.26)          $ (4.98)

Year Ended
December 31, 2003                                         1st               2nd             3rd               4th
                                                        Quarter           Quarter         Quarter           Quarter
                                                       -----------       ----------      ----------        ----------
Sales                                                    $ 10,697         $  9,407        $  9,572           $ 6,941
Cost of sales                                               5,234            4,124           4,252             3,869
Net (loss) income applicable to common shares              (1,537)            (228)            285            (5,389)
Basic and diluted income (loss) per share:
Basic earnings (loss) per common share                   $   (.66)        $   (.12)       $    .12           $ (2.28)
Diluted earnings (loss) per common share                 $   (.66)        $   (.12)       $    .12           $ (2.28)

(18)  Subsequent Events

      On January 31, 2006, Patricia G. Campbell resigned her position as Chief Operating Officer of the Company. Ms. Campbell agreed to continue to provide services to the Company for a period of six (6) months (the "Term"), during which she agreed to devote her full time for the first three (3) months and half of her time to the Company's business during the second three (3) months. The Company agreed to pay Ms. Campbell at the rate equal to her base salary when she was employed by the Company of $215,000 (per annum) during the first three (3) months and at the rate of $107,500 (per annum) during the second three (3) months. Certain stock options previously granted to Ms. Campbell will remain exercisable for their full term, and certain other stock options are no longer exercisable and terminated as of January 31, 2006. Ms. Campbell agreed not to compete or engage in a business competitive with the Company's business during the Term and for a period of two years thereafter.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              For the years ended December 31, 2005, 2004 and 2003

                                              Balance       Amounts Charged                  Write-Offs
                                           Beginning of        to Net           Amounts        Against       Balance End
                                              Period            Income          Acquired       Reserves        of Period
                                          ---------------- ------------------ ------------ ---------------- --------------
 Allowances for sales returns and doubtful accounts:
 Year Ended December 31, 2005              $     2,708     $         51                     $     1,226       $    1,533
 Year Ended December 31, 2004              $     4,446            6,192             --            7,930            2,708
 Year Ended December 31, 2003              $     5,325           20,900             --           21,779            4,446


 Valuation allowance for Federal and State deferred tax assets
 Year Ended December 31, 2005              $    44,940     $         --       $     --      $     5,423       $   50,363
 Year Ended December 31, 2004              $    23,826           14,753          6,361               --           44,940
 Year Ended December 31, 2003              $    21,911            1,471             --              446           23,826

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDIABAY, INC.

                            By:      /s/ Robert Toro
                                     -----------------------------------------
                                        Robert Toro
                                        Chief Financial Officer and Senior
                                        Vice President of Finance

      Pursuant to the requirements of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


           Signature                                     Title                      Date
           ---------                                     -----                     -------
      /s/ Joseph Rosetti         Chairman and Director                         March 30, 2006
-------------------------------
        Joseph Rosetti

      /s/ Jeffrey Dittus         Chief Executive Officer and Director          March 30, 2006
-------------------------------  (Principal Executive Officer)
        Jeffrey Dittus

        /s/ Robert Toro          Chief Financial Officer and                   March 30, 2006
-------------------------------  Senior Vice President of Finance
          Robert Toro            (Principal Financial and Accounting Officer)

    /s/ Daniel J. Altobello      Director                                      March 30, 2006
-------------------------------
      Daniel J. Altobello

      /s/ Richard Berman         Director                                      March 30, 2006
-------------------------------
        Richard Berman

     /s/ Robert Montgomery       Director                                      March 30, 2006
-------------------------------
       Robert Montgomery

    /s/ Marshall C. Phelps       Director                                      March 30, 2006
-------------------------------
      Marshall C. Phelps

    /s/ Carl U. J. Rossetti      Director                                      March 30, 2006
-------------------------------
      Carl U.J. Rossetti