Form 10-Q
period 2006-03-31
MEDIABAY INC
filed 2006-05-15
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 1-13469

MEDIABAY, INC.

(Exact name of Registrant as Specified in its Charter)

Florida	65-0429858
(State or other jurisdiction of	(I.R.S. Employment
incorporation or organization)	Identification No.)

2 Ridgedale Avenue, Cedar Knolls, New Jersey	07927
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 539-9528

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

As of May 11, 2006, there were 10,516,444 shares of the Registrant’s Common Stock outstanding.

MEDIABAY, INC.

Quarter ended March 31, 2006
Form 10-Q
MEDIABAY, INC.

PART I: FINANCIAL INFORMATION Item 1: Financial Statements MEDIABAY, INC.
Condensed Consolidated Balance Sheets (Dollars in thousands)

	March	December
	31,	31,
	2006	2005
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$5,333	$8,243
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,392 and $1,533 at March 31, 2006 and December 31, 2005, respectively	446	691
Inventory	764	763
Prepaid expenses and other current assets	518	464
Royalty advances	575	523
Total current assets	7,636	10,684
Fixed assets, net	1,700	1,785
Other intangibles, net	40	42
Goodwill	6,156	6,156
	$15,532	$18,667

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,511	$4,969
Short-term debt, net of original issue discount of $52 at March 31, 2006 and December 31, 2005	32	32
Preferred dividend payable	312	319
Total current liabilities	4,855	5,320
Long-term debt, net of original issue discount of $97 and $111 at March 31, 2006 and December 31, 2005, respectively	608	608
Total liabilities	5,463	5,928

Commitments and Contingencies

Preferred stock, no par value, authorized 5,000,000 shares; 200 shares of Series B issued and outstanding at March 31, 2006 and December 31, 2005 and 21,063 shares of Series D issued and outstanding at March 31, 2006 and December 31, 2005	11,390	11,436
Common stock; no par value, authorized 150,000,000 shares; issued and outstanding 10,516,444 at March 31, 2006 and December 31, 2005	121,681	121,681
Contributed capital	42,637	42,637
Accumulated deficit	(165,639)	(163,015)
Total common stockholders’ equity	10,069	12,739
	$15,532	$18,667

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Condensed Consolidated Statements of Operations (Dollars in thousands, except per share data)

	(Unaudited) Three months ended March 31,
	2006	2005

Sales, net of returns, discounts and allowances of $86 and $815 for the three months ended March 31, 2006 and 2005, respectively	$1,414	$3,352
Cost of sales	1,069	1,796
Gross profit	345	1,556
Expenses:
Advertising and promotion	512	386
General and administrative	2,040	1,574
Depreciation and amortization	151	26
Operating loss	(2,358)	(430)
Interest expense	15	610
Interest (income	(63)	(13)
Loss on early extinguishment of debt	—	579
Loss before income taxes	(2,310)	(1,606)
Income taxes	—	—
Net loss	(2,310)	(1,606)
Dividends on preferred stock	312	205
Deemed dividend for beneficial conversion feature of Series D Preferred Stock	—	17,423
Net loss applicable to common shares	$(2,622)	$(19,234)

Basic and diluted loss per common share:
Basic and diluted loss per common share	$(0.25)	$(4.62)

Weighted average common shares outstanding:
Basic and diluted Weighted average common shares outstanding	10,516,444	4,174,218

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Condensed Consolidated Statements of Cash Flows (Dollars in thousands)

	(Unaudited) Three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(2,310)	$(1,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	—	579
Depreciation and amortization	150	26
Amortization of deferred member acquisition costs	—	9
Amortization of deferred financing costs and original issue discount	14	196
Non-current accrued interest	—	101
Non-cash stock compensation	—	—
Changes in asset and liability accounts, net of asset acquisition:
Decrease in accounts receivable, net	245	434
(Increase) decrease in inventory	(1)	111
Increase in prepaid expenses	(54)	(108)
(Increase) decrease in royalty advances	(52)	35
Decrease in accounts payable and accrued expenses	(458)	(634)
Net cash used in operating activities	(2,466)	(857)
Cash flows from investing activities:
Acquisition of fixed assets, including development of websites	(65)	(175)
Net cash used in investing activities	(65)	(175)
Cash flows from financing activities:
Payment of preferred dividends	(319)	—
Proceeds from sale of Series D Preferred stock, net of cash fees and expenses	—	31,866
Payment of long-term debt, including accrued interest and dividends	(14)	(11,700)
Increase in restricted cash	—	(5,789)
Increase in deferred financing costs	(46)	(29)
Net cash (used in) provided by financing activities	(379)	14,348
Net (decrease) increase in cash and cash equivalents	(2,910)	13,316
Cash and cash equivalents at beginning of period	8,243	3,122
Cash and cash equivalents at end of period	$5,333	$16,438

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

(1) Liquidity and Cash Flow

Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and its principal shareholders.

As of March 31, 2006, the Company had cash on hand of $5.3 million. The Company’s cash balance has declined during 2006 and will continue to decline for the foreseeable future unless the Company obtains financing, as it continues to use cash in its operations.

Amper, Politziner and Mattia, P.C, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2005, which highlights that current cash balances are insufficient to support operations.

The Company is currently pursuing a new strategy of selling downloadable spoken word and hard good format content online. To date, its sales of digital downloads have been minimal.

Because the Company is pursuing a new strategy, which focuses on downloadable spoken word content, it has not, and will not, devote the funds necessary to acquire new Audio Book Club members to offset member attrition. As a result, the Company will continue to generate low levels of revenue and revenue may decline further. This will continue to negatively impact the Company’s performance and result in negative cash flow from operations. The Company expects this trend to continue until such time, if ever, it can generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for its online websites or other websites it may develop.

The Company believes that its existing cash plus anticipated revenues will not be sufficient to fund its capital commitments and operate its business through the end of 2006 without raising additional financing. The Company has engaged investment bankers to help seek strategic alternatives for it, including raising additional financing or potentially a sale of the Company or certain assets of the Company. In the event the Company does not raise additional financing during the next few months, it will be required to cut back operations or delay its digital distribution strategy until such time, if at all, it obtains adequate financing. There can be no assurance that the Company will be successful in raising additional financing. The failure to do so in a timely manner will limit its ability to execute its business plan and could ultimately impair its ability to continue as a going concern. (see note 12 subsequent events).

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

Fixed Assets, Net
Fixed assets, consisting primarily of furniture, leasehold improvements, computer equipment, and third-party web site development costs, are recorded at cost. Depreciation and amortization, which includes the amortization of equipment under capital leases, is provided by the straight-line method over the estimated useful life of three years (the lease term) for computer equipment and five years (the lease term) for sound equipment under capital leases, five years for equipment, seven years for furniture and fixtures, five years for leasehold improvements, and three years for Internet web site development costs. Ongoing maintenance and other recurring charges are expensed as incurred.

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

Other Intangibles, Net
Intangible assets, principally consists of purchased intellectual property, which is reviewed for impairment on each reporting date, and non-compete agreements, which are being amortized over their contractual term.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill as of January 1, 2002. The Company performed annual impairment tests as of December 31, 2005, 2004 and 2003 in March 2006, January 2005 and October 2003. The Company recorded an impairment charge of $3,502 at December 31, 2005 as a result of the impairment tested conducted in March 2006.

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

Cost of Sales
Cost of sales includes the following:
•	Product costs (including free audiobooks in the initial enrollment offer to prospective customers as well as the cost to digitize content for download)
•	Royalties to publishers and rightsholders
•	Fulfillment costs, including shipping and handling
•	Customer service
•	Direct response billing, collection and accounts receivable management

General and Administrative Costs
General and administrative costs include the following:
•	Bad debt expense
•	Payroll and related items
•	Commissions
•	Insurance
•	Office expenses
•	Telephone and postage
•	Public and investor relations
•	Dues and subscriptions
•	Rent and utilities
•	Travel and entertainment
•	Bank charges
•	Professional fees, principally legal and auditing fees
•	Consulting

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. Under SFAS No. 123(R), the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of APB No. 25, and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123, which were similar in most respects to SFAS No. 123(R), with the exception of option forfeitures, which the Company had accounted for as they occurred.

On January 1, 2006 the Company adopted SFAS No. 123(R) using the “Modified Prospective Application Method” which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS No. 123(R). The compensation cost is recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations over the remaining service period after the adoption date, based on the Company’s original estimate of the option’s fair value. The Company’s consolidated financial statements of prior fiscal years do not reflect any restated amounts. A modification to the termination provisions of outstanding options was made prior to the adoption of SFAS No. 123(R). The Company used the same valuation methodologies and assumptions in estimating the fair value of options under both SFAS No. 123(R) and the pro forma disclosures under SFAS No. 123. The Company did not change the quantity, type or payment arrangements of any share-based payment programs. Since the modified prospective application method was used there was no cumulative effect adjustment upon the adoption of SFAS No. 123(R). The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

On December 30, 2005, the Board of Directors accelerated the vesting of all of the Company's unvested stock options awarded to directors, officers and employees under its various plans all of which had an exercise price greater than the closing price of the Company's common stock on the NASDAQ National Market on December 30, 2005.

The Board's decision to accelerate the vesting of these options was in response to a review of the Company long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS No. 123R, which the Company adopted January 1, 2006. The Company believed that accelerating the vesting of these options prior to the adoption of SFAS No. 123R may have resulted in the Company not having to recognize compensation expense in the then remaining vesting periods. The Company’s net loss and net loss per share for the three months ended March 31, 2005 had compensation expense for the Company’s stock options been recognized on the fair value on the grant date under SFAS 123 (R) is as follows:

Three Months Ended March 31,	2005
Net loss applicable to common shares, as reported	$(19,234)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shares, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)
Pro forma net loss applicable to common shares	$(19,269)

Net loss per share
Basic and diluted - as reported	$(4.62)
Basic and diluted - pro forma	$(4.62)

No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

Date	No. of Shares	Exercise Price	Assumed Volatility	Risk-free Interest Rate	Fair Value per Share
First Quarter 2005	100,000	$.87	41%	3.35%	$.35

No options were issued in the three months ended March 31, 2006.

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

Based on a change in Company strategy, which the Company believes will result in lower sales and losses in the near term, but ultimately will be more profitable, the Company has determined that it is more likely than not that it will, in the foreseeable future, be unable to realize all or part of its net deferred tax asset. The Company continues, accordingly, to provide a full valuation allowance for its net deferred tax assets.

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

Recent Accounting Pronouncements

Inventory costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS 151 amends ARB No. 43, “Inventory Pricing”, to clarify the accounting for certain costs as period expense. SFAS No.151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

Exchanges of nonmonetary assets
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 ("SFAS No. 153"). SFAS No.153 is effective for nonmonetary asset exchanges occurring in our fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

Consolidation of variable interest entities
In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. There was no impact to the Company from the adoption of FIN 46(R)-5.

Accounting changes and error corrections
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change, if any, in future periods.

(4) Goodwill and Other Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the Company to perform an evaluation of goodwill impairment annually. The Company conducted its annual impairment test for 2005 in March 2006 and for 2004 in January 2005, utilizing the services of an independent appraiser, and its annual impairment tests for 2003 in October 2003. The Company recorded an impairment charge of $3,502 at December 31, 2005 as a result of the impairment test conducted in March 2006.

The following table presents details of other intangibles at March 31, 2006 and December 31, 2005:

	March 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Mailing Agreements	$592	$592	$—	$592	$592	$—
Customer Lists	4,380	4,380	—	4,380	4,380	—
Non-Compete Agreements	313	298	15	313	296	17
Other	25	—	25	25	—	25
Total Other Intangibles	$5,310	$5,270	$40	$5,310	$5,268	$42

Amortization of intangible assets was $2 for both the three months ended March 31, 2006 and 2005. The Company estimates intangible amortization expenses of $8 in 2006 and $9 in 2007.

(5) Debt

	As of
	March 31,	December 31,
	2006	2005
Premier debt	$789	$803
Less: original issue discount	(149)	(163)
Less: current portion	(32)	(32)
Long-term debt	$608	$608

The Company entered into a settlement agreement, dated as of April 1, 2004, with Premier Electronic Laboratories, Inc. (“Premier”). Premier had previously exercised its right to put its shares of Common Stock to MediaBay for $1,100 pursuant to a Put Agreement dated December 11, 1998. Pursuant to the settlement, among other things, the Company is paying Premier $950 as payment of the amounts due to Premier. The Company’s obligation under the Put Agreement was reduced by $150 in exchange for relinquishing certain leases for real property. The Company paid $14 on closing and is paying the remaining balance over six years in monthly payments starting at $7 in July 2004 and increasing to $19 from May 2007 through April 2010.

The future minimum loan payments are as follows:

Nine months ending December 31, 2006	$63
Year ending December 31, 2007	183
Year ending December 31, 2008	233
Year ending December 31, 2009	233
Beyond	77
Total maturities, including debt discount of $163	$789

March 2005 Transactions
On March 23, 2005, the Company completed the Financing described below.

Concurrently with the Financing, the Company repaid from the net proceeds all of the principal and accrued and unpaid interest due on the Company’s outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9,400. The Company reported a charge in the first quarter of 2005 of $579 to reflect the write-off of unamortized financing charges related to the repayment of this debt.

Also in connection with the Financing, the Company entered into an agreement (the “Herrick Agreement”) with the Herrick Entities, described below (the “Herrick Agreement”). Pursuant to the Herrick Agreement, concurrently with the Financing, among other actions, all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities were converted into an aggregate of approximately 10.3 million shares of Common Stock, at their stated conversion rate of $0.56 per share.

The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest dividends due to them in the amount $2,271.

(6) Stockholders’ Equity and Stock Options and Warrants

March 2005 Sale of Series D Convertible Preferred Stock and Warrants
On March 21, 2005, the Company issued an aggregate of (a) 35,900 shares (the “Offering Shares”) of its Series D Convertible Preferred Stock (the “Series D Preferred”) convertible into 10,878,788 shares of the Company’s common stock, (b) 5,439,394 five-year common stock purchase warrants (the “Offering Warrants”), valued at $10,852 using an accepted valuation method and (c) preferred warrants (the “Over-Allotment Warrants” and, together with the Offering Shares and the Offering Warrants, the “Offering Securities”) exercisable for a limited time, for additional proceeds to the Company of $8,975, to purchase (1) up to 8,975 additional shares of Series D Preferred (the “Additional Shares” and, together with the Offering Shares, the “Preferred Shares”) and (2) up to 1,359,849 additional warrants identical to the Offering Warrants (the “Additional Warrants” and, together with the Offering Warrants, the “Warrants”), to accredited investors (the “Investors”) for an aggregate purchase price of $35,900 (the “Financing”).

Immediately prior to the Financing, holders of a majority of the Company’s voting securities approved by written consent (the “Shareholder Consent”) (a) an amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares of the common stock of the Company (“Common Stock”) from 150,000,000 to 300,000,000, (b) a change of control which may occur as a result of the Financing, and (c) the Company’s issuance, in connection with the transactions contemplated by the Financing documents, of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding immediately prior to the Financing.

While such actions were approved by a majority of the shareholders prior to the Financing, the Company was not permitted to effect them until it satisfied certain information requirements to the shareholders of the Company not party to the Shareholder Consent. As a result, the Shareholder Consent did not become effective until May 3, 2005.

The Preferred Shares have a face value of $1,000 per share (“Stated Value”) and are convertible at any time at the option of the holder into shares (“Conversion Shares”) of common stock at the rate of $3.30 per Conversion Share, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the conversion price. The Preferred Shares are also mandatorily convertible at the option of the Company, subject to its satisfaction of certain conditions, commencing June 10, 2005, which is 30 days after May 11, 2005, the effective date of the registration statement registering the shares underlying the Series D Preferred Stock. Under certain circumstances under the control of the Company, the holders will also have the right to require the Company to redeem their Preferred Shares at their Stated Value. Cumulative dividends will accrue on the Preferred Shares on an annualized basis in an amount equal to 6% of their Stated Value until they are converted or redeemed and will be payable quarterly in arrears, beginning April 1, 2005, in cash or, at the Company’s option, subject to its satisfaction of certain conditions, in shares of Common Stock (“Dividend Shares”) valued at 93% of the average of the daily volume weighted average per-share price of the Common Stock for the five trading days prior to the applicable payment date. The Preferred Shares are non-voting. Subject to certain exceptions for accounts receivable and equipment and capital lease financings, the Company may not incur additional indebtedness for borrowed money or issue additional securities that are senior to or pari passu to the Preferred Shares without the prior written consent of holders of at least two-thirds of the Preferred Shares then outstanding.

Each Warrant is exercisable to purchase one share of Common Stock (collectively, the “Warrant Shares”), at an exercise price of $3.36 per share for a period of five years commencing September 23, 2005, subject to certain anti-dilution adjustments, including for issuances of Common Stock for consideration below the exercise price. In addition, once exercisable, the Warrants permit cashless exercises during any period when the Warrant Shares are not covered by an effective resale registration statement.

The Over-Allotment Warrants were exercisable until February 9, 2006; none were exercised.

As part of the Financing, the Forest Hill Select Fund L.P. and related entities (the “Forest Hill Entities”) exchanged 300,000 shares of Common Stock and 66,667 common stock warrants previously purchased by them from the Company in October 2004 for $900 of the Offering Securities. The Forest Hill Entities also purchased $1,000 of the Offering Securities. The Company included an additional 19,841 shares of Common Stock, as well as 8,333 shares of Common Stock underlying certain additional warrants, already beneficially owned and retained by Forest Hill Capital, for resale in the registration statement declared effective May 11, 2005.

In connection with the Financing, the Company also entered into an agreement with Norton Herrick and certain of his affiliates (the “Herrick Entities”) pursuant to which, concurrently with the Financing:

•
all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities (the “Herrick Notes”) and 10,684 of their shares of the Series A Convertible Preferred Stock of the Company (“Series A Preferred”) were converted into an aggregate of approximately 2.03 million shares of Common Stock (the “Herrick Shares”), at their stated conversion rate of $3.36 per share;

•
the Company agreed to redeem the remaining 14,316 shares of Series A Preferred held by the Herrick Entities and all 43,527 of their shares of the Series C Convertible Preferred Stock of the Company (collectively, the “Redemption Securities”) for $5,784, the aggregate stated capital of such shares, on the earlier of the effective date of the Shareholder Consent (May 3, 2005);

•
the Herrick Entities waived certain of their registration rights and the Company agreed to include the Herrick Shares for resale in the registration statement declared effective May 11, 2005 so long as such Herrick Shares are owned by the Herrick Entities and not otherwise transferred, including, but not limited to, in the Herrick Financing (as defined below); and

•
the Herrick Entities consented to the terms of the Financing and the agreements entered into in connection with the Financing, as the Company was required to obtain such consents pursuant to the terms of the Herrick Notes, the Series A Preferred and the Series C Preferred.

•	Herrick and Huntingdon also entered into a voting agreement and proxy with the Company pursuant to which they agreed not to take any action to contradict or negate the Shareholder Consent.

•
the Company entered into a registration rights agreement dated the date hereof with Herrick and Huntingdon in which the parties are granted “piggy-back” registration rights and, with respect to the shares of Common Stock issuable to Herrick and Huntingdon upon conversion of the Herrick Notes and Series A Preferred Stock, Herrick and Huntingdon are granted the same automatic registration rights as the Investors under the Registration Rights Agreement.

•
the Company also entered into another registration rights agreement dated March 23, 2005, with Herrick and Huntingdon in which the parties are granted “piggy-back” registration rights and, with respect to the shares of our common stock issuable to Herrick and Huntingdon upon exercise of the warrants held by Herrick and Huntingdon.

The Company received $35,000 of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900 of the purchase price) in the Financing. Merriman Curhan Ford & Co. (“Merriman”) acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from the Company of $2,625 plus a five-year warrant (the “Merriman Warrant”) to purchase 1,193,182 shares of Common Stock at an exercise price of $4.14 per share commencing upon May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from the Company with respect to the Financing in the amount of $175. In addition, the Company issued to Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., investors in the Financing, warrants to purchase an aggregate of 41,667 shares of Common Stock (identical to the Warrants), and reimbursed them $55 for expenses, for consulting services rendered by it in connection with the Financing. The Company incurred cash fees and expenses including fees paid to advisors of $3,624. Warrants issued to advisors were valued at $1,986 using an accepted valuation method.

The Preferred Shares are convertible at any time at the option of the holder into shares (“Conversion Shares”) of common stock at the rate of $3.30 per Conversion Share and each Warrant is exercisable to purchase one share of Common Stock (collectively, the “Warrant Shares”), at an exercise price of $3.36 per share. The market price for the Company’s common stock at March 21, 2005 was $4.14. The Company recorded as dividends an amount of $17,423 to reflect the value of the deemed dividend for beneficial conversion feature of Series D Preferred Stock.

As of March 31, 2006, 14,837 shares of Series D Preferred Stock plus accrued dividends thereon had been converted into 4,521,592 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

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

Also in connection with the Financing, the Company entered into an agreement (the “Herrick Agreement”) with the Herrick Entities, described below (the “Herrick Agreement”). Pursuant to the Herrick Agreement, concurrently with the Financing, among other actions, all $5,784 principal amount of the convertible notes of the Company owned by the Herrick Entities were converted into an aggregate of approximately 10.3 million shares of Common Stock, at their stated conversion rate of $0.56 per share.

Stock Options and Warrants
From January 1, 2006 to March 31, 2006, no options to purchase shares of the Company’s common stock were issued. The Company cancelled options to purchase 146,667 shares of its common stock and options to purchase 999 shares of its common stock expired.

(7) Net Loss Per Share of Common Stock
Basic loss per share was computed using the weighted average number of common shares outstanding for the three months ended March 31, 2006 and 2005 of 10,516,444 and 4,174,218, respectively.

For the three months ended March 31, 2006, there were no common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive as calculated under the treasury stock method and 6,387,056 common equivalent shares relating to convertible preferred stock calculated under the “if-converted method”. Preferred dividends added back to net loss applicable to common shares would have been $312 for the three months ended March 31, 2006.

For the three months ended March 31, 2005, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 234,512 common equivalent shares, as calculated under the treasury stock method and 3,789,103 common equivalent shares relating to convertible subordinated debt and preferred stock calculated under the “if-converted method”. Interest expense on the convertible subordinated debt added back to net loss would have been $155 and preferred dividends added back to net loss applicable to common shares would have been $205 for the three months ended March 31, 2005.

The Company’s Board of Directors and shareholders approved a one for six share reverse stock split effective October 25, 2005. All references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, and stock option, warrant and convertible security data relating to the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

(8) Supplemental Cash Flow Information
No cash has been expended for income taxes for the three months ended March 31, 2006 and 2005. Cash paid for interest expense was $15 and $2,007 for the three months ended March 31, 2006 and 2005, respectively.

The Company had the following non-cash activities for the three months ended March 31, 2005:

2005
Conversions of subordinated notes into common stock	$5,784
Conversion of preferred shares into common stock	$1,063
Conversion of common shares and warrants into preferred stock and warrants sold in the Financing	$900
Issuance of warrants in connection with the Financing	$12,838

(9) Segment Reporting
For the three months ended March 31, 2006 and 2005, the Company operated in three reportable segments: Corporate; Audio Book Club (“ABC”) a membership-based club selling audiobooks via direct mail and on the Internet and Radio Spirits (“RSI”) which produces, sells, licenses and syndicates old-time radio programs. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. Inter-segment sales are recorded at prevailing sales prices.

Segment Reporting
Three Months Ended March 31, 2006				Inter-
	Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances	$—	$444	$970	$—	$1,414,
Depreciation and amortization	19	132	—	—	151
Operating (loss) profit	(1,403)	(937)	(18)	—	(2,358)
Interest income, net	48	--	—	—	48
Net loss	(1,355)	(937)	(18)	—	(2,310)
Dividends on Preferred Stock	(312)	—	—	—	(312)
Net (loss) income applicable to common shares	(1,667)	(937)	(18)	—	(2,622)
Total assets	—	6,439	9,093	—	15,332
Acquisition of fixed assets	$—	$63	$2	$—	$65

Segment Reporting
Three Months Ended March 31, 2005				Inter-
	Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances	$—	$2,240	$1,113	$(1)	$3,352
Depreciation and amortization	2	15	9	—	26
Operating (loss) profit	(538)	183	(80)	5	(430)
Interest expense, net	597	—	—	—	597
Loss on early retirement of debt	579	—	—	—	579
Net loss	(1,714)	183	(80)	5	(1,606)
Dividends on Preferred Stock	205	—	—	—	205
Deemed dividend for beneficial conversion feature of Series D Preferred Stock	17,423				17,423
Net (loss) income applicable to common shares	(19,342)	183	(80)	5	(19,234)
Total assets	—	22,607	12,978	(50)	35,535
Acquisition of fixed assets	$—	$175	$—	$—	$175

(11) Related Party Transactions

On January 31, 2006, Patricia G. Campbell resigned her position as Chief Operating Officer of the Company. Ms. Campbell agreed to continue to provide services to the Company for a period of six (6) months (the "Term"), during which she agreed to devote her full time for the first three (3) months and half of her time to the Company's business during the second three (3) months. The Company agreed to pay Ms. Campbell at the rate equal to her base salary when she was employed by the Company of $215,000 (per annum) during the first three (3) months and at the rate of $107,500 (per annum) during the second three (3) months. Certain stock options previously granted to Ms. Campbell will remain exercisable for their full term, and certain other stock options are no longer exercisable and terminated as of January 31, 2006. Ms. Campbell agreed not to compete or engage in a business competitive with the Company’s business during the Term and for a period of two years thereafter.

The Company subleases two offices in New York, New York from a company partially owned by its Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006. The lease amount is $3,000 per month. The annual lease payments in 2006 are $21.

(12) Subsequent Events
Stock Options
From April 1, 2006 to May 11, 2006, options to purchase 2,542 shares of the Company’s common stock expired.

Preferred Stock Dividend
On May 12, 2006 the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. It is likely that this action will trigger the right of the holders of the Series D Preferred Stock to demand redemption of their shares. The Company does not have the financial resources to redeem the preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation our ability to implement our new strategy and transition our business and the risks related thereto: our history of losses and declining revenues; our ability to license and sell new spoken word content, obtain additional financing, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns, member attrition; risks relating to our capital structure and the other risk factors set forth in our other filings with the SEC. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

As of March 31, 2006, we had cash on hand of $5.3 million. Our cash balance has declined since our financing in March 2005 and will continue to decline for the foreseeable future unless we obtain financing, as we continue to use cash in our operations.

Because we began pursuing a strategy, which focuses on downloadable spoken word content, we have not, and will not, devote the funds necessary to acquire new Audio Book Club members to offset member attrition. As a result, we will continue to generate low levels of revenue and revenue may decline further, which will continue to negatively impact our performance and result in negative cash flow from operations. We expect this trend to continue until such time, if ever, we can generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites it may develop.

We believe that our existing cash plus anticipated revenues will not be sufficient to fund our capital commitments and operate our business through the end of 2006 without raising additional financing. We have engaged investment bankers to help seek strategic alternatives including raising additional financing or potentially a sale of the Company or certain assets of the Company. In the event we do not raise additional financing during the next few months, we will be required to cut back operations or delay our digital distribution strategy until such time, if at all, we obtain adequate financing. There can be no assurance that we will be successful in raising additional financing. The failure to do so in a timely manner will limit our ability to execute our business plan and could ultimately impair our ability to continue as a going concern.

On May 12, 2006 the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. It is likely that this action will trigger the right of the holders of the Series D Preferred Stock to demand redemption of their shares. The Company does not have the financial resources to redeem the preferred stock.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.

We report financial results on the basis of three business segments; Corporate, Audio Book Club, including downloadable spoken word, and Radio Spirits. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. For the three months ended March 31, 2006, our Audio Book Club segment had net sales of approximately $444,000 and our Radio Spirits segment had net sales of approximately $970,000.

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

In October 2005, we launched our digital distribution strategy through the launch of Soundsgood.com, our fully enabled digital storefront and technology platform. We also continue to enter into strategic agreements to license content and to distribute downloads to consumers. In December 2005, we launched our co-branded digital storefront with Microsoft at msn.soundsgood.com. We have also entered into distribution agreements with Real Network’s Rhapsody and with MusicNet. We have gradually begun increasing our marketing efforts to drive customers to our storefronts, and expect to continue to do so at these modest levels until such time as we believe it will be cost effective to aggressively market to new customers, including our database of 2.5 million customers that have purchased audiobooks from us in the past.

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

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

We record reductions to our revenue for future returns and record an estimate of future bad debts arising from current sales in general and administrative expenses. These allowances are based upon historical experience and evaluation of current trends. If members and customers return products to us in the future at higher rates than in the past or than we currently anticipate, our net sales would be reduced and our operating results would be adversely affected. In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, which addresses the income statement classification of certain credits, allowances, adjustments, and payments given to customers for the services or benefits provided. We adopted EITF No. 01-9 effective January 1, 2002, and, as such, have classified the cost of these sales incentives as a reduction of sales.

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

Accounts receivable valuation
We record an estimate of our anticipated bad debt expense and return rates based on our historical experience. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate, or if the payment or buying behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required. For example, a one percent increase in returns as a percentage of gross sales for the three months ended March 31, 2006, assuming a constant gross profit percentage and all other expenses unchanged, would have resulted in a decrease in net sales of $14,000 and an increase in net loss available to common shares of $3,000. A one percent increase in bad debt expense as a percentage of net sales, assuming all other expenses were unchanged, would have resulted in an increase in bad debt expenses and corresponding increase in net loss available to common shares of $14,000.

Income Taxes
The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management.

Based on a change in our strategy, which we believe will result in lower sales and losses in the near term, but ultimately will be more profitable, we have determined that it is more likely than not that we will, in the foreseeable future, be unable to realize all or part of our net deferred tax asset. Accordingly, we continue to provide a full valuation allowance for our net deferred tax assets.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We conducted our annual impairment test for 2005 in February 2006 and for 2004 in January 2005, utilizing the services of an independent appraiser, and our annual impairment tests for 2003 in October 2003. We recorded an impairment charge of $3,502,000 at December 31, 2005 as a result of the impairment test conducted in February 2006.

Results of Operations

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

	Three Months Ended March 31,
	2006	2005
Sales	100%	100%
Cost of sales	75.6	53.6
Gross profit	24.4	46.4
Advertising and promotion	36.2	11.5
General and administrative expense	144.3	47.0
Depreciation and amortization expense	10.6	.8
Interest income (expense), net	3.4	(17.8)
Loss on early extinguishment of debt	—	17.2
Income tax expense (benefit)	—	—
Net (loss)	(163.3)	(47.9)
Dividends on preferred stock	22.1	6.1
Deemed dividend for beneficial conversion feature of Series D Preferred Stock	—	519.8
Net (loss) applicable to common shares	(185.4)%	(573.8)%

Results of Operations
Three months ended March 31, 2006 compared to three months ended March 31, 2005:

Net Sales

($000’s)	2005	2006	Change from 2005 to 2006	% Change
Audio Book Club	$2,240	$444	$(1,796)	(80.2)%

Radio Spirits
Catalog	734	709	(25)	(3.4)%
Wholesale	211	191	(20)	(9.5)%
Continuity	167	70	(97)	(58.1)%
	1,112	970	(142)	(12.8)%
	$3,352	1,414	(1,938)	(57.8)%

Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members and our inability to date to generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites.

The decrease in Radio Spirits catalog sales is principally attributable fewer customers. Wholesale sales of old-time radio products decreased principally due to reduced sales at our major customers. Sales of our World’s Greatest Old-Time Radio continuity program decreased principally due decrease in continuity buyers as a result of a the discontinuation of advertising expenditures for new customers.

Cost of Sales

$ (000's)	2005		2006
	As a %		As a %		From 2005 to 2006
	$ of Net Sales		$ of Net Sales		Change	% Change
Audio Book Club	$1,261	56.3%	$468	105.5%	$793	62.9%

Radio Spirits
Catalog	294	40.1%	340	47.9%	(46)	(15.6)%
Wholesale	174	82.5%	217	113.6%	(43)	(24.7)%
Continuity	67	40.1%	44	62.2%	23	34.3%
Total Radio Spirits	535	48.1%	601	62.0%	(66)	(12.3)%
	$1,796	53.6%	1,069	75.6%	727	40.5%

The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 80.2 % as described above. The increase in cost of sales as a percentage of sales is principally due to an increase in product and related royalty costs as a percentage of sales (accounting for 27% of the increase) since a smaller active membership requires us to purchase finished goods rather than license and manufacturing of product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers as a result in the second quarter of 2005 we moved our warehouse and fulfillment operations to a facility, which allows us to drop ship from its inventory, and accordingly we have changed from licensing and manufacturing our audiobook titles to buying on a wholesale basis. Under this buying arrangement we are buying products at a fixed percentage off of manufacturer’s suggested retail price. The cost of the new arrangement will be dependent on future sales volume. Additionally, an increase in fulfillment costs as a percentage of sales (accounting for 73% of the increase) due to the fixed cost of fulfillment being allocated over lower sales as well as one time programming and transition costs associated with the change in our fulfillment operations and the move from a negative option book club to a business selling audiobooks and other audio entertainment without a negative option requirement contributed to the increase in cost of sales as a percentage of sales at Audio Book Club.

Cost of Radio Spirits catalog sales increased principally due to higher product and related royalty costs as a percentage of the lower sales volume due to the fixed portion of royalty advances. The cost of wholesale sales as percentage of sales increased principally due to an increase in product cost (accounting for 49% of the increase) due to the sale of discounted product and product mix, a greater portion of fixed costs, the fixed cost of warehousing and fulfillment (accounting for 15% of the increase) and royalty advances (accounting for 36% of the increase) in relation to the lower sales volume. The cost of World’s Greatest Old-Time Radio continuity sales as a percentage of sales increased principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

Advertising and Promotion
$ (000's)
			From 2005 to 2006
	2005	2006	Change	% Change
($000’s)
Audio Book Club
Current Member	193	371	178	92.2%
Total Audio Book Club	193	371	178	92.2%

Radio Spirits
Catalog	175	141	(34)	(19.4)%
Wholesale	—	—	—	—
Continuity	9	—	(9)	(100.0)%
Total Radio Spirits	184	141	(43)	(23.4)%
Total Spending	377	512	135	35.8%

Amount Capitalized	—	—	—	—
Amount Amortized	9	—	(9)	—
Advertising and Promotion Expense	$386	512	126	32.6%

Advertising and promotion expenses at Audio Book Club increased due principally due to direct marketing related to the promotion of digital downloads of spoken word entertainment. Advertising and promotion expenses at Radio Spirits declined to fewer mailed catalogs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2006 increased $466,000, or 29.6%, to $2.0 million as compared to $1.6 million for the three months ended March 31, 2005 principally due to increases in payroll expenses of $435,000 and public company expenses of $42,000. The increase in payroll is principally due to increased personnel costs for website development and maintenance. The increase in public company expenses is principally due to fees paid to independent members of our Board of Directors.

Depreciation and Amortization
	2005	2006
$ (000's)
Depreciation	$24	149
Amortization	2	2
Total depreciation and amortization	$26	$151

The increase in depreciation and amortization expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily attributable to depreciation on 2005 fixed asset additions and website development costs, principally computer equipment and the cost of the development of the new websites offering downloadable audio.

Interest (Income) Expense, net

	2005	2006
$ (000's)
Interest expensed	415	15
Amortization of deferred financing costs and original issue discount	195	—
Interest income	(13)	(63)
Total interest expense	597	(48)

The decrease in interest expenses is principally due to the conversion of debt into preferred stock and common stock and the payment of the senior debt facility and related party debt in connection with our March 2005 Series D preferred stock financing. The increase in interest income is due to the increased cash balances during the three months ended March 31, 2006 as compared to our cash balances during the three months ended March 31, 2005.

Loss on Early Extinguishment of Debt

	2005	2006
$ (000's)
Loss on early extinguishment of debt	$579	$—

Concurrently with the March 2005 Financing we repaid from net proceeds, all of the principal and accrued and unpaid interest due on the Company’s outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9,400. The Company reported a charge in the first quarter of 2005 of $579 reflect the write-off of unamortized financing charges related to the repayment of this debt.

Preferred Stock Dividends

	2005	2006
$ (000's)
Dividends accrued on Series A Preferred Stock	$51	$—
Dividends accrued on Series B Preferred Stock	1	—
Dividends accrued on Series C Preferred Stock	100	1
Dividends accrued on Series D Preferred Stock	53	311
Deemed dividend for beneficial conversion feature of Series D Preferred Stock	17,423	—
Total dividends deemed or accrued on preferred stock	$17,628	$312

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

The increase in the accrual of preferred stock dividends for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is due to the accrual of dividends for Series D Preferred which was outstanding for the entire three months ended March 31, 2006.

Loss Applicable to Common Stockholders
$ (000's)

			From 2005 to 2006
	2005	2006	Change	% Change
$ (000's)
Loss applicable to common stockholders	$19,234	$2,622	$(16,612)	86.4%

Principally due to the deemed dividend for beneficial conversion feature of Series D Preferred Stock and the loss on early extinguishment of debt, both recognized in the first quarter of 2005, partially offset by lower sales and gross profit and higher advertising, general and administrative expenses, depreciation and preferred dividends in the first quarter of 2006, our net loss applicable to common shares for the three months ended March 31, 2006 decreased $16.6 million to $2.6 million, or $0.25 per diluted share, as compared to a net loss applicable to common shares for the three months ended March 31, 2005 of $19.2 million, or $4.62 per diluted share of common stock.

Liquidity and Capital Resources
Overview
Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders.

Amper, Politziner and Mattia, P.C, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2005, which highlights that current cash balances are insufficient to support operations.

As described above, we believe that our existing cash plus anticipated revenues will not be sufficient to fund our capital commitments and operate our business through the end of 2006 without raising additional financing. We have engaged investment bankers to help seek strategic alternatives, including raising additional financing or potentially a sale of the Company or certain assets of the Company. In the event we do not raise additional financing during the next few months, we will be required to cut back operations or delay our digital distribution strategy until such time, if at all, we obtain adequate financing. There can be no assurance that we will be successful in raising additional financing. The failure to do so in a timely manner will limit our ability to execute our business plan and could ultimately impair our ability to continue as a going concern.

Activity during the three months ended March 31, 2006
For the three months ended March 31, 2006, cash decreased by $2.9 million, as we had net cash used in operating activities of $2.5 million, used net cash of $65,000 in investing activities and had cash used in investing activities of $0.4 million. Net cash used in operating activities principally consisted of the net loss of $2.3 million, increases in prepaid expenses of $54,000 and an increase in royalty advances of $52,000, a decrease in accounts payable and accrued expenses of $458,000 ; partially offset by, depreciation and amortization expenses of $150,000, amortization of deferred financing costs and original issue discount of $14,000, and a decrease in accounts receivable of $245,000.

The decreases in accounts receivable is primarily attributable the reduction in sales as described above. The increase in prepaid expenses is principally due to the timing of payments of prepaid insurance and other costs and certain Radio Spirits catalog expenses.

Net cash used in investing activities consists of acquisition of fixed assets of $65,000, principally computer equipment and the cost of the development of our websites.

Net cash used in financing activities consists of payment of dividends on preferred stockof $319,000, payment of deferred financing costs of $45,000 and payment of long tem debt of $14,000.

Recent Accounting Pronouncements

Inventory costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS 151 amends ARB No. 43, “Inventory Pricing”, to clarify the accounting for certain costs as period expense. SFAS No.151 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 did not have a material impact on our financial statements.

Exchanges of nonmonetary assets
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 ("SFAS No. 153"). SFAS No.153 is effective for nonmonetary asset exchanges occurring in our fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Adoption of SFAS No. 153 did not have a material impact on our financial statements.

Consolidation of variable interest entities
In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. There was no impact to us from the adoption of FIN 46(R)-5.

Accounting changes and error corrections
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change, if any, in future periods.

Certain Transactions
On January 31, 2006, Patricia G. Campbell resigned her position as our Chief Operating Officer. Ms. Campbell agreed to continue to provide services to us for a period of six (6) months (the "Term"), during which she agreed to devote her full time for the first three (3) months and half of her time to our business during the second three (3) months. We agreed to pay Ms. Campbell at the rate equal to her base salary when she was employed by us of $215,000 (per annum) during the first three (3) months and at the rate of $107,500 (per annum) during the second three (3) months. Certain stock options previously granted to Ms. Campbell will remain exercisable for their full term, and certain other stock options are no longer exercisable and terminated as of January 31, 2006. Ms. Campbell agreed not to compete or engage in a business competitive with our business during the Term and for a period of two years thereafter.

We sublease two offices in New York, New York from a company partially owned by its Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006. The lease amount is $3,000 per month. The annual lease payments in 2006 are $21,000.

Quarterly Fluctuations
Our operating results vary from period to period as a result of purchasing patterns of our members and customers, member attrition, the timing and popularity of new audiobook releases and product returns.

We believe that a significant portion of our sales of old-time radio and classic video programs are gift purchases by consumers. Therefore, we tend to experience increased sales of these products in the fourth quarter in anticipation of the holiday season and the second quarter in anticipation of Fathers’ Day.

Item 3: Quantitative and Qualitative Disclosures of Market Risk

We are not subject to exposure to market risk for changes in interest rates. We have total gross amount of debt outstanding as of May 11, 2006 of $789,000, all of which is at fixed rates. Changes in the prime rate or LIBOR would not have an impact on our fair values, cash flows, or earnings for the three months ended March 31, 2006.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings
The Company is not a defendant in any litigation. In the normal course of business, the Company is subject to threats of litigation. The Company does not believe that the potential impact of any threatened litigation, if ultimately litigated, will have a material adverse effect on the Company.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2005 annual report on Form 10K.

Item 5: Other Information
None.

Item 6: Exhibits
Item 6. Exhibits

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

MediaBay, Inc.
Dated: May 15, 2006
By:      /s/ Jeffrey Dittus

Jeffrey Dittus
Chief Executive Officer
Dated May 15, 2006
By:      /s/ Robert Toro

Robert Toro
Chief Financial Officer
(principal accounting and financial officer)