Form 10-Q
period 2006-06-30
MEDIABAY INC
filed 2006-08-18
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 1-13469

MediaBay, Inc.
(Exact name of Registrant as Specified in its Charter)

Florida	65-0429858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employment Identification No.)

2 Ridgedale Avenue, Cedar Knolls, New Jersey	07927
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (973) 539-9528

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   Large Accelerated Filer   ☐   Accelerated Filer        Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒

As of August 17, 2006, there were 10,516,444 shares of the Registrant’s Common Stock outstanding.

MEDIABAY, INC.

Quarter ended June 30, 2006
Form 10-Q
MEDIABAY, INC.

PART I: FINANCIAL INFORMATION Item 1: Financial Statements MEDIABAY, INC.
Condensed Consolidated Balance Sheets (Dollars in thousands)

	June	December
	30,	31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,007	$8,243
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,775 and $1,533 at June 30, 2006 and
December 31, 2005, respectively	501	691
Inventory	511	763
Prepaid expenses and other current assets	533	464
Royalty advances	534	523
Total current assets	6,086	10,684
Fixed assets, net	1,568	1,785
Other intangibles, net	38	42
Goodwill	4,030	6,156
	$11,722	$18,667

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$3,824	$4,969
Short-term debt, net of original issue discount of $56 at June 30, 2006 and $52 at December 31, 2005	53	32
Preferred dividend and interest payable	582	319
Redeemable preferred stock	21,063	--
Total current liabilities (Note 6)	25,522	5,320
Long-term debt, net of original issue discount of $79 and $111 at June 30, 2006 and
December 31, 2005, respectively	580	608
Total liabilities	26,102	5,928

Commitments and Contingencies

Preferred stock, no par value, authorized 5,000,000 shares; 200 shares of Series B issued and outstanding at June 30, 2006 and December 31, 2005 and 21,063 shares of Series D issued
and outstanding at June 30, 2006 and December 31, 2005	20	11,436
Common stock; no par value, authorized 300,000,000 shares; issued and outstanding 10,516,444 at June 30, 2006 and
December 31, 2005	121,681	121,681
Contributed capital	42,637	42,637
Accumulated deficit	(178,718)	(163,015)
Total common stockholders’ deficiency	(14,380)	12,739
	$11,722	$18,667

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Condensed Consolidated Statements of Operations (Dollars in thousands, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales, net of returns, discounts and allowances of $191 and
$277 and $615 and $1,430 for the three and six
months ended June 30, 2006 and 2005, respectively	$1,146	$2,272	$2,560	$5,625
Cost of sales	909	1,607	1,978	3,403
Gross profit	237	665	582	2,222
Expenses:
Advertising and promotion	203	401	715	787
General and administrative	1,556	2,013	3,596	3,588
Termination charges	--	697	--	697
Depreciation and amortization	149	17	300	43
Charge for impairment to Goodwill	2,126	--	2,126	--
Gain on settlement of litigation	(963)	--	(963)	--
Operating loss	(2,834)	(2,463)	(5,192)	(2,893)
Interest income	56	62	118	75
Interest expense	450	16	465	626
Accretion of discount on mandatory redeemable preferred stock	9,709	--	9,709	--
Loss on early extinguishment of debt	--	--	--	579
Loss before income taxes	(12,937)	(2,417)	(15,248)	(4,023)
Income tax expense	--	--	--	--
Net loss	(12,937)	(2,417)	(15,248)	(4,023)
Dividends on preferred stock	143	533	454	738
Deemed dividend on beneficial conversion of Series D Preferred Stock	--	--	--	17423
Net loss applicable to common shares	$(13,080)	$(2,950)	$(15,702)	$(22,184)

Basic and diluted loss applicable to common shares per common share:	$(1.24)	$(0.49)	$(1.49)	$(4.36)

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Condensed Consolidated Statements of Cash Flows (Dollars in thousands)

	(Unaudited) Six months ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(15,248)	$(4,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	--	579
Non-current accrued interest and dividends payable	--	140
Depreciation and amortization	300	43
Amortization of deferred financing costs and original issue discount	29	210
Amortization of deferred member acquisition costs	--	13
Payment of accrued dividends through issuance of common stock	--	14
Charge for impairment of goodwill	2,126	--
Accretion of discount on mandatory redeemable preferred stock	9,709	--
Changes in asset and liability accounts:
Decrease in accounts receivable, net	190	631
Decrease in inventory	253	132
Increase in prepaid expenses	(69)	(194)
(Increase) decrease in royalty advances	(11)	99
(Decrease) increase in accounts payable and accrued expenses	(975)	168
Net cash used in operating activities	(3,696)	(2,188)
Cash flows from investing activities:
Acquisition of fixed assets, including development of websites	(80)	(580)
Net cash used in investing activities	(80)	(580)
Cash flows from financing activities:
Payment of preferred dividends	(363)	(53)
Proceeds from sale of Series D Preferred stock, net of cash fees and expenses	--	31,528
Payment of long-term debt, including accrued interest and dividends	(35)	(11,721)
Redemption of Series A and Series C Preferred Stock	--	(5,789)
Increase in deferred financing costs	(62)	(29)
Net cash (used in) provided by financing activities	(454)	13,936
Net (decrease) increase in cash and cash equivalents	(4,236)	11,168
Cash and cash equivalents at beginning of period	8,243	3,122
Cash and cash equivalents at end of period	$4,007	$14,290

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

(1) Liquidity and Cash Flow

Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings from financial institutions and its principal shareholders.

As of June 30, 2006, the Company had cash on hand of $4.0 million. The Company’s cash balance has declined during 2006 and will continue to decline for the foreseeable future unless the Company obtains financing, as it continues to use cash in its operations.

Amper, Politziner and Mattia, P.C, the Company’s independent registered public accounting firm, has included an explanatory paragraph in their report on its financial statements for the year ended December 31, 2005, which highlights that current cash balances are insufficient to support operations raising substantial doubt about the Company’s ability to continue as a going concern.

In 2005, the Company implemented a strategy of selling downloadable spoken word content online. To date, its sales of digital downloads have been minimal.

In connection with implementing this strategy, which focuses on downloadable spoken word content, the Company determined not to, and has not, and will not, devote the funds necessary to acquire new Audio Book Club members to offset member attrition and in June 2006 has ceased sales of hard good spoken word content to remaining Audio Book Club members. As a result, the Company will continue to generate low levels of revenue and revenue may decline further. This will continue to negatively impact the Company’s performance and result in negative cash flow from operations. The Company expects this trend to continue until such time, if ever, it can generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for its online websites or other websites it may develop.

The Company believes that its existing cash plus anticipated revenues will not be sufficient to fund its capital commitments and operate its business through the end of 2006. The Company has engaged investment bankers to help effect a sale of the Company or certain assets of the Company or a strategic merger. In the event the Company does not complete such a transaction during the next few months, it will be required to further cut back operations and delay its digital distribution strategy and may not be able to continue operations for any meaningful period thereafter. There can be no assurance that the Company will be successful in completing a transaction.

(2) Organization

MediaBay is a Florida corporation formed on August 16, 1993. The Company is a digital media, marketing and publishing company specializing in spoken audio entertainment, such as audio readings of books, newspapers, magazines, original productions and radio broadcast transcripts. Today, the Company has two principal content libraries: (1) Audiobooks which it sells via digital download through Soundsgood.com, and third-party websites; and (2) an archive of the history of American radio which it produces and sells on CD and cassettes through its catalog, a mail order-based continuity program, retail outlets, its on-line download subscription service and third-party websites. The Company broadcasts its radio programs through a syndicated radio show on approximately 200 commercial stations across the United States, as well as its 24-hour Radio Classics channels on Sirius and XM Satellite Radio.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill as of January 1, 2002. The Company performed annual impairment tests as of December 31, 2005, 2004 and 2003 in March 2006, January 2005 and October 2003. The Company recorded an impairment charge of $3,502 at December 31, 2005 as a result of the impairment test conducted in March 2006. The Company recorded an additional impairment charge of $2,126 as a result of an impairment test conducted in July 2006 due to a change in facts and circumstances related to its radio business.

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

The Board's decision to accelerate the vesting of these options was in response to a review of the Company’s long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS No. 123R, which the Company adopted January 1, 2006. The Company believed that accelerating the vesting of these options prior to the adoption of SFAS No. 123R may have resulted in the Company not having to recognize compensation expense in the then remaining vesting periods. The Company’s net loss and net loss per share for the three and six months ended June 30, 2005 had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under SFAS 123 (R) is as follows:

	June 30, 2005
	Three months Ended	Six Month Ended

Net loss applicable to common shares, as reported	$(2,950)	$(22,184)
Add: Stock-based employee compensation expense included in reported net loss applicable to common
shares, net of related tax effects	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method
for all awards, net of related tax effects	(720)	(755)
Pro forma net loss applicable to common shares	$(3,670)	$(22,939)
Net loss per share
Basic and diluted - as reported	$(0.49)	$(4.36)
Basic and diluted - pro forma	$(0.60)	$(4.50)

No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

Date	No. of Shares	Exercise Price	Assumed Volatility	Risk-free Interest Rate	Fair Value per Share
First Six Months 2005	4,810,000	$3.54	41%	3.35%	$.16

No options were issued in the six months ended June 30, 2006.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial insruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Time Warner as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

Based on the Company’s failure to achieve its forecasted sales targets for its radio business for the three months ended June 30, 2006, principally wholesale sales, it began analyzing and revising its current and long-term business plans related to this business significantly modifying its analysis of future cash flows. As a result, and in accordance with SFAS No. 142, the Company performed an interim test of its goodwill in July 2006 utilizing a discounted future cash flow analysis based on its new projected sales targets. The Company recorded an additional impairment charge of $2,126 as a result of this test.

The following table presents details of other intangibles at June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Mailing Agreements	$592	$592	$--	$592	$592	$--
Customer Lists	4,380	4,380	--	4,380	4,380	--
Non-Compete Agreements	313	300	13	313	296	17
Other	25	--	25	25	--	25
Total Other Intangibles	$5,310	$5,272	$38	$5,310	$5,268	$42

Amortization of intangible assets was $4 for both the six months ended June 30, 2006 and 2005. The Company estimates intangible amortization expenses of $8 in 2006 and $9 in 2007.

(5) Debt

	As of
	June 30,	December 31,
	2006	2005
Premier debt	$768	$803
Less: original issue discount	(135)	(163)
Less: current portion	(53)	(32)
Long-term debt	$580	$608

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

The future minimum loan payments are as follows:

Six months ending December 31, 2006	$42
Year ending December 31, 2007	183
Year ending December 31, 2008	233
Year ending December 31, 2009	233
Beyond	77
Total maturities, including debt discount of $135	$768

March 2005 Transactions

On March 23, 2005, the Company completed the “Financing” described below.

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

(6) Stockholders’ Equity, Redeemable Preferred Stock and Stock Options and Warrants

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

The Company received $35,000 of gross proceeds (not including the securities exchanged by the Forest Hill Entities for $900 of the purchase price) in the Financing. Merriman Curhan Ford & Co. (“Merriman”) acted as a financial advisor with respect to certain of the investors in the Financing for which it received compensation from the Company of $2,625 plus a five-year warrant (the “Merriman Warrant”) to purchase 1,193,182 shares of Common Stock at an exercise price of $4.14 per share commencing upon May 3, 2005, the effective date of the Shareholder Consent. Merriman also received a structuring fee from the Company with respect to the Financing in the amount of $175. In addition, the Company issued to Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd., investors in the Financing, warrants to purchase an aggregate of 41,667 shares of Common Stock (identical to the Warrants), and reimbursed them $55 for expenses, for consulting services rendered by it in connection with the Financing. The Company incurred cash fees and expenses including fees paid to advisors of $3,635. Warrants issued to advisors were valued at $1,986 using an accepted valuation method.

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

As of June 30, 2006, 14,837 shares of Series D Preferred Stock plus accrued dividends thereon had been converted into 4,521,592 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

The Company also paid to Norton Herrick and Huntingdon all accrued and unpaid interest and dividends due to them in the amount $2,271 and placed into escrow $5,784. This amount was released to redeem the portion of Series A Preferred Stock not converted and all of the Series C Preferred Stock on May 3, 2005, the 20th day after an information statement was sent to all shareholders who did not initially vote on the transaction.

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

On May 12, 2006, the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. This action triggered the right of the holders of the Series D Preferred Stock to demand redemption of the $21,063 liquidation preference amount of the series D preferred stock plus accrued and unpaid dividends thereon for cash. Although none of the holders have demanded redemption, the liquidation preference amount of $21,063 has been reclassified to current liabilities and the unearned discount of $9,709 has been immediately accreted to interest expense in accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“FASB No.150”). Additionally, dividends accrued since May 12, 2006 have been classified as interest expense also in accordance with FASB #150. The Company does not have the financial resources to redeem the preferred stock.

Stock Options and Warrants
From January 1, 2006 to June 30, 2006, no options to purchase shares of the Company’s common stock were issued. The Company cancelled options to purchase 169,527 shares of its common stock pursuant to the terms of such options and options to purchase 8,874 shares of its common stock expired.

(7) Gain on settlement of Litigation

The Company entered into a settlement and mutual release agreement with each of Larry King and Larry King Enterprises (collectively, “King”) and Celebrity Newsletter LLC relating to the settlement of claims under the Company’s endorsement and promotion agreement with Celebrity Newsletter LLC and Larry King, pursuant to which it was intended that MediaBay launch a Larry King on-line audio entertainment and education service. In June 2005, MediaBay announced that the service was tabled due to developments beyond its control. Pursuant to the settlement agreement, MediaBay received a cash payment of $963, net of related fees and expenses, on June 21, 2006 and dismissed all claims against King and Celebrity Newsletter LLC.

(8) Net Loss Per Share of Common Stock

Basic loss per share was computed using the weighted average number of common shares outstanding for the three and six months ended June 30, 2006 of 10,516,444 and for the three and six months ended June 30, 2005 of 5,983,773 and 5,083,994, respectively.

For the three and six months ended June 30, 2006, there were 11,951,489 common stock options and warrants with an average exercise price of $4.64 per share, which were not included in the computation of diluted loss per share, because they would have been anti-dilutive as calculated under the treasury stock method as the Company was in a loss position and the exercise prices of these shares were greater than the average market price of common shares during the periods and 6,387,056 common equivalent shares with an average exercise price of $3.30 per share relating to convertible preferred stock calculated under the “if-converted method” as the Company was in a loss position and the liquidation preference of preferred stock has been reclassified to current liabilities as a result of it becoming redeemable in accordance with FASB #150. See note 6 above.

For the three months ended June 30, 2005, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 146,353 common equivalent shares, as calculated under the treasury stock method and 11,344,760 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the “if-converted method”. Dividends on convertible preferred stock added back to net loss applicable to common shares would have been $533 for the three months ended June 30, 2005.

For the six months ended June 30, 2005, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 1,299,400 common equivalent shares, as calculated under the treasury stock method and 7,587,804 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the “if-converted method”. Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net loss applicable to common shareholders would have been $893 for the six months ended June 30, 2005.

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

(9) Supplemental Cash Flow Information
No cash has been expended for income taxes for the six months ended June 30, 2006 and 2005. Cash paid for interest expense was $1 and $2,015 for the six months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, the Company reclassified the liquidation preference on its series D preferred stock of $21,063 to current liabilities. See note 6 above.

The Company had the following non-cash activities for the six months ended June 30, 2005:

2005
Conversions of subordinated notes into common stock	$5,784
Conversion of preferred shares into common stock	$1,707
Conversion of common shares and warrants into preferred stock and warrants sold in the Financing	$900
Issuance of warrants in connection with the Financing	$12,838

(10) Segment Reporting
For the three and six months ended June 30, 2006 and 2005, the Company operated in three reportable segments: Corporate; Audio Book Club (“ABC”) a membership-based club selling audiobooks via direct mail and on the Internet including digital downloads and Radio Spirits (“RSI”) which produces, sells, licenses and syndicates old-time radio programs. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. Inter-segment sales are recorded at prevailing sales prices.

Segment Reporting
Three Months Ended June 30, 2006				Inter-
	Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances	$--	$242	$904	$--	$1,146
Depreciation and amortization	17	132	--	--	149
Operating (loss) profit	(224)	(466)	(2,144)	--	(2,834)
Interest expense, net	394	--	--	--	394
Accretion of discount on preferred stock	9,709	--	--	--	9,709
Net loss	(10,327)	(466)	(2,144)	--	(12,974)
Dividends on Preferred Stock	(143)	--	--	--	(143)
Net (loss) income applicable to common shares	(10,470)	(466)	(2,144)	--	(13,080)
Total assets	--	4,776	6,946	--	11,722
Acquisition of fixed assets	$--	$15	$--	$--	$15

Segment Reporting
Three Months Ended June 30, 2005					Inter-
		Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances	$	---	$1,322	$950	$--	$2,272
Depreciation and amortization		2	10	5	--	17
Operating (loss) profit		(1,674)	(377)	(415)	3	(2,463)
Interest income, net		46	--	--	--	46
Net loss		(1,628)	(377)	(415)	3	(2,417)
Dividends on Preferred Stock		533	--	--	--	533
Net (loss) income applicable to common shares		(2,161)	(377)	(415)	3	(2,950)
Total assets		--	14,690	13,142	(46)	27,786
Acquisition of fixed assets		$--	$404	$--	$--	$404

Segment Reporting
Six Months Ended June 30, 2006				Inter-
	Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances	$--	$685	$1,875	$--	$2,560
Depreciation and amortization	36	264	--	--	300
Operating (loss) profit	(1,626)	(1,403)	(2,163)	--	(5,192)
Interest expense, net	347	--	--	--	347
Accretion of discount on preferred stock	9,709	--	--	--	9,709
Net loss	(11,682)	(1,403)	(2,163)	--	(15,248)
Dividends on Preferred Stock	(454)	--	--	--	(454)
Net (loss) income applicable to common shares	(12,136)	(1,403)	(2,163)	--	(15,702)
Total assets	--	4,776	6,946	--	11,722
Acquisition of fixed assets	$--	$78	$2	$--	$80

Segment Reporting
Six Months Ended June 30, 2005				Inter-
	Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances	$--	$3,562	$2,063	$--	$5,625
Depreciation and amortization	4	25	14	--	43
Operating (loss) profit	(2,212)	(194)	(495)	8	(2,893)
Interest expense, net	551	--	--	--	551
Loss on early retirement of debt	579	--	--	--	579
Net loss	(3,342)	(194)	(495)	8	(4,023)
Dividends on Preferred Stock	738	--	--	--	738
Deemed dividend for beneficial conversion feature of Series D Preferred Stock	17,423				17,423
Net (loss) income applicable to common shares	(21,503)	(194)	(495)	8	(22,184)
Total assets	--	14,690	13,142	(46)	27,786
Acquisition of fixed assets	$--	$580	$--	$--	$580

(11) Related Party Transactions

On January 31, 2006, Patricia G. Campbell resigned her position as Chief Operating Officer of the Company. Ms. Campbell agreed to continue to provide services to the Company for a period of six (6) months (the "Term"), during which she agreed to devote her full time for the first three (3) months and half of her time to the Company's business during the second three (3) months. The Company agreed to pay Ms. Campbell at the rate equal to her base salary when she was employed by the Company of $215 (per annum) during the first three (3) months and at the rate of $108 (per annum) during the second three (3) months. Certain stock options previously granted to Ms. Campbell will remain exercisable for their full term, and certain other stock options are no longer exercisable and terminated as of January 31, 2006. Ms. Campbell agreed not to compete or engage in a business competitive with the Company’s business during the Term and for a period of two years thereafter.

The Company subleases two offices in New York, New York from a company partially owned by its Chairman. The lease commenced on August 1, 2005 and ends on July 31, 2006. The lease amount is $3 per month. The annual lease payments in 2006 are $21.

(12) Subsequent Events

Stock Options
From July 1, 2006 to August 10, 2006, options to purchase 6,834 shares of the Company’s common stock expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Forward-looking Statements

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation our in ability to implement our strategy, the decision to seek strategic alternatives and the risks related thereto: our history of losses and declining revenues; our ability to license and sell new spoken word content, obtain additional financing, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns, member attrition; risks relating to our capital structure and the other risk factors set forth in our other filings with the SEC. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

As of June 30, 2006, we had cash on hand of $4.0 million. Our cash balance has declined since our financing in March 2005 and will continue to decline for the foreseeable future unless we obtain financing, as we continue to use cash in our operations.

Because we began pursuing a strategy, which focused on downloadable spoken word content, we have not, and will not, devote the funds necessary to acquire new Audio Book Club members to offset member attrition and in June 2006 we ceased sales of hard good spoken word content to remaining Audio Book Club members. As a result, we will continue to generate low levels of revenue and revenue may decline further, which will continue to negatively impact our performance and result in negative cash flow from operations. We expect this trend to continue until such time, if ever, we can generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites we may develop.

We believe that our existing cash plus anticipated revenues will not be sufficient to fund our capital commitments and operate our business through the end of 2006. We have engaged investment bankers to help effect a sale of the Company or certain assets of the Company or a strategic merger. In the event we do not complete such a transaction during the next few months, we will be required to further cut back operations or delay our digital distribution strategy and may not be able to continue operations for any meaningful period thereafter. There can be no assurance that we will be successful in completing a transaction.

On May 12, 2006 the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. This action triggered the right of the holders of the Series D Preferred Stock to demand redemption of the $21,063,000 liquidation preference amount of the series D preferred stock plus accrued and unpaid dividends thereon for cash. Although none of the holders have demanded redemption, the liquidation preference amount of $21,063,000 has been reclassified to current liabilities and the unearned discount of $9,709 has been immediately accreted to interest expense in accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“FASB No. 150”). Additionally, dividends accrued since May 12, 2006 have been classified as interest expense also in accordance with FASB No.150. The Company does not have the financial resources to redeem the preferred stock.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.

We report financial results on the basis of three business segments; Corporate, Audio Book Club, including downloadable spoken word, and Radio Spirits. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. For the six months ended June 30, 2006, our Audio Book Club segment had net sales of approximately $685,000 and our Radio Spirits segment had net sales of approximately $1,875,000.

We derive our principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail and the Internet. We also sell classic radio shows to retailers either directly or through distributors. We derive a small amount of additional revenue through rental of our proprietary database of names and addresses to non-competing third parties through list rental brokers. We also derive a small amount of revenue from advertisers who advertise on our nationally syndicated classic radio shows.

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

Revenue recognition

We derive our principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail and the Internet. We also sell classic radio shows to retailers either directly or through distributors. We derive additional revenue through rental of our proprietary database of names and addresses to non-competing third parties through list rental brokers. We also derive a small amount of revenue from advertisers included in our nationally syndicated classic radio shows. We recognize sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. We recognize advertising revenue upon notification of the airing of the advertisement by the media buying company representing us. Allowances for future returns are based upon historical experience and evaluation of current trends. The historical return rates for ABC members have been consistent for the past year and our estimate is based on a detailed historical examination of trends. Based on the current performance, historical trends and the ceasing of selling spoken work hard goods to our ABC customers, we do not expect significant changes in the estimate of returns for ABC members. The estimate of returns for wholesale sales of our old-time radio products is based on a detailed review of each significant customer, depending on the amount of products sold to a particular customer in a specific periods, the overall return rate for wholesale sales could vary.

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

Accounts receivable valuation
We record an estimate of our anticipated bad debt expense and return rates based on our historical experience. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate, or if the payment or buying behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required. For example, a one percent increase in returns as a percentage of gross sales for the six months ended June 30, 2006, assuming a constant gross profit percentage and all other expenses unchanged, would have resulted in a decrease in net sales of $26,000 and an increase in net loss available to common shares of $6,000. A one percent increase in bad debt expense as a percentage of net sales, assuming all other expenses were unchanged, would have resulted in an increase in bad debt expenses and corresponding increase in net loss available to common shares of $26,000.

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

Based on our failure to achieve our forecasted sales targets for our radio business for the three months ended June 30, 2006, principally wholesale sales, we began analyzing and revising our current and long-term business plans related to this business significantly modifying our analysis of future cash flows. As a result, and in accordance with SFAS No. 142, we performed an interim test of our goodwill in July 2006 utilizing a discounted future cash flow analysis based on our new projected sales targets. We recorded an additional impairment charge of $2,126,000 as a result of this test.

Results of Operations

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.3	70.7	77.3	60.5
Gross profit	20.7	29.3	22.7	39.5
Advertising and promotion	17.7	17.6	27.9	14.0
General and administrative expense	135.8	88.6	140.5	63.8
Termination charges	--	30.7	--	12.4
Depreciation and amortization expense	13.0	0.7	11.7	0.8
Charge for impairment to goodwill…….	185.5	--	83.0	--
Gain on settlement of litigation………...	(84.0)	--	(37.6)	--
Interest (income)	(4.9)	(2.7)	(4.6)	(1.3)
Interest expense	39.3	0.7	18.2	11.1
Accretion of discount on mandatory redeemable preferred stock………...	847.2	--	379.3	--
Loss on early extinguishment of debt	--	--	--	10.3
Income tax expense (benefit)	--	--	--	--
Net (loss)	(1,128.9)	(106.4)	(595.7)	(71.5)
Dividends on preferred stock	12.5	23.4	17.7	13.1
Deemed dividends on beneficial conversion of preferred stock	--	--	--	309.8
Net (loss) applicable to common shares	(1,141.4)%	(129.8)%	(613.5)%	(394.4)%

Results of Operations
Three months ended June 30, 2006 compared to three months ended June 30, 2005:

Net Sales
($000’s)	2005	2006	Change from 2005 to 2006	% Change
Audio Book Club	$1,322	$242	$(1,080)	(81.7)%

Radio Spirits
Catalog	576	565	(11)	(1.9)%
Wholesale	228	289	(61)	26..8%
Continuity	146	50	(96)	(65.8)%
	950	904	(46)	(4.8)%

	$2,272	$1,146	$(1,126)	(49.6)%

Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members and our inability to date to generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites. Effective June 2006, we ceased selling spoken word hard content to Audio Book Club members.

The slight decrease in Radio Spirits catalog sales is principally attributable to fewer customers. Wholesale sales of old-time radio products increased slightly principally due to an increase in sales to our major customers. Sales of our World’s Greatest Old-Time Radio continuity program decreased principally due to a decrease in continuity buyers as a result of a discontinuation of advertising expenditures for new customers.

Cost of Sales
$ (000's)	2005	2006
		As a %		As a %	From 2005 to 2006
	$	of Net Sales	$	of Net Sales	Change	% Change
Audio Book Club	$1,074	81.2%	$327	135.1%	$747	69.6%

Radio Spirits
Catalog	262	45.5%	294	52.0%	(32)	(12.2)%
Wholesale	206	90.4%	257	88.9%	(51)	(24.8)%
Continuity	65	44.2%	31	62.0%	34	52.3%
Total Radio Spirits	533	56.1%	582	64.4%	(49)	(9.2)%
	$1,607	70.7%	$909	79.3%	$698	43.4%

The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 81.7 % as described above. The increase in cost of sales as a percentage of sales is principally due to an increase in product and related royalty costs as a percentage of sales (accounting for 54.0% of the increase) since a smaller active membership required us to purchase finished goods rather than license and manufacture product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers. In the second quarter of 2005 we moved our warehouse and fulfillment operations to a facility, which allowed us to drop ship from its inventory, and accordingly we changed from licensing and manufacturing our audiobook titles to buying on a wholesale basis. Under this buying arrangement we are buying products at a fixed percentage off of manufacturer’s suggested retail price. This increase was offset by the write-off of unearned publisher advances in the prior period of $305,000 (accounting for a 42.6% decrease). Additionally, the sale of digital audio content including the cost of encoding of the digital files has carried a similar product cost margin at this level of sales to the wholesale buying arrangement discussed above. In June 2006, we ceased the sale of hard good spoken word product to Audio Book Club members. Additionally, an increase in fulfillment costs as a percentage of sales (accounting for 88.6% of the increase) due to the fixed cost of fulfillment being allocated over lower sales.

Cost of Radio Spirits catalog sales increased principally due to higher product and related royalty costs as a percentage of the slightly lower sales volume due to the fixed portion of royalty advances and to a lesser extent the fixed portion of fulfillment costs in relation to the slightly lower sales. The cost of wholesale sales as percentage of sales decreased principally due to a decrease in product cost (accounting for 128.6% of the decrease) due to the lower sales of discounted product and product mix, a lower portion of fixed costs in relation to the higher sales, the fixed cost of warehousing and fulfillment (accounting for 88.7% of the decrease) partially offset by the fixed portion of royalty advances (accounting for 117.3% of an increase). The cost of World’s Greatest Old-Time Radio continuity sales as a percentage of sales increased principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

Advertising and Promotion
$ (000's)

			From 2005 to 2006
	2005	2006	Change	% Change
($000’s)
Audio Book Club
Total Audio Book Club	$51	$76	$(25)	(49.0)%

Radio Spirits
Catalog	197	127	70	35.5%
Wholesale	27	--	27	100.0%
Continuity	--	--	--	--
Total Radio Spirits	224	127	97	43.3%

New Projects	122	--	122	100.0%
Total Spending	397	203	194	48.9%

Amount Capitalized	--	--	--	--
Amount Amortized	4	--	4	100.0%
Advertising and Promotion Expense	$401	$203	$198	49.4%

Advertising and promotion expenses at Audio Book Club increased due principally due to direct marketing related to the promotion of digital downloads of spoken word entertainment. Advertising and promotion expenses at Radio Spirits direct mail declined due to fewer mailed catalogs. The decline in wholesale was because of no cooperative advertising placements in the period. During the three months ended June 30, 2005 we incurred $122,000 related to new projects, principally marketing tests related to the download business.

General and Administrative

General and administrative expenses for the three months ended June 30, 2006 decreased $457,000, or 22.7%, to $1.6 million as compared to $2.0 million for the three months ended June 30, 2005 principally due to decreases in payroll and related expenses of $280,000, professional fees of $118,000 and public company expenses of $59,000. The decrease in payroll is principally due to decreased personnel including costs for website development and maintenance. The decrease in public company expenses is principally due to fees paid for investor relations.

Termination Costs

In the second quarter of 2005, the employment of one senior executive who had an employment agreement was terminated and the employment of several employees, one of which had an employment agreement, was also terminated. We made aggregate settlement payments totaling $697,000 through March 2006.

Depreciation and Amortization
	2005	2006
$ (000's)
Depreciation	$15	147
Amortization	2	2
Total depreciation and amortization	$17	$149

The increase in depreciation and amortization expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is primarily attributable to depreciation on 2005 fixed asset additions and website development costs, principally computer equipment and the cost of the development of the new websites offering downloadable audio content.

Charge for impairment of Goodwill

We recorded an additional impairment charge of $2,126,000 in the second quarter of 2006 as a result of an impairment test conducted in July 2006 due to a change in facts and circumstances related to our radio business.

Gain on Settlement of Litigation

We entered into a settlement and mutual release agreement with each of Larry King and Larry King Enterprises (collectively, “King”) and Celebrity Newsletter LLC relating to the settlement of claims under the our endorsement and promotion agreement with Celebrity Newsletter LLC and Larry King, pursuant to which it was intended that we launch a Larry King on-line audio entertainment and education service. In June 2005, we announced that the service was tabled due to developments beyond its control. Pursuant to the settlement agreement, we received a cash payment of $962,714, net of related fees and expenses, on June 21, 2006 and dismissed all claims against King and Celebrity Newsletter LLC.

Interest Income

Interest income decreased by $6,000 to $56,000 for the three months ended June 30, 2006 from the three months ended June 30, 2005 due to the decrease in our cash balance.

Interest Expense
	2005	2006
$ (000's)
Interest expensed	$1	$--
Amortization of deferred financing costs and original issue discount	15	15
Financing costs	--	70
Dividends on redeemable preferred stock classified as interest expense	--	173
Penalties accrued on redeemable preferred stock	--	192
Total interest expense	$16	$450

The increase in interest expenses is principally due to the classification of dividends on redeemable preferred stock as interest expense since May 12, 2006, the day the preferred stock issued in the March 2005 Financing (defined below) became redeemable, as well as the accrual of penalties under the preferred stock agreement. See discussion above. Additionally, we incurred fees and expenses related to our seeking strategic alternative initiatives discussed above.

Accretion of discount on Mandatory Redeemable Preferred Stock

On May 12, 2006 the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. This action triggered the right of the holders of the Series D Preferred Stock to demand redemption of their shares for cash. Although none of the holders have demanded redemption, the liquidation preference amount of $21,063,000 has been reclassified to current liabilities and the unearned discount of $9,709,000 has been immediately accreted to interest expense in accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“FASB No.150”). Additionally, dividends accrued since May 12, 2006 have been classified as interest expense also in accordance with FASB No.150. The Company does not have the financial resources to redeem the preferred stock.

Preferred Stock Dividends
	2005	2006
$ (000's)
Dividends accrued on Series C Preferred Stock	$2	$--
Dividends accrued on Series D Preferred Stock	531	143
Total dividends deemed or accrued on preferred stock	$533	$143

The decrease in the accrual of preferred stock dividends for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is due to the conversion of $13.7 million principal amount of the series D preferred stock subsequent to June 30, 2005 and to a lesser extent the classification of series D dividends as interest expense since May 12, 2006, the date the preferred stock became redeemable.

Loss Applicable to Common Stockholders
$ (000's)

			From 2005 to 2006
	2005	2006	Change	% Change
$ (000's)
Loss applicable to common stockholders	$2,950	$13,117	$(10,167)	344.6%

Principally due to the accretion of discount on Series D Preferred Stock, the charge for impairment to goodwill partially offset by the gain on settlement of litigation all recorded in the in the second quarter of 2006, as well as lower sales and gross profit, our net loss applicable to common shares for the three months ended June 30, 2006 increased $10.1 million to $13.1 million, or $1.25 per diluted share, as compared to a net loss applicable to common shares for the three months ended June 30, 2005 of $3.0 million, or $0.49 per diluted share of common stock.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

Net Sales
($000’s)	2005	2006	Change from 2005 to 2006	% Change
Audio Book Club	$3,562	$686	$(2,876)	(80.7)%

Radio Spirits
Catalog	1,310	1,274	(36)	(2.7)%
Wholesale	439	480	41	9.3%
Continuity	314	120	(194)	(61.8)%
	2,063	1,874	(189)	(9.2)%

	$5,625	$2,560	$(3,065)	(54.5)%

Audio Book Club sales decreased principally due to a decrease in club membership as a result of a substantial reduction in our advertising expenditures for new members and our inability to date to generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for our online websites or other websites. Effective June 2006, we ceased selling spoken word hard content to Audio Book Club members.

The slight decrease in Radio Spirits catalog sales is principally attributable to fewer customers. Wholesale sales of old-time radio products increased slightly principally due to an increase in sales to our major customers. Sales of our World’s Greatest Old-Time Radio continuity program decreased principally due to a decrease in continuity buyers as a result of a discontinuation of advertising expenditures for new customers.

Cost of Sales
$ (000's)	2005		2006
		As a %		As a %	From 2005 to 2006
	$	of Net Sales	$	of Net Sales	Change	% Change
Audio Book Club	$2,335	65.6%	$795	115.9%	$1,540	70.0%

Radio Spirits
Catalog	556	42.4%	634	49.8%	(78)	(14.0)%
Wholesale	380	86.6%	474	98.8%	(94)	(24.7)%
Continuity	132	42.0%	75	61.7%	57	43.2%
Total Radio Spirits	1,068	51.8%	1,183	63.1%	(115)	(10.8)%
	$3,403	60.5%	$1,978	77.3%	$1,425	41.9%

The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 80.7 % as described above. The increase in cost of sales as a percentage of sales is principally due to an increase in product and related royalty costs as a percentage of sales (accounting for 43.8% of the increase) since a smaller active membership required us to purchase finished goods rather than license and manufacture product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers. In the second quarter of 2005 we moved our warehouse and fulfillment operations to a facility, which allowed us to drop ship from its inventory, and accordingly we changed from licensing and manufacturing our audiobook titles to buying on a wholesale basis. Under this buying arrangement bought products at a fixed percentage off of manufacturer’s suggested retail price. This increase was offset by the write-off of unearned publisher advances in the prior period of $305,000 (accounting for a 17.1% decrease). Additionally, the sale of digital audio content including the cost of encoding of the digital files has carried a similar product cost margin at this level of sales to the wholesale buying arrangement discussed above. In June 2006, we ceased the sale of hard good spoken word product to Audio Book Club members. Additionally, an increase in fulfillment costs as a percentage of sales (accounting for 73.2% of the increase) due to the fixed cost of fulfillment being allocated over lower sales.

Cost of Radio Spirits catalog sales increased principally due to higher product and related royalty costs as a percentage of the slightly lower sales volume due to the fixed portion of royalty advances and to a lesser extent the fixed portion of fulfillment costs in relation to the slightly lower sales. The cost of wholesale sales as a percentage of sales increased principally due to an increase in product cost (accounting for 31.4% of the decrease) due to the higher sales of discounted product and product mix and the fixed portion of royalty advances (accounting for 68.6% of the increase). The cost of World’s Greatest Old-Time Radio continuity sales as a percentage of sales increased principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as we have not marketed for new customers.

Advertising and Promotion
$ (000's)
			From 2005 to 2006
	2005	2006	Change	% Change
($000’s)
Audio Book Club
Total Audio Book Club	$234	$447	$(213)	(49.0)%

Radio Spirits
Catalog	380	268	112	35.5%
Wholesale	27	--	27	100.0%
Continuity	--	--	--	--
Total Radio Spirits	407	268	139	43.3%

New Projects	132	--	132	100.0%
Total Spending	773	715	58	48.9%

Amount Capitalized	--	--	--	--
Amount Amortized	14	--	14	100.0%
Advertising and Promotion Expense	$787	$715	$72	49.4%

Advertising and promotion expenses at Audio Book Club increased principally due to direct marketing related to the promotion of digital downloads of spoken word entertainment. Advertising and promotion expenses at Radio Spirits direct mail declined due to fewer mailed catalogs. The decline in radio spirits wholesale was due to no cooperative advertising placement in the period. During the six months ended June 30, 2005 we incurred $132,000 related to new projects, principally marketing tests related to the download business.

General and Administrative

General and administrative expenses for the six months ended June 30, 2006 stayed relatively flat at $3.6 million as compared to the six months ended June 30, 2005. An increase in payroll and related expenses of $210,000 was offset by a decrease in bad debts of $85,000, a decrease in professional fees of $90,000 and public company expenses of $29,000. The increase in payroll is principally due to a net increase in personnel including costs for website development and maintenance. The decrease in bad debts is related to the decrease in audio book club and WGOTRS continuity discussed above. The decrease in public company expenses is principally due to fees paid for investor relations.

Termination Costs

In the second quarter of 2005, the employment of one senior executive who had an employment agreement was terminated and the employment of several employees, one of which had an employment agreement, was also terminated. We made aggregate settlement payments totaling $697,000 through March 2006.

Depreciation and Amortization
	2005	2006
$ (000's)
Depreciation	$39	296
Amortization	4	4
Total depreciation and amortization	$43	$300

The increase in depreciation and amortization expenses for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is primarily attributable to depreciation on 2005 fixed asset additions and website development costs, principally computer equipment and the cost of the development of the new websites offering downloadable audio content.

Charge for impairment of Goodwill

We recorded an additional impairment charge of $2,126,000 in the second quarter of 2006 as a result of an impairment test conducted in July 2006 due to a change in facts and circumstances related to our radio business.

Gain on Settlement of Litigation

We entered into a settlement and mutual release agreement with each of Larry King and Larry King Enterprises (collectively, “King”) and Celebrity Newsletter LLC relating to the settlement of claims under the our endorsement and promotion agreement with Celebrity Newsletter LLC and Larry King, pursuant to which it was intended that we launch a Larry King on-line audio entertainment and education service. In June 2005, we announced that the service was tabled due to developments beyond its control. Pursuant to the settlement agreement, we received a cash payment of $962,714 net of related fees and expenses on June 21, 2006 and dismissed all claims against King and Celebrity Newsletter LLC.

Interest Income

Interest income increased by $43,000 to $118,000 for the six months ended June 30, 2006 from the six months ended June 30, 2005 due to the net increase in our cash balances during that period as a result of the March 2005 Financing.

Interest Expense
	2005	2006
$ (000's)
Interest expensed	$416	$1
Amortization of deferred financing costs and original issue discount	210	29
Financing costs	--	70
Dividends on redeemable preferred stock classified as interest expense	--	173
Penalties accrued on redeemable preferred stock	--	192
Total interest expense	$626	$465

The decrease in interest expenses is principally due to the payment of the senior debt facility and related party debt in connection with the March 2005 Financing partially offset by the classification of dividends on redeemable preferred stock as interest expense since May 12, 2006 the date the preferred stock issued in the March 2005 Financing became redeemable as well as the accrual of penalties under the preferred stock agreement and fees and expenses related to our seeking strategic alternative initiatives. See above for further discussion of these items.

Accretion of discount on Mandatory Redeemable Preferred Stock

On May 12, 2006 the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. This action triggered the right of the holders of the Series D Preferred Stock to demand redemption of their shares for cash. Although none of the holders have demanded redemption, the liquidation preference amount of $21,063,000 has been reclassified to current liabilities and the unearned discount of $9,709,000 has been immediately accreted to interest expense in accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“FASB No.150”). Additionally, dividends accrued since May 12, 2006 have been classified as interest expense also in accordance with FASB No.150. The Company does not have the financial resources to redeem the preferred stock.

Loss on Early Extinguishment of Debt

Concurrently with the March 2005 Financing we repaid from net proceeds, all of the principal and accrued and unpaid interest due on the Company’s outstanding senior notes issued on April 28, 2004, in the aggregate amount of approximately $9,400,000. The Company reported a charge in the first quarter of 2005 of $579,000 to reflect the write-off of unamortized financing charges related to the repayment of this debt.

Preferred Stock Dividends
	2005	2006
$ (000's)
Dividends accrued on Series A Preferred Stock	$51	$--
Dividends accrued on Series B Preferred Stock	1	--
Dividends accrued on Series C Preferred Stock	102	--
Dividends accrued on Series D Preferred Stock	584	454
Deemed dividend for beneficial conversion feature Of Series D Preferred Stock	17,423	--
Total dividends deemed or accrued on preferred stock	$18,161	$454

The decrease in the accrual of preferred stock dividends for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is principally due to the classification of series D dividends as interest expense since May 12, 2006 the date the preferred stock became redeemable.

The Series D Preferred Shares are convertible at any time at the option of the holder into shares of our common stock at the rate of $3.30 per share and each warrant is exercisable to purchase one share of our common stock at an exercise price of $3.36 per share. The market price for our common stock at March 21, 2005 was $4.14. We recorded as a non-cash deemed dividend in the first quarter of 2005 in an amount of $17,423,000 to reflect the value of the beneficial conversion feature of the Series D Preferred Stock and increased contributed capital by $17,423,000. The recording of the dividend had no effect on our cash or net equity.

Loss Applicable to Common Stockholders
$ (000's)
			From 2005 to 2006
	2005	2006	Change	% Change
$ (000's)
Loss applicable to common stockholders	$22,184	$15,739	$6,445	29.1%

Principally due to the deemed dividend for beneficial conversion of Series D Preferred Stock of $17,423,000 recorded in 2005 and the gain on settlement of litigation recorded in 2006 partially offset by the accretion of discount on Series D Preferred Stock and the charge for impairment to goodwill as well as lower sales and gross profit in 2006, our net loss applicable to common shares for the six months ended June 30, 2006 decreased by approximately $6.4 million to $15.7 million, or $1.50 per diluted share, as compared to a net loss applicable to common shares for the six months ended June 30, 2005 of $22.2 million, or $4.36 per diluted share of common stock.

Liquidity and Capital Resources
Overview
Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings from financial institutions and our principal shareholders.

Amper, Politziner and Mattia, P.C, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2005, which highlights that current cash balances are insufficient to support operations raising substantial doubt about the Company’s ability to continue as a going concern.

As described above, we believe that our existing cash plus anticipated revenues will not be sufficient to fund our capital commitments and operate our business through the end of 2006. We have engaged investment bankers to help effect a sale of the Company or certain assets of the Company or a strategic merger. In the event we do not complete such a transaction, during the next few months, we will be required to further cut back operations or delay our digital distribution strategy and may not be able to continue opertions for any meaningful period thereafter. There can be no assurance that we will be successful in completeing a transaction.

Activity during the six months ended March 31, 2006

For the six months ended June 30, 2006, cash decreased by $4.2 million, as we had net cash used in operating activities of $3.7 million, used net cash of $80,000 in investing activities and had cash used in investing activities of $0.5 million. Net cash used in operating activities principally consisted of the net loss of $15.3 million, increases in prepaid expenses of $69,000 and an increase in royalty advances of $11,000, a decrease in accounts payable and accrued expenses of $938,000; partially offset by, depreciation and amortization expenses of $300,000, amortization of deferred financing costs and original issue discount of $29,000, a charge for the impairment of goodwill of $2.1 million described above, accretion of discount on mandatory redeemable preferred stock of $9.7 million described above, a decrease in accounts receivable of $190,000 and a decrease in inventory of $253,000.

The decreases in accounts receivable, inventory and accounts payable are primarily attributable to the reduction in sales described above. The increase in prepaid expenses is principally due to the timing of payments of prepaid insurance and other costs and certain Radio Spirits catalog expenses.

Net cash used in investing activities consists of acquisition of fixed assets of $80,000, principally computer equipment and the cost of the development of our websites.

Net cash used in financing activities consists of the payment of dividends on preferred stock of $363,000, payment of deferred financing costs of $57,000 and payment of long tem debt of $35,000.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial insruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for Time Warner as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

Item 3: Quantitative and Qualitative Disclosures of Market Risk

We are not subject to exposure to market risk for changes in interest rates. We have total gross amount of debt outstanding as of May 11, 2006 of $768,000, all of which is at fixed rates. Changes in the prime rate or LIBOR would not have an impact on our fair values, cash flows, or earnings for the six months ended June 30, 2006.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings
The Company is not a defendant in any litigation. In the normal course of business, the Company is subject to threats of litigation. The Company does not believe that the potential impact of any threatened litigation, if ultimately litigated, will have a material adverse effect on the Company.

Item 1A: Risk Factors

The Company supplements the risk factors previously disclosed in Item 1A of our 2005 annual report on Form 10-K with the following:

Our stock price has been and could continue to be extreme volatility, which could result in delisting from Nasdaq if we fail to satisfy the $1.00 minimum bid requirement for our common stock or the $5,000,000 minimum market value of publicly held shares of our common stock.

In May 2006, we received notification from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid request for continued listing of our common stock and, therefore we have been provided 180 calendar days or until November 13, 2006 to regain compliance.  To regain compliance with the bid price requirement, the bid price of our common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to November 13, 2006. If we are not in compliance at November 13, 2006, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq’s determination to delist the securities to a Nasdaq Listing Qualifications Panel.  If we are delisted from Nasdaq, the market for our securities may be more limited.  Additionally, if we are delisted from Nasdaq and, at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our securities may be subject to the “penny stock” rules promulgated under the Securities Exchange Act.  If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.  As a result, the market price of our securities may be depressed and security holders may find it more difficult to sell their securities.

In June 2005, we received notice from Nasdaq indicating that for 30 consecutive trading days, our common stock has not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued listing of our common stock. We have been provided 90 calendar days, or until September 25, 2006, for our common stock to regain compliance. To regain compliance the minimum market value of our publicly held shares must be $5,000,000 or greater for a minimum of 10 consecutive trading days prior to September 25, 2006.

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

MediaBay, Inc.

Dated: August 17, 2006	By:	/s/ Jeffrey Dittus
Jeffrey Dittus
Chief Executive Officer

Date: August 17, 2006	By:	/s/ Robert Toro
Robert Toro
Chief Financial Officer (principal accounting and financial officer)