Form 10-Q
period 2006-09-30
MEDIABAY INC
filed 2006-11-14
CIK 1040973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 10,516,444 shares of the Registrant’s Common Stock outstanding.

MEDIABAY, INC.
Quarter ended September 30, 2006
Form 10-Q
MEDIABAY, INC.

PART I: FINANCIAL INFORMATION Item 1: Financial Statements MEDIABAY, INC.
Condensed Consolidated Balance Sheets (Dollars in thousands)

	September	December
	30,	31,
	2006	2005 (1)
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$3,062	$8,243
Accounts receivable, net of allowances for sales returns and doubtful accounts of $1,364 and $1,533 at
September 30, 2006 and December 31, 2005, respectively	214	691
Inventory	462	763
Prepaid expenses and other current assets	480	464
Royalty advances	512	523
Total current assets	4,730	10,684
Fixed assets, net	1,427	1,785
Other intangibles, net	36	42
Goodwill	4,030	6,156
	$10,223	$18,667

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$3,742	$4,969
Short-term debt, net of original issue discount of $54 at September 30, 2006 and $52 at December 31, 2005	92	32
Preferred dividend and interest payable	928	319
Redeemable preferred stock	21,063	--
Total current liabilities (Note 6)	25,825	5,320
Long-term debt, net of original issue discount of $67 and $111 at September 30, 2006 and December 31, 2005, respectively	534	608
Total liabilities	26,359	5,928

Commitments and Contingencies

Preferred stock, no par value, authorized 5,000,000 shares; 200 shares of Series B issued and outstanding at
September 30, 2006 and December 31, 2005 and 21,063 shares of Series D issued and outstanding at
September 30, 2006 and December 31, 2005	20	11,436
Common stock; no par value, authorized 300,000,000 shares; issued and outstanding 10,516,444 at
September 30, 2006 and December 31, 2005	121,681	121,681
Contributed capital	42,637	42,637
Accumulated deficit	(180,474)	(163,015)
Total common stockholders’ deficiency	(16,136)	12,739
	$10,223	$18,667

(1) Derived from the December 31, 2005 Audited Financial Statements.

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Condensed Consolidated Statements of Operations (Dollars in thousands, except per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30
	2006	2005	2006	2005

Sales, net of returns, discounts and allowances of $91 and
$368 and $124 and $1,554 for the three and nine months ended
September 30, 2006 and 2005, respectively	$904	$1,387	$3,464	$7,012
Cost of sales	708	1,002	2,686	4,406
Gross profit	196	385	778	2,606
Expenses:
Advertising and promotion	194	478	909	1,265
General and administrative	1,114	1,708	4,710	5,295
Termination charges	--	--	--	697
Depreciation and amortization	149	15	449	58
Charge for impairment to Goodwill	--	--	2,126	--
Gain on settlement of litigation	--	--	(963)	--
Operating loss	(1,261)	(1,816)	(6,453)	(4,709)
Interest income	32	92	151	167
Interest expense	526	126	991	752
Accretion of discount on mandatory redeemable preferred stock	--	--	9,709	--
Loss on early extinguishment of debt	--	--	--	579
Loss before income taxes	(1,755)	(1,850)	(17,002)	(5,873)
Income tax expense	--	--	--	--
Net loss	(1,755)	(1,850)	(17,002)	(5,873)
Dividends on preferred stock	--	390	454	1,127
Deemed dividend on beneficial conversion of Series D Preferred Stock	--	--	--	17,423
Net loss applicable to common shares	$(1,755)	$(2,240)	$(17,456)	$(24,423)

Basic and diluted loss applicable to common shares per common share:	$(0.17)	$(0.25)	$(1.66)	$(3.82)

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Condensed Consolidated Statements of Cash Flows (Dollars in thousands)

	(Unaudited) Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(17,002)	$(5,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	--	579
Non-current accrued interest and dividends payable	--	154
Depreciation and amortization	449	58
Amortization of deferred financing costs and original issue discount	43	225
Amortization of deferred member acquisition costs	--	16
Charge for impairment of goodwill	2,126	--
Accretion of discount on mandatory redeemable preferred stock	9,709	--
Changes in asset and liability accounts:
Decrease in accounts receivable, net	477	811
Decrease in inventory	301	593
Increase in prepaid expenses	(16)	(121)
Decrease in royalty advances	12	108
(Decrease) increase in accounts payable, accrued expenses and dividend and interest payable	(713)	(1,528)
Net cash used in operating activities	(4,614)	(4,978)
Cash flows from investing activities:
Acquisition of fixed assets, including development of websites	(86)	(1,207)
Net cash used in investing activities	(86)	(1,207)
Cash flows from financing activities:
Payment of preferred dividends	(363)	(572)
Proceeds from sale of Series D Preferred stock, net of cash fees and expenses	--	31,488
Proceeds from exercise of stock options	--	40
Payment of long-term debt, including accrued interest and dividends	(56)	(11,742)
Redemption of Series A and Series C Preferred Stock.	--	(5,789)
Increase in deferred financing costs.	(62)	--
Net cash (used in) provided by financing activities	(481)	13,425
Net (decrease) increase in cash and cash equivalents	(5,181)	7,240
Cash and cash equivalents at beginning of period	8,243	3,122
Cash and cash equivalents at end of period	$3,062	$10,362

See accompanying notes to condensed consolidated financial statements.

MEDIABAY, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

(1) Liquidity and Cash Flow

Historically, the Company has funded its cash requirements through sales of equity and debt securities and borrowings.

As of September 30, 2006, the Company had cash on hand of $3.1 million. The Company’s cash balance has declined during 2006 and will continue to decline for the foreseeable future unless the Company obtains financing, as it continues to use cash in its operations.

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

In connection with implementing this strategy, which focuses on downloadable spoken word content, the Company determined not to, and has not, and will not, devote the funds necessary to acquire new Audio Book Club members to offset member attrition and in June 2006 ceased sales of hard good spoken word content to remaining Audio Book Club members. As a result, the Company will continue to generate low levels of revenue and revenue may decline further. This will continue to negatively impact the Company’s performance and result in negative cash flow from operations. The Company expects this trend to continue until such time, if ever, it can generate significant revenue from the sale of downloadable spoken word content and attract and establish a meaningful customer base for its online websites or other websites it may develop.

The Company believes that its existing cash plus anticipated revenues will not be sufficient to fund its expected operations and commitments through the end of the first quarter of 2007. The Company has engaged investment bankers to help effect a sale of the Company or certain assets of the Company or a strategic merger. In the event the Company does not complete such a transaction during the next few months, it will be required to further cut back operations and delay its digital distribution strategy and may not be able to continue operations for any meaningful period thereafter. There can be no assurance that the Company will be successful in completing a transaction.

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

Other Intangibles, Net
Intangible assets, principally consists of purchased intellectual property, which is reviewed for impairment on each reporting date, and a non-compete agreement, which ise being amortized over its contractual term of five years.

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

Revenue Recognition
During the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, the Company derived its principal revenue through sales of audiobooks, classic radio shows and other spoken word audio products directly to consumers principally through direct mail and the Internet. The Company also sold classic radio shows to retailers either directly or through distributors. The Company derived additional revenue through rental of its proprietary database of names and addresses to non-competing third parties through list rental brokers. The Company also derived a small amount of revenue from advertisers included in its nationally syndicated classic radio shows. The Company recognizes sales to consumers, retailers and distributors upon shipment of merchandise. List rental revenue is recognized on notification by the list brokers of rental by a third party when the lists are rented. The Company recognizes advertising revenue upon notification of the airing of the advertisement by the media buying company representing the Company or directly from the broadcaster. Allowances for future returns are based upon historical experience and evaluation of current trends.

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

The Board's decision to accelerate the vesting of these options was in response to a review of the Company’s long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS No. 123R, which the Company adopted January 1, 2006. The Company believed that accelerating the vesting of these options prior to the adoption of SFAS No. 123R may have resulted in the Company not having to recognize compensation expense in the then remaining vesting periods. The Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under SFAS 123 (R) is as follows:

	September 30, 2005
	Three months Ended	Nine Month Ended

Net loss applicable to common shares, as reported	$(2,240)	$(24,423)
Deduct: Total stock-based employee compensation expense determined under fair value based method for
all awards, net of related tax effects	--	(755)
Pro forma net loss applicable to common shares	$(2,240)	$(25,178)
Net loss per share:
Basic and diluted - as reported	$(0.25)	$(3.82)
Basic and diluted - pro forma	$(0.25)	$(3.93)
No dividend yield and the following assumptions were used in the pro forma calculation of compensation expense:

Date	No. of Shares	Exercise Price	Assumed Volatility	Risk-free Interest Rate	Fair Value per Share
First Nine Months 2005	801,667	$3.54	41%	3.35%	$.96

No options were issued in the nine months ended September 30, 2006.

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

Based on a change in Company strategy, which the Company believes will result in lower sales and continued losses for the foreseeable future, the Company has determined that it is more likely than not that it will, in the foreseeable future, be unable to realize all or part of its net deferred tax asset. The Company continues, accordingly, to provide a full valuation allowance for its net deferred tax assets.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff's previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for the Company beginning in the fourth quarter of this fiscal year and management does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 is effective for the Company beginning in 2008. The Company is currently evaluating the impact the adoption of FAS 157 will have on its consolidated financial statements.

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

The following table presents details of other intangibles at September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Mailing Agreements	$592	$592	$--	$592	$592	$--
Customer Lists	4,380	4,380	--	4,380	4,380	--
Non-Compete Agreements	313	302	11	313	296	17
Other	25	--	25	25	--	25
Total Other Intangibles	$5,310	$5,272	$36	$5,310	$5,268	$42

Amortization of intangible assets was $6 for both the nine months ended September 30, 2006 and 2005. The Company estimates intangible amortization expenses of $8 in 2006 and $9 in 2007.

(5) Debt

	As of
	September 30,	December 31,
	2006	2005
Premier debt	$747	$803
Less: original issue discount	(121)	(163)
Less: current portion	(92)	(32)
Long-term debt	$534	$608

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

The future minimum loan payments are as follows:

Three months ending December 31, 2006	$21
Year ending December 31, 2007	183
Year ending December 31, 2008	233
Year ending December 31, 2009	233
Beyond	77
Total maturities, including debt discount of $135	$747

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

As of September 30, 2006, 14,837 shares of Series D Preferred Stock plus accrued dividends thereon had been converted into 4,521,592 shares of common stock and 21,063 shares of Series D Preferred Stock are outstanding.

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

On May 12, 2006, the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. This action triggered the right of the holders of the Series D Preferred Stock to demand redemption of the $21,063 liquidation preference amount of the series D preferred stock plus accrued and unpaid dividends thereon for cash. Accordingly, the liquidation preference amount of $21,063 has been reclassified to current liabilities and the unearned discount of $9,709 has been immediately accreted to interest expense in accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“FASB No.150”). Additionally, dividends accrued since May 12, 2006 have been classified as interest expense also in accordance with FASB #150. The Company does not have the financial resources to redeem the preferred stock.

Stock Options and Warrants

From January 1, 2006 to September 30, 2006, no options to purchase shares of the Company’s common stock were issued. The Company cancelled options to purchase 174,721 shares of its common stock pursuant to the terms of such options and options to purchase 15,169 shares of its common stock expired.

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

(8) Net Loss Per Share of Common Stock

Basic loss per share was computed using the weighted average number of common shares outstanding for the three and nine months ended September 30, 2006 of 10,516,444 and for the three and nine months ended September 30, 2005 of 8,989,725 and 6,400,211, respectively.

For the three and nine months ended September 30, 2006, there were 11,931,126 common stock options and warrants with an average exercise price of $4.61 per share, which were not included in the computation of diluted loss per share, because they would have been anti-dilutive as calculated under the treasury stock method as the Company was in a loss position and the exercise prices of these shares were greater than the average market price of common shares during the periods and 6,387,056 common equivalent shares with an average exercise price of $3.30 per share relating to convertible preferred stock calculated under the “if-converted method” as the Company was in a loss position and the liquidation preference of preferred stock has been reclassified to current liabilities as a result of it becoming redeemable in accordance with FASB #150. See note 6 above.

For the three months ended September 30, 2005, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 49,019 common equivalent shares, as calculated under the treasury stock method and 7,820,544 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the “if-converted method”. Dividends on convertible preferred stock added back to net loss applicable to common shares would have been $390 for the three months ended September 30, 2005.

For the nine months ended September 30, 2005, common equivalent shares, which were not included in the computation of diluted loss per share because they would have been anti-dilutive were 780,501 common equivalent shares, as calculated under the treasury stock method and 8,635,463 common equivalent shares relating to convertible subordinated debt and convertible preferred stock calculated under the “if-converted method”. Interest expense and dividends on the convertible subordinated debt and convertible preferred stock added back to net loss applicable to common shareholders would have been $1,303 for the nine months ended September 30, 2005.

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

(9) Supplemental Cash Flow Information
No cash has been expended for income taxes for the nine months ended September 30, 2006 and 2005. Cash paid for interest expense was $3 and $2,127 for the nine months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006, the Company reclassified the liquidation preference on its series D preferred stock of $21,063 to current liabilities. See note 6 above.

The Company had the following non-cash activities for the nine months ended September 30, 2005:

2005
Conversions of subordinated notes into common stock	$5,784
Conversion of preferred shares into common stock	$14,837
Conversion of common shares and warrants into preferred stock and warrants sold in the Financing	$900
Issuance of warrants in connection with the Financing	$12,838

(10) Segment Reporting
For the three and nine months ended September 30, 2006 and 2005, the Company operated in three reportable segments: Corporate; Audio Book Club (“ABC”) a membership-based club selling audiobooks via direct mail and on the Internet including digital downloads and Radio Spirits (“RSI”) which produces, sells, licenses and syndicates old-time radio programs. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs, professional fees, interest expenses and amortization of acquisition related costs. The Company evaluates performance and allocates resources among its three operating segments based on operating income and opportunities for growth. Inter-segment sales are recorded at prevailing sales prices.

Segment Reporting
Three Months Ended September 30, 2006					Inter-
	Corporate		ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances		$--	$82	$822	$--	$904
Depreciation and amortization		17	132	--	--	149
Operating (loss) profit		(837)	(333)	(91)	--	(1,261)
Interest expense, net		494	--	--	--	494
Accretion of discount on preferred stock		--	--	--	--	--
Net loss		(1,331)	(333)	(91)	--	(1,755)
Dividends on Preferred Stock		--	--	--	--	--
Net (loss) income applicable to common shares		(1,331)	(333)	(91)	--	(1,755)
Total assets		--	3,678	6,545	--	10,223
Acquisition of fixed assets		$--	$6	$--	$--	$6

Segment Reporting
Three Months Ended September 30, 2005					Inter-
		Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances	$	---	$531	$856	$--	$1,387
Depreciation and amortization		2	10	3	--	15
Operating (loss) profit		(744)	(791)	(285)	4	(1,816)
Interest expense, net		34	--	--	--	34
Net loss		(778)	(791)	(285)	4	(1,850)
Dividends on Preferred Stock		390	--	--	--	390
Net (loss) income applicable to common shares		(1,168)	(791)	(285)	4	(1,850)
Total assets		--	10,859	12,932	(46)	23,745
Acquisition of fixed assets		$--	$627	$--	$--	$627
Segment Reporting
Nine Months Ended September 30, 2006					Inter-
		Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances		$--	$767	$2,697	$--	$3,464
Depreciation and amortization		52	397	--	--	449
Operating (loss) profit		(2,462)	(1,737)	(2,254)	--	(6,453)
Interest expense, net		840	--	--	--	840
Accretion of discount on preferred stock		9,709	--	--	--	9,709
Net loss		(13,011)	(1,737)	(2,254)	--	(17,002)
Dividends on Preferred Stock		(454)	--	--	--	(454)
Net (loss) income applicable to common shares		(13,465)	(1,737)	(2,254)	--	(17,456)
Total assets		--	3,678	6,545	--	10,223
Acquisition of fixed assets		$--	$84	$2	$--	$86

Segment Reporting
Nine Months Ended September 30, 2005					Inter-
		Corporate	ABC	RSI	segment	Total
Sales, net of returns, discounts and allowances		$--	$4,093	$2,919	$--	$7,012
Depreciation and amortization		6	34	17	--	57
Operating (loss) profit		(2,956)	(985)	(777)	9	(4,709)
Interest expense, net		585	--	--	--	585
Loss on early retirement of debt		579	--	--	--	579
Net loss		(4,120)	(985)	(777)	9	(5,873)
Dividends on Preferred Stock		1,127	--	--	--	1,127
Deemed dividend for beneficial conversion feature of Series D Preferred Stock		17,423				17,423
Net (loss) income applicable to common shares		(22,670)	(985)	(777)	9	(24,423)
Total assets		--	10,859	12,932	(46)	23,745
Acquisition of fixed assets		$--	$1,207	$--	$--	$1,207

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

The Company subleased two offices in New York, New York from a company partially owned by its Chairman. The lease commenced on August 1, 2005 and ended on July 31, 2006. The lease amount was $3 per month. The lease payments in 2006 were $21.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Forward-looking Statements

Certain statements in this Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation our in ability to implement our strategy, the decision to seek strategic alternatives and the risks related thereto: our history of losses and declining revenues; our ability to obtain additional financing and restructure our existing capitalization, license and sell new spoken word content, anticipate and respond to changing customer preferences, license and produce desirable content, protect our databases and other intellectual property from unauthorized access, and collect receivables; dependence on third-party providers, suppliers and distribution channels; competition; the costs and success of our marketing strategies, product returns, member attrition; risks relating to our capital structure and the other risk factors set forth in our other filings with the SEC. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

As of September 30, 2006, we had cash on hand of $3.1 million. Our cash balance has declined since our financing in March 2005 and will continue to decline for the foreseeable future unless we obtain financing, as we continue to use cash in our operations.

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

We believe that our existing cash plus anticipated revenues will not be sufficient to fund our expected operations and commitments through the end of the first quarter 2007. We have engaged investment bankers to help effect a sale of the Company or certain assets of the Company or a strategic merger. In the event we do not complete such a transaction during the next few months, we will be required to further cut back operations or delay our digital distribution strategy and may not be able to continue operations for any meaningful period thereafter. There can be no assurance that we will be successful in completing a transaction.

On May 12, 2006, the Company’s Board of Directors determined to suspend the payment of dividends to holders of Series D Preferred Stock. This action triggered the right of the holders of the Series D Preferred Stock to demand redemption of the $21,063,000 liquidation preference amount of the Series D Preferred stock plus accrued and unpaid dividends thereon for cash. Accordingly, the liquidation preference amount of $21,063,000 has been reclassified to current liabilities and the unearned discount of $9,709,000 has been immediately accreted to interest expense in accordance with Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“FASB No. 150”). Additionally, dividends accrued since May 12, 2006 have been classified as interest expense also in accordance with FASB No.150. The Company does not have the financial resources to redeem the preferred stock.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.

We report financial results on the basis of three business segments; Corporate, Audio Book Club, including downloadable spoken word, and Radio Spirits. Except for corporate, each segment serves a unique market segment within the spoken word audio industry. For the nine months ended September 30, 2006, our Audio Book Club segment had net sales of approximately $767,000 and our Radio Spirits segment had net sales of approximately $2,697,000.

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

In October 2005, we launched our digital distribution strategy through the launch of Soundsgood.com, our fully enabled digital storefront and technology platform. We also continue to enter into strategic agreements to license content and to distribute downloads to consumers. In December 2005, we launched our co-branded digital storefront with Microsoft at msn.soundsgood.com. We have also entered into distribution agreements with Real Network’s Rhapsody, MusicNet and Blish.

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

Accounts receivable valuation
We record an estimate of our anticipated bad debt expense and return rates based on our historical experience. If the financial condition of our customers, including either individual consumers or retail chains, were to deteriorate, or if the payment or buying behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required. For example, a one percent increase in returns as a percentage of gross sales for the nine months ended September 30, 2006, assuming a constant gross profit percentage and all other expenses unchanged, would have resulted in a decrease in net sales of $35,000 and an increase in net loss available to common shares of $8,000. A one percent increase in bad debt expense as a percentage of net sales, assuming all other expenses were unchanged, would have resulted in an increase in bad debt expenses and corresponding increase in net loss available to common shares of $35,000.

Income Taxes
The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management.

Based on a change in our strategy, which we believe will result in lower sales and continued losses for the foreseeable future, we have determined that it is more likely than not that we will, in the foreseeable future, be unable to realize all or part of our net deferred tax asset. Accordingly, we continue to provide a full valuation allowance for our net deferred tax assets.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the purchase method of accounting. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We conducted our annual impairment test for 2005 in March 2006 and for 2004 in January 2005, utilizing the services of an independent appraiser, and our annual impairment tests for 2003 in October 2003. We recorded an impairment charge of $3,502,000 at December 31, 2005 as a result of the impairment test conducted in March 2006.

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

Results of Operations

The following table sets forth, for the periods indicated, historical operating data as a percentage of net sales.

	Three Months		Nine Months
	Ended September 30,		September June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3	72.2	77.5	62.8
Gross profit	21.7	27.8	22.5	37.2
Advertising and promotion	21.4	34.5	26.2	18.1
General and administrative expense	123.2	123.1	136.0	75.5
Termination charges	--	--	--	10.0
Depreciation and amortization expense	16.5	1.1	13.0	0.8
Charge for impairment to goodwill	--	--	61.4	--
Gain on settlement of litigation	--	--	(27.8)	--
Interest (income)	(3.5)	(6.6)	(4.4)	(2.4)
Interest expense	58.2	9.1	28.6	10.7
Accretion of discount on mandatory redeemable preferred stock	--	--	280.3	--
Loss on early extinguishment of debt	--	--	--	8.3
Income tax expense (benefit)	--	--	--	--
Net (loss)	(194.1)	(133.4)	(490.8)	(83.8)
Dividends on preferred stock	--	28.1	13.1	16.1
Deemed dividends on beneficial conversion of preferred stock	--	--	--	248.4
Net (loss) applicable to common shares	(194.1)%	(161.5)%	(503.9)%	(348.3)%

Results of Operations
Three months ended September 30, 2006 compared to three months ended September 30, 2005:

Net Sales
($000’s)	2005	2006	Change from 2005 to 2006	% Change
Audio Book Club	$531	$82	$(449)	(84.6)%

Radio Spirits
Catalog	553	707	154	27.8%
Wholesale	176	94	(82)	(46.6)%
Continuity	127	21	(106)	(83.5)%
	856	822	(34)	(4.0)%

	$1,387	$904	$(483)	(34.8)%

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

The increase in Radio Spirits catalog sales is principally attributable to the timing of catalog mailings. Wholesale sales of old-time radio products decreased principally due to a decrease in sales to our major customers. Sales of our World’s Greatest Old-Time Radio Shows (“WGOTRS) continuity program decreased principally due to a decrease in continuity buyers as a result of a discontinuation of advertising expenditures for new customers. This continuity program was discontinued in August 2006.

Cost of Sales
$ (000's)	2005		2006
		As a %		As a %	From 2005 to 2006
	$	of Net Sales	$	of Net Sales	Change	% Change
Audio Book Club	$527	99.2%	$153	186.6%	$374	71.0%

Radio Spirits
Catalog	207	37.4%	341	48.2%	(134)	(64.7)%
Wholesale	213	121.0%	194	206.4%	19	8.9%
Continuity	55	43.3%	20	95.2%	35	63.6%
Total Radio Spirits	475	55.5%	555	67.5%	(80)	(9.2)%
	$1,002	72.2%	$708	78.3%	$294	29.3%

 The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 84.6 % as described above. The increase in cost of sales as a percentage of sales is principally due to an increase in fulfillment costs as a percentage of sales (accounting for 60.0% of the increase) due to the fixed cost of fulfillment being allocated over lower sales and the cost associated with the wind down of hard content sales to Audio Book Club customers discussed above. Additionally, product costs as a percentage of sales increased (accounting for 40.0% of the increase) due to the cost of encoding of the digital files allocated over a low sales base. Cost of Radio Spirits catalog sales increased principally due to the higher sales and higher product and related royalty costs as a percentage of sales due to the fixed portion of royalty advances. The cost of wholesale sales as percentage of sales increased principally due to an increase in product cost (accounting for 25.1% of the decrease) due to the a higher portion of fixed costs in relation to the lower sales, the fixed cost of warehousing and fulfillment (accounting for 29.1% of an increase) and the fixed portion of royalty advances (accounting for 45.8% of an increase). The cost of World’s Greatest Old-Time Radio continuity sales as a percentage of sales increased principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as discussed above.

Advertising and Promotion
$ (000's)
			From 2005 to 2006
	2005	2006	Change	% Change
($000’s)
Audio Book
Total Audio Book	$151	$34	$117	77.5%

Radio Spirits
Catalog	199	158	41	20.6%
Wholesale	13	2	11	84.6%
Continuity	--	--	--	--
Total Radio Spirits	212	160	52	24.5%

New Projects	112	--	112	100.0%
Total Spending	475	194	281	59.2%

Amount Capitalized	--	--	--	--
Amount Amortized	3	--	3	100.0%
Advertising and Promotion Expense	$478	$194	$284	59.4%

Advertising and promotion expenses at Audio Book Club decreased principally due to the ceasing of hard good content sales as discussed above and lower direct marketing related to the promotion of digital downloads of spoken word entertainment due to cash constraints. Advertising and promotion expenses at Radio Spirits direct mail declined due to fewer mailed catalogs. The decline in wholesale was because of lower cooperative advertising placements in the period. During the three months ended September 30, 2005 we incurred $112,000 related to new projects, principally marketing tests related to the download business.

General and Administrative

General and administrative expenses for the three months ended September 30, 2006 decreased $594,000, or 53.3%, to $1.1 million as compared to $1.7 million for the three months ended September 30, 2005 principally due to decreases in payroll and related expenses of $260,000, professional fees of $225,000, bad debts of $55,000 and public company expenses of $54,000. The decrease in payroll is principally due to decreased personnel including costs for website development and maintenance. The decrease in professional fees is due to a reduction in legal and consulting fees related to the development of the digital strategy. The decrease in bad debts is due to the ceasing of hard good audio book content sales and the discontinuation of the Worlds Greatest Old Time Radio Shows continuity program discussed above. The decrease in public company expenses is principally due to a reduction in fees paid for investor relations and corporate communications.

Depreciation and Amortization
	2005	2006
$ (000's)
Depreciation	$13	147
Amortization	2	2
Total depreciation and amortization	$15	$149

The increase in depreciation and amortization expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is primarily attributable to depreciation on 2005 fixed asset additions and website development costs, principally computer equipment and the cost of the development of the new websites offering downloadable audio content.

Interest Income

Interest income decreased by $60,000 to $32,000 for the three months ended September 30, 2006 from the three months ended September 30, 2005 due to the decrease in our cash balance.

Interest Expense
	2005	2006
$ (000's)
Interest expensed	$111	$2
Amortization of deferred financing costs and original issue discount	15	14
Financing costs	--	30
Dividends on redeemable preferred stock classified as interest expense	--	338
Penalties accrued on redeemable preferred stock	--	142
Total interest expense	$126	$526

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

Preferred Stock Dividends
	2005	2006
$ (000's)
Dividends accrued on Series B Preferred Stock	$1	$--
Dividends accrued on Series D Preferred Stock	389	--
Total dividends accrued on preferred stock	$390	$--

The decrease in the accrual of preferred stock dividends for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is due to the classification of Series D Preferred Stock dividends as interest expense since May 12, 2006, the date the preferred stock became redeemable. During the third quarter of 2005, $13.7 million of principal amount of the Series D Preferred Stock was converted to common stock.

Loss Applicable to Common Stockholders
$ (000's)

			From 2005 to 2006
	2005	2006	Change	% Change
$ (000's)
Loss applicable to common stockholders	$2,240	$1,755	$485	21.7%

Principally due to lower advertising and general and administrative expenses partially offset by lower sales and gross profit and higher net interest and dividend expenses, our net loss applicable to common shares for the three months ended September 30, 2006 decreased $0.5 million to $1.7 million, or $.17 per diluted share, as compared to a net loss applicable to common shares for the three months ended September 30, 2005 of $2.2 million, or $0.25 per diluted share of common stock.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

Net Sales
($000’s)	2005	2006	Change from 2005 to 2006	% Change
Audio Book Club	$4,093	$767	$(3,326)	(81.3)%

Radio Spirits
Catalog	1,863	1,981	118	6.3%
Wholesale	615	574	(41)	(6.7)%
Continuity	441	142	(299)	(67.8)%
	2,919	2,697	(222)	(7.6)%

	$7,012	$3,464	$(3,548)	(50.6)%

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

The slight increase in Radio Spirits catalog sales is principally attributable to the timing of catalog mailings partially offset by fewer customers. Wholesale sales of old-time radio products decreased slightly principally due to a decrease in sales to our major customers. Sales of our World’s Greatest Old-Time Radio continuity program decreased principally due to a decrease in continuity buyers as a result of a discontinuation of advertising expenditures for new customers. This continuity program was discontinued in August 2006.

Cost of Sales
$ (000's)	2005			2006	From 2005 to 2006
		As a %		As a %
	$	of Net Sales	$	of Net Sales	Change	% Change
Audio Book Club	$2,863	69.9%	$948	123.6%	$1,915	66.9%

Radio Spirits
Catalog	762	40.9%	975	49.2%	(213)	(28.0)%
Wholesale	594	96.6%	669	116.6%	(75)	(12.6)%
Continuity	187	42.4%	94	66.2%	93	49.7%
Total Radio Spirits	1,543	52.9%	1,738	64.4%	(195)	(12.6)%
	$4,406	62.8%	$2,686	77.5%	$1,720	39.0%

The principal reason for the decline in cost of sales at Audio Book Club was a reduction in sales of 81.3 % as described above. The increase in cost of sales as a percentage of sales is principally due to an increase in product and related royalty costs as a percentage of sales (accounting for 42.6% of the increase) since a smaller active membership required us to purchase finished goods rather than license and manufacture product due to lower sales and our inability to meet manufacturing minimums and recoup advances to publishers. In the second quarter of 2005 we moved our warehouse and fulfillment operations to a facility, which allowed us to drop ship from its inventory, and accordingly we changed from licensing and manufacturing our audiobook titles to buying on a wholesale basis. Under this buying arrangement we bought products at a fixed percentage off of manufacturer’s suggested retail price. This increase was offset by the write-off of unearned publisher advances in the prior period of $305,000 (accounting for a 13.7% decrease). In June 2006, we ceased the sale of hard good spoken word product to Audio Book Club members. Additionally, an increase in fulfillment costs as a percentage of sales (accounting for 71.1% of the increase) due to the fixed cost of fulfillment being allocated over lower sales and costs associated with the wind down of hard content sales to Audio Book Club customers discussed above..

Cost of Radio Spirits catalog sales increased principally due to higher product and related royalty costs as a percentage of the sales due to the fixed portion of royalty advances and to a lesser extent the fixed portion of fulfillment costs in relation to sales. The cost of wholesale sales as a percentage of sales increased principally due to an increase in product cost (accounting for 20.3% of the increase) due to the higher sales of discounted product and product mix, the fixed portion of royalty advances (accounting for 62.6% of the increase) and the fixed portion of warehousing and fulfillment (accounting for 17.1% of the increase). The cost of World’s Greatest Old-Time Radio continuity sales as a percentage of sales increased principally due to the fixed cost associated with warehousing and fulfillment in relation to the lower sales volume as discussed above.

Advertising and Promotion
$ (000's)
			From 2005 to 2006
	2005	2006	Change	% Change
($000’s)
Audio Book Club
Total Audio Book Club	$386	$481	$(95)	(24.6)%

Radio Spirits
Catalog	580	425	155	26.7%
Wholesale	39	3	36	92.3%
Continuity	--	--	--	--
Total Radio Spirits	619	428	191	30.9%

New Projects	244	--	244	100.0%
Total Spending	1,249	909	340	27.2%

Amount Capitalized	--	--	--	--
Amount Amortized	16	--	16	100.0%
Advertising and Promotion Expense	$1,265	$909	$356	28.1%

Advertising and promotion expenses at Audio Book Club increased principally due to direct marketing related to the promotion of digital downloads of spoken word entertainment. Advertising and promotion expenses at Radio Spirits direct mail declined due to fewer mailed catalogs. The decline in radio spirits wholesale was due to lower cooperative advertising placement in the period. During the nine months ended September 30, 2005 we incurred $244,000 related to new projects, principally marketing tests related to the download business.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 decreased by $585,000 to $4.7 million as compared to the nine months ended September 30, 2005. The decrease was mainly attributable to a decrease in payroll and related expenses of $67,000, a decrease in bad debts of $139,000, a decrease in professional fees of $314,000 and a decrease in public company expenses of $65,000. The decrease in payroll and related expense is principally due to a net decrease in personnel including costs for website development and maintenance. The decrease in bad debts is related to the decrease in audio book club and WGOTRS continuity discussed above. The decrease in professional fees is due to a reduction in legal and consulting fees related to the development of the digital strategy. The decrease in public company expenses is principally due to fees paid for investor relations and corporate communications.

Termination Costs

In the second quarter of 2005, the employment of one senior executive who had an employment agreement was terminated and the employment of several employees, one of which had an employment agreement, was also terminated. We made aggregate settlement payments totaling $697,000 through March 2006.

Depreciation and Amortization
	2005	2006
$ (000's)
Depreciation	$51	443
Amortization	7	6
Total depreciation and amortization	$58	$449

The increase in depreciation and amortization expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily attributable to depreciation on 2005 fixed asset additions and website development costs, principally computer equipment and the cost of the development of the new websites offering downloadable audio content.

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

Interest Income

Interest income decreased by $16,000 to $151,000 for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 due to the net decrease in our cash balances during that period.

Interest Expense
	2005	2006
$ (000's)
Interest expensed	$527	$3
Amortization of deferred financing costs and original issue discount	225	43
Financing costs	--	100
Dividends on redeemable preferred stock classified as interest expense	--	511
Penalties accrued on redeemable preferred stock	--	334
Total interest expense	$752	$991

The increase in interest expenses is principally due to the classification of dividends on redeemable preferred stock as interest expense since May 12, 2006 the date the preferred stock issued in the March 2005 Financing became redeemable as well as the accrual of penalties under the preferred stock agreement and fees and expenses related to our seeking strategic alternative initiatives partially offset by the payment of the senior debt facility and related party debt in connection with the March 2005 Financing. See above for further discussion of these items.

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

Preferred Stock Dividends
	2005	2006
$ (000's)
Dividends accrued on Series A Preferred Stock	$51	$--
Dividends accrued on Series B Preferred Stock	1	--
Dividends accrued on Series C Preferred Stock	100	--
Dividends accrued on Series D Preferred Stock	975	454
Deemed dividend for beneficial conversion feature
of Series D Preferred Stock	17,423	--
Total dividends deemed or accrued on preferred stock	$18,550	$454

The decrease in the accrual of preferred stock dividends for the nine months ended September 30, 2006 as compared to the nine months ended June 30, 2005 is principally due to the classification of series D dividends as interest expense since May 12, 2006 the date the preferred stock became redeemable.

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

Loss Applicable to Common Stockholders
$ (000's)

			From 2005 to 2006
	2005	2006	Change	% Change
$ (000's)
Loss applicable to common stockholders	$24,423	$17,456	$6,967	28.5%

Principally due to the deemed dividend for beneficial conversion of Series D Preferred Stock of $17,423,000 recorded in 2005 and the gain on settlement of litigation recorded in 2006 partially offset by the accretion of discount on Series D Preferred Stock and the charge for impairment to goodwill as well as lower sales and gross profit in 2006, our net loss applicable to common shares for the nine months ended September 30, 2006 decreased by approximately $7.0 million to $17.5 million, or $1.66 per diluted share, as compared to a net loss applicable to common shares for the nine months ended September 30, 2005 of $24.4 million, or $3.82 per diluted share of common stock.

Liquidity and Capital Resources

Overview
Historically, we have funded our cash requirements through sales of equity and debt securities and borrowings.

Amper, Politziner and Mattia, P.C, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2005, which highlights that current cash balances are insufficient to support operations raising substantial doubt about the Company’s ability to continue as a going concern.

As described above, we believe that our existing cash plus anticipated revenues will not be sufficient to fund our expected operations and commitments through the end of the first quarter 2007. We have engaged investment bankers to help effect a sale of the Company or certain assets of the Company or a strategic merger. In the event we do not complete such a transaction, during the next few months, we will be required to further cut back operations or delay our digital distribution strategy and may not be able to continue operations for any meaningful period thereafter. There can be no assurance that we will be successful in completing a transaction.

Activity during the nine months ended September 30, 2006

For the nine months ended September 30, 2006, cash decreased by $5.2 million, as we had net cash used in operating activities of $4.6 million, used net cash of $86,000 in investing activities and had cash used in investing activities of $0.5 million. Net cash used in operating activities principally consisted of the net loss of $17.0 million, a decrease in accounts payable and accrued expenses of $713,000, partially offset by, depreciation and amortization expenses of $449,000, a charge for the impairment of goodwill of $2.1 million described above, accretion of discount on mandatory redeemable preferred stock of $9.7 million described above, a decrease in accounts receivable of $477,000, and a decrease in inventory of $301,000.

The decreases in accounts receivable, inventory and accounts payable are primarily attributable to the reduction in sales described above.

Net cash used in investing activities consists of acquisition of fixed assets of $86,000, principally computer equipment.

Net cash used in financing activities consists of the payment of dividends on preferred stock of $363,000, payment of deferred financing costs of $62,000 and payment of long tem debt of $63,000.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff's previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for us beginning in the fourth quarter of this fiscal year and management does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a common definition of fair value to be used when the Company is required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 is effective for the Company beginning in 2008. We are currently evaluating the impact the adoption of FAS 157 will have on its consolidated financial statements.

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

We subleased two offices in New York, New York from a company partially owned by our Chairman. The lease commenced on August 1, 2005 and ended on July 31, 2006. The lease amount was $3,000 per month. The lease payments in 2006 were $21,000.

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

Item 3: Quantitative and Qualitative Disclosures of Market Risk

We are not subject to exposure to market risk for changes in interest rates. We have total gross amount of debt outstanding as of November 10, 2006 of $747,000, all of which is at fixed rates. Changes in the prime rate or LIBOR would not have an impact on our fair values, cash flows, or earnings for the nine months ended September 30, 2006.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MediaBay, Inc.

Date: November 14, 2006	By:	/s/ Jeffrey Dittus
Jeffrey Dittus
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Robert Toro
Robert Toro
Chief Financial Officer
(principal accounting and financial officer)